Form 10QSB
period 1995-06-30
NU TECH BIO MED INC
filed 1995-08-14
CIK 716778

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  -----------------------


                           Commission File No. 0-11772


                              NU-TECH BIO-MED, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                     25-1411971
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation of organization)


55 Access Road, Warwick, Rhode Island                       02886
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (401) 732-6520


------------------------------------------------------------------------------
(Former name or former address, if changed since last report.)


         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes X         No
                     ---          ---

         As of August 11, 1995, there were issued and outstanding 1,742,206 shares of common stock of the registrant.


                               Page 1 of 14 Pages

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                                          JUNE 30                DECEMBER 31
                                                                                           1995                     1994
                                                                                       ------------             ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                         $  3,068,877             $  3,803,189
     Accounts receivable - (net of allowance for  uncollectible claims of approximately $19,615 and $23,600 at June 30,
          1995 and at December 31, 1994, respectively)                                       47,785                   29,850
     Prepaid expenses and other current assets                                               67,443                   25,610
                                                                                       -------------------------------------
Total current assets                                                                      3,184,105
                                                                                                                   3,858,649
Equipment and leasehold improvements, net                                                   238,121                   38,236
Patents (net of accumulated amortization of approximately
     $67,944 and $62,700 at June 30, 1995 and
     December 31, 1994 respectively                                                         116,672                  107,180
Goodwill (net of accumulated amortization of approximately
     $403,684 and $366,200 at June 30, 1995 and
     December 31, 1994 respectively                                                         346,316                  383,816
                                                                                       -------------------------------------

Total Assets                                                                           $  3,885,214             $  4,387,881
                                                                                       =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                             $    196,394             $    483,888
     Contract payable                                                                       105,571                  105,571
     Accrued compensation                                                                    23,999                  130,990
     Current portion of long term debt                                                      192,004                  192,149
                                                                                       -------------------------------------
Total current liabilities                                                                   517,968                  912,598

Debt                                                                                        419,471                  516,767
Deferred income                                                                               5,540                    7,640

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares
          authorized, none outstanding
     Common stock, $.01 par value; 12,000,000 shares
          authorized, 1,648,832 and 1,429,128 shares issued and
          outstanding at June 30, 1995 and December 31, 1994                                 16,488                   14,291
     Capital in excess of par value                                                      16,335,488               14,724,150
     Unvested stock grants                                                                 (940,866)                       -
     Deficit accumulated during the development stage                                   (12,468,875)             (11,787,565)
                                                                                       -------------------------------------
Total stockholders' equity                                                                2,942,235                2,950,876
                                                                                       -------------------------------------

Total liabilities and stockholders' equity                                             $  3,885,214             $  4,387,881
                                                                                       =====================================

See accompanying notes.



                               Page 2 of 14 Pages

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                                      CUMULATIVE
                                                                                                                      AMOUNT FROM
                                                                                                                      FEBRUARY 1
                                                                                                                         1982
                                                     FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED       (INCEPTION TO
                                                       JUNE 30         June 30          JUNE 30       JUNE 30           JUNE 30
                                                        1995            1994             1995          1994               1995
                                                     ---------------------------------------------------------       -------------
Revenues:
    Assay sales                                      $   37,563       $  46,362      $   91,334      $  83,490       $  1,101,740
    Contract revenues                                         -             100           2,100         15,740            732,611
    Investment and interest income                       47,039           1,462          75,072          2,731          2,330,281
    Fee income                                                -               -               -              -            100,000
    Other                                                     -              40               -          4,310            471,417
                                                     ---------------------------------------------------------       ------------
Total revenues                                           84,602          47,964         168,506        106,271          4,736,049
Expenses:
    General and administrative                          320,084         473,395         618,244        644,603          9,443,187
    Lab expense                                          49,715          30,195         108,651         77,138          1,045,503
    Research and development                             18,446          15,654          33,906         30,517          4,606,079
    Loss on sale of investments                               -               -               -              -            577,423
    Interest                                              8,723          10,680          18,000         20,233            186,821
    Rent                                                  6,090           6,127          12,180         12,255            433,413
    Depreciation and amortization                        33,272          34,832          58,834         69,416            740,201
    Loss (gain) on disposal of equipment,
       furniture and fixtures                                 -               -               -              -             34,100
                                                     ---------------------------------------------------------       ------------
Total expenses                                          436,330         570,883         849,815        854,162         17,066,728
                                                     ---------------------------------------------------------       ------------
Loss from continuing operations                        (351,728)       (522,919)       (681,309)      (747,891)       (12,330,679)
Discontinued operations:
    Loss on disposition                                       -               -               -              -           (112,010)
    Loss from discontinued operations                         -               -               -              -           (172,530)
                                                     ---------------------------------------------------------       ------------
    Loss from discontinued operations                         -               -               -              -           (284,540)
                                                     ---------------------------------------------------------       ------------
Loss before extraordinary item                         (351,728)       (522,919)       (681,309)      (747,891)       (12,615,219)
Extraordinary item:
    Gain on forgiveness of debt                               -               -               -              -            146,344
                                                     ---------------------------------------------------------       ------------
Net loss                                             $ (351,728)      $(522,919)     $ (681,309)     $(747,891)      $(12,468,874)
                                                     =========================================================       ============

Net loss per common share                            $    (0.23)      $   (0.88)     $    (0.46)     $   (1.26)
                                                     =========================================================

Weighted average common
    shares outstanding                                1,538,906         599,289       1,484,017        592,263
                                                     =========================================================

See accompanying notes.



                               Page 3 of 14 Pages

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                                  CUMULATIVE
                                                                                                                 AMOUNT FROM
                                                                          FOR THE SIX MONTHS ENDED             FEBRUARY 1, 1982
                                                                          JUNE 30          JUNE 30              (INCEPTION) TO
                                                                           1995             1994                MARCH 31, 1995
                                                                        ----------------------------           ----------------
OPERATING ACTIVITIES
Net loss                                                                 ($681,309)       $(747,891)             $(12,468,874)
Adjustments to reconcile net loss to net
    cash used in operating activities:
        Depreciation, amortization and accretion                          $ 58,834           69,416                 1,206,356
        Common stock issued as compensation                                  2,884          150,000                     2,884
        Loss (gain) on disposal of equipment                                     -                -                    34,100
        Loss on investments                                                      -                -                   349,224
        Loss on sale of subsidiary                                               -                -                   112,010
        Losses of affiliated company                                             -                -                   365,614
        Changes in assets and liabilities:
            Accounts receivable, prepaids and
                other current assets                                       (59,768)         115,118                  (142,291)
           Investment in and advances to affiliate                               -                -                  (431,802)
           Accounts payable and accrued expenses                          (287,494)          44,041                   (76,001)
           Accrued compensation                                          ($106,991)         109,515                    23,999
           Other liabilities                                                     -                -                   (76,840)
           Deferred income                                                  (2,100)          38,800                     5,540
                                                                        ---------------------------              ------------
Net cash used in operating activities                                   (1,075,944)        (221,001)              (11,096,081)

INVESTING ACTIVITIES
Proceeds from sale of equipment                                                  -                -                    10,407
Capital expenditures                                                     ($230,712)         (12,161)                 (489,499)
Organization Costs                                                               -                -                   (19,778)
Purchase of long-term investments and
     other assets                                                                -                -                   (95,974)
Proceeds from loan receivable from officer                                       -                -                   (20,000)
Cash acquired in purchase of company, net                                        -                -                  (820,390)
Sale of company, net of cash sold                                                -                -                   413,000
                                                                        ---------------------------              ------------
Net cash used in investing activities                                     (230,712)         (12,161)               (1,022,234)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                          -          125,000                 1,116,000
Repayment of notes payable                                                 (97,441)         (28,214)                 (288,181)
Proceeds from 7% promissory notes                                                -                -                   400,000
Repayment of 7% promissory notes                                                 -                -                  (400,000)
Advances from officer                                                            -                -                   100,000
Repayment of advances from officer                                               -                -                  (100,000)
Proceeds from sale of common stock                                         669,785                -                14,607,826
Repayment of note payable to stockholder                                         -                -                  (266,601)
Capitalization of interest on note
    payable to stockholder                                              ---------------------------              ------------
Net cash provided by financing activities                                  572,344           96,786                15,187,192
                                                                        ---------------------------              ------------

See accompanying notes.



                               Page 4 of 14 Pages

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                                  CUMULATIVE
                                                                                                                 AMOUNT FROM
                                                                          FOR THE SIX MONTHS ENDED             FEBRUARY 1, 1982
                                                                          JUNE 30          JUNE 30              (INCEPTION) TO
                                                                           1995             1994                MARCH 31, 1995
                                                                        ----------------------------           ----------------
Net increase in cash and cash equivalents                                 (734,312)        (136,376)            3,068,877
Cash and cash equivalents at beginning of period                         3,803,189          261,015                     -
                                                                        ---------------------------            ----------
Cash and cash equivalents at end of period                              $3,068,877        $ 124,639            $3,068,877
                                                                        =================================================
Noncash transactions:
     During 1989, the Company extinguished a
        liability via the issuance of common
        stock at a value of $20,000                                     $        -        $       -            $   20,000
     During 1990, the Company acquired the
        remaining 50% interest in Analytical
        Biosystems Corporation with the
        issuance of 34,286 shares of common
        stock                                                                    -                -               750,000
     During 1991, the Company capitalized
        $49,869 of accrued interest from 1990
        into the note payable to stockholder                                     -                -                49,869
     During 1991, the Company extinguished
        liabilities via the issuance of common
        stock at a value of $30,400                                              -                -                30,400

See accompanying notes.



                               Page 5 of 14 Pages

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Three and Six Months Ended June 30, 1995
                                   (Unaudited)


A.       Basis of Presentation

         In the opinion of management of Nu-Tech Bio-Med, Inc. (the "Company" or "Nu-Tech") the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1995 and the results of operations and cash flows for the three and six months ended June 30, 1995 and 1994.

         The consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises" since the Company's planned principal operations have commenced, but there has been no significant revenue therefrom. Successful completion of the Company's development program and its transition to ultimately attaining profitable operations is dependent upon achieving a level of sales adequate to support the Company's cost structure.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

B.       Unvested Stock Grants

         In June 1995, the Company granted 100,000 restricted shares to the President of the Company that will vest periodically at a rate of 5,000 shares per year subject to certain conditions. The grant has been accounted for as an increase in common stock and capital in excess of par value at the fair value of the shares at the date of the grant offset by an equal charge to equity recorded as an Unvested Stock Grant.

C.       Subsequent Event

         The Company, during July 1995, completed a private sale of 93,335 shares of its common stock at $6 per share and 35,408 common stock purchase warrants were issued at $.05 per warrant for aggregate gross proceeds of approximately $561,800, with expenses of approximately $43,000, for net proceeds of approximately $518,800.



                               Page 6 of 14 Pages

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Three and Six Months Ended June 30, 1995
                                   (Unaudited)


The following table sets forth information of the Company as of June 30, 1995 on an actual and pro forma basis taking into consideration the July 1995 private placement offering.

                                                             June 30, 1995
                                                             -------------
                                                        Actual           Pro Forma
                                                        ------           ---------
 Cash and Cash Equivalents                            $3,068,877        $3,587,677

 Working Capital                                      $2,666,136        $3,184,936

 Total Assets                                         $3,885,214        $4,404,014

 Total Stockholders' Equity                           $2,942,235        $3,461,035





                      (This space intentionally left blank)





                               Page 7 of 14 Pages

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Three months ended June 30, 1995, compared with three months ended June 30, 1994

         The Company is classified as a development stage company for financial accounting purposes by reason of the fact that it has not generated significant revenues from operations to date. Total revenues for the three months ended June 30, 1995, were $84,602 compared to $47,964 for the three months ended June 30, 1994. This increase in total revenues is due to the receipt by the Company of approximately $47,000 of interest income during the quarter, which interest income was derived from the deposit of the proceeds of the Company's December 1994 public offering and April 1995 private sale of securities.

         Assay sales, net of billing adjustments, for the processing of the Fluorescent Cytoprint Assay by Analytical Biosystems Corporation ("ABC"), a wholly owned subsidiary of the Company, were $37,563 for the three months ended June 30, 1995 as compared to $46,362 for the three months ended June 30, 1994. This decrease of $8,799 was due to a reduced number of assays received for processing.

         General and administrative expenses for the three months ended June 30, 1995, were $320,084 compared to $473,395 for the three months ended June 30, 1994. This decrease of $153,311 was due to a one time bonus paid in relation to the hiring of the Company's new Chief Executive Officer during the quarter of June 1994.

         Laboratory expenses for the three months ended June 30, 1995, increased to $49,715 from $30,195 for the three months ended June 30, 1994. This increase of $19,520 is primarily due to general salary increases as well as the addition of personnel to prepare for assay work associated with upcoming clinical trials.

         Research and development expenses of $18,446 for the three months ended June 30, 1995 as compared to $15,654 for the three months ended June 30, 1994 were substantially unchanged. These expenses were primarily associated with work in connection with the reconfiguration of ABC's image system.

         For the three months ended June 30, 1995, the Company incurred a net loss of $351,728 ($0.23 per share) compared to a net loss of $522,919 ($0.88 per share) for the three months ended June 30, 1994. The decrease of $171,191 is due to a combination of a decrease in general and administrative expenses as well as an increase in interest income. The decrease in the net loss per common share was primarily due to an increase in the number of weighted average shares. Weighted average shares were 1,538,906 and 599,289 for the three months ended June 30, 1995 and June 30, 1994, respectively. This increase is primarily due to the issuance of shares associated with the Company's December 1994 public offering and April 1995 private sale of securities.

         Six months ended June 30, 1995, compared with six months ended June 30, 1994

         Total revenues for the six months ended June 30, 1995, were $168,506 compared to $106,271 for the six months ended June 30, 1994. This increase in total revenues is due to the receipt by the Company of approximately $75,000 of interest income during the quarter, which interest income was derived from the deposit of the proceeds of the Company's December 1994 public offering and April 1995 private sale of securities.

         Assay sales, net of billing adjustments, for the processing of the Fluorescent Cytoprint Assay by Analytical Biosystems Corporation ("ABC"), a wholly owned subsidiary of the


                               Page 8 of 14 Pages

Company, were $91,334 for the six months ended June 30, 1995 as compared to $83,490 for the six months ended June 30, 1994. This increase of $7,844 was due to an increased number of reimbursable assays received for processing during the first quarter of 1995.

         General and administrative expenses for the six months ended June 30, 1995, were $618,244 compared to $644,603 for the six months ended June 30, 1994. This decrease of $26,359 was due to a one time bonus paid in relation to the hiring of the Company's new Chief Executive Officer on June 1, 1994, but was partially offset by an increase in other general and administrative expenses for the six months ended June 30, 1995.

         Laboratory expenses for the six months ended June 30, 1995, were $108,651 as compared to $77,138 for the six months ended June 30, 1994. The increase of $31,513 is primarily due to general salary increases as well as the addition of personnel to prepare for assay work associated with upcoming clinical trials.

         Research and development expenses of $33,906 for the six months ended June 30, 1995 as compared to $30,517 for the six months ended June 30, 1994 were substantially unchanged. These expenses were primarily associated with work in connection with the reconfiguration of ABC's image system.

         For the six months ended June 30, 1995, the Company incurred a net loss of $681,309 ($0.46 per share) compared to a net loss of $747,891 ($1.26 per share) for the six months ending June 30, 1994. The decrease of $66,582 is due to a combination of a decrease in general and administrative expenses as well as an increase interest income. The decrease in the net loss per common share was primarily due to an increase in the number of weighted average shares. Weighted average shares were 1,484,107 and 592,263 for the six months ended June 30, 1995 and June 30, 1994, respectively. This increase is primarily due to the issuance of shares associated with the Company's December 1994 public offering and April 1995 private sale of securities.

         Balance Sheet

         Total assets amounted to $3,885,214 at June 30, 1995 versus $4,387,881 at December 31, 1994. The period to period decrease of $502,667 was principally due to a reduction in cash of approximately $734,000 to fund operations, but was partially offset by the acquisition of equipment net of depreciation of approximately $200,000.

         Total current liabilities, inclusive of the current position of long term debt, amounted to $517,968 at June 30, 1995 versus $912,598 at December 31, 1994. The period to period decrease of approximately $394,630 was the result of payments during the period of current obligations.

         Liquidity and Capital Resources

         At June 30, 1995, the Company's working capital was $2,666,137 compared to $2,946,051 at December 31, 1994. The decrease in working capital was primarily due to the utilization of net cash of $279,914 during the period to support operating activities and the payment and reduction of current liabilities.

         Weighted average shares were 1,484,107 and 592,263 for the six months ended June 30, 1995 and June 30, 1994, respectively. This increase is primarily due to the issuance of shares associated with the Company's December 1994 public offering and April 1995 private sale of securities.



                               Page 9 of 14 Pages

          The Company has contracted with a firm to redesign, modify and implement an improved image system to be used in conjunction with the Company's FCA technology. The Company anticipates that the costs associated with this project will be approximately $300,000 and will be substantially incurred over the second and third quarters of 1995.

         Subsequent to the quarter ended June 30, 1995, the Company completed the sale of 93,335 shares of its Common Stock and 35,408 Common Stock Purchase Warrants for aggregate gross proceeds of $561,800. The proceeds realized by the Company from this transaction have been added to the Company's working capital.

         The primary sources of the Company's liquidity is its cash on hand from its December 1994 public offering and proceeds received by it from the April 1995 and July 1995 private sales of its securities.

         Plan of Operations

         The Company is classified as a development stage company for financial reporting purposes and its financial statements are prepared in accordance with the provision of Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises", since the Company's planned principal operations have commenced, but there has been no significant revenues therefrom.

         The Company believes that its current cash position is adequate and sufficient for the Company's anticipated needs for a period of 15 to 18 months. The Company may thereafter, if it has not achieved a positive cash flow, require additional funds to sustain operations. No assurance may be given that such additional capital, if required, will be available to the Company in the future and, if not available, may have adverse effect on the continued operations of the Company.

         Effects of Inflation

         Management does not believe that inflationary effects will have a material impact on the Company. Management does believe, however, that current governmental proposals for comprehensive health care reform, including mandated basic health care benefits, controls on health care spending, price controls, and proposed fundamental changes in the health care delivery system may have an impact upon the Company. Although the Company believes its FCA to be cost effective in overall chemotherapy treatment, changes in the level of support by federal and state governments of health care services, the methods by which such services may be delivered and the prices for such services may all have a materially adverse impact on the Company's ability to achieve and sustain a profit. Health care reform could also reduce the profitability of certain medical institutions and, in turn, adversely impact the fees the Company is able to charge for its FCA. The Company cannot predict which, if any, health care reform plan may be adopted or, if adopted, the effect on its business.



                      (This space intentionally left blank)



                              Page 10 of 14 Pages

                           PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  Exhibit No.                                 Description
                  -----------                                 -----------
                      27                                      Financial Date Schedule

                  (b)      Reports on Form 8-K

                  During the quarter ended June 30, 1995, the following reports on Form 8-K were filed by the Registrant:

Date of the Report                  Item Reported                      Description of Item
------------------                  -------------                      -------------------
May 1, 1995                         Item 5. Other Events               Agreement relating to Analytical
                                                                       Biosystems Corporation Imaging
                                                                       System

                                                                       Private Sale of Common Stock and
                                                                       Common Stock Purchase Warrants

June 8, 1995                        Item 5. Other Events               Grant of Restricted Shares of
                                                                       Common Stock to Registrant's
                                                                       President



                                   SIGNATURES

         In accordance with requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NU-TECH BIO-MED, INC.
                                                (Registrant)



Dated:   August 11, 1995                    by:   /s/ J. Marvin Feigenbaum
                                                  --------------------------
                                                  J. Marvin Feigenbaum
                                                  President, Chief Executive
                                                  and Chief Financial Officer



                              Page 11 of 14 Pages

                                EXHIBIT INDEX

Exhibit No.                     Description                       Page No.
---------                       ---------------------             -------
EX-27                           Financial Data Schedule