Form 10QSB
period 1995-09-30
NU TECH BIO MED INC
filed 1995-11-13
CIK 716778

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

                                       OR

/__/     TRANSITION REPORT PURSUANT OT SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

For the transition period from _______________________to________________________

                          Commission File No. 0-11772
                                              -------

                             NU-TECH BIO-MED, INC.
                             ---------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     25-1411971
             --------                                     ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation of organization)


55 Access Road, Warwick, Rhode Island                        02886
-------------------------------------                        -----
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (401) 732-6520

--------------------------------------------------------------------------------
(Former name or former address, if changed since last report.)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X                     No
                     ---                       --

         As of November 13, 1995, there were issued and outstanding 1,742,155 shares of common stock of the registrant.

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                                    SEPTEMBER 30                        DECEMBER 31
                                                                                        1995                                1994
                                                                                    -----------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $ 2,985,505                         $ 3,803,189
   Accounts receivable - (net of allowance for uncollectible claims of approximately $15,698 and $23,600 at September 30,
      1995 and at December 31, 1994, respectively)                                       52,245                              29,850
   Prepaid expenses and other current assets                                            115,685                              25,610
                                                                                    -----------------------------------------------
Total current assets                                                                  3,153,435                           3,858,649

Equipment and leasehold improvements (net of accumulated                                372,278                              38,236
   depreciation of approximately $226,900 and $197,000 at
   September 30, 1995 and December 31, 1994 respectively)
Patents (net of accumulated amortization of approximately
   $70,724 and $62,700 at September 30, 1995 and
   December 31, 1994 respectively)                                                      122,491                             107,180
Goodwill (net of accumulated amortization of approximately
   $422,434 and $366,200 at September 30, 1995 and
   December 31, 1994 respectively)                                                      327,566                             383,816
                                                                                   ------------------------------------------------

Total Assets                                                                       $  3,975,770                        $  4,387,881
                                                                                   ================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                           $    174,268                        $    483,888
   Contract payable                                                                     105,571                             105,571
   Accrued compensation                                                                  28,128                             130,990
   Current portion of long term debt                                                    194,608                             192,149
                                                                                   ------------------------------------------------
Total current liabilities                                                               502,575                             912,598

Debt                                                                                    369,832                             516,767
Deferred income                                                                           5,540                               7,640

Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares
      authorized, none outstanding
   Common stock, $.01 par value; 12,000,000 shares
      authorized, 1,742,155 and 1,429,128 shares issued and
      outstanding at September 30, 1995 and
      December 31, 1994                                                                  17,421                              14,291
   Capital in excess of par value                                                    16,842,266                          14,724,150
   Unvested stock grants                                                               (929,070)                                  -
   Deficit accumulated during the development stage                                 (12,832,794)                        (11,787,565)
                                                                                   ------------------------------------------------
Total stockholders' equity                                                            3,097,823                           2,950,876
                                                                                   ------------------------------------------------

Total liabilities and stockholders' equity                                         $  3,975,770                        $  4,387,881
                                                                                   ================================================

See accompanying notes

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                                                                       CUMULATIVE
                                                                                                                      AMOUNT FROM
                                                                                                                       FEBRUARY 1
                                                                                                                          1982
                                                   FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED         (INCEPTION TO
                                                  SEPTEMBER 30    September 30    SEPTEMBER 30    September 30        SEPTEMBER 30,
                                                      1995            1994            1995            1994                1995
                                                 --------------------------------------------------------------        ------------
Revenues:
   Assay sales                                   $    26,490     $    35,693      $    117,824    $    119,183         $  1,128,230
   Contract revenues                                       -          32,140             2,100          47,880              732,611
   Investment and interest income                     44,948              76           120,019           2,807            2,375,228
   Fee income                                              -               -                 -               -              100,000
   Other                                                   -               -                 -           4,310              471,417
                                                 --------------------------------------------------------------        ------------
Total revenues                                        71,438          67,909           239,943         174,180            4,807,486
Expenses:
   General and administrative                        321,785         265,810           940,029         930,762            9,764,972
   Lab expense                                        42,092          47,494           150,743         134,800            1,087,595
   Research and development                           21,625               -            55,532               -            4,627,705
   Loss on sale of investments                             -               -                 -               -              577,423
   Interest                                            8,094          10,404            26,094          30,637              194,915
   Rent                                                6,396           6,103            18,576          18,358              439,809
   Depreciation and amortization                      35,364          34,922            94,198         104,338              775,565
   Loss (gain) on disposal of equipment,
      furniture and fixtures                               -               -                 -               -               34,100
                                                 --------------------------------------------------------------        ------------
Total expenses                                       435,356         364,733         1,285,172       1,218,895           17,502,083
                                                 --------------------------------------------------------------        ------------
Loss from continuing operations                     (363,918)       (296,824)       (1,045,229)     (1,044,715)         (12,694,597)
Discontinued operations:
   Loss on disposition                                     -               -                 -               -             (112,010)
   Loss from discontinued operations                       -               -                 -               -             (172,530)
                                                 --------------------------------------------------------------        ------------
   Loss from discontinued operations                       -               -                 -               -             (284,540)
                                                 --------------------------------------------------------------        ------------
Loss before extraordinary item                      (363,918)       (296,824)       (1,045,229)     (1,044,715)         (12,979,137)
Extraordinary item:
   Gain on forgiveness of debt                             -               -                 -               -              146,344
                                                 --------------------------------------------------------------        ------------
Net loss                                         $  (363,918)    $  (296,824)     $ (1,045,229)   $ (1,044,715)        $(12,832,794)
                                                 ==============================================================        =============

Net loss per common share                        $     (0.21)    $     (0.44)     $      (0.66)   $      (1.69)
                                                 ==============================================================

Weighted average common
   shares outstanding                              1,748,043         672,809         1,578,234         619,407
                                                 ==============================================================

See accompanying notes

                             Nu-Tech Bio-Med, Inc.
                        (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                     CUMULATIVE
                                                                                                     AMOUNT FROM
                                                             FOR THE NINE MONTHS ENDED            FEBRUARY 1, 1982
                                                           SEPTEMBER 30      SEPTEMBER 30          (INCEPTION) TO
                                                               1995              1994            SEPTEMBER 30, 1995
                                                          --------------------------------       --------------------
OPERATING ACTIVITIES
Net loss                                                    (1,045,229)        $ (747,891)       $       (12,832,794)
Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation, amortization and accretion                    $94,198             69,416                  1,241,720
   Common stock issued as compensation                         $14,680            150,000                     14,680
   Loss (gain) on disposal of equipment                              -                  -                     34,100
   Loss on investments                                               -                  -                    349,224
   Loss on sale of subsidiary                                        -                  -                    112,010
   Losses of affiliated company                                      -                  -                    365,614
   Changes in assets and liabilities:
      Accounts receivable, prepaids and
         other current assets                                ($112,470)           115,118                   (194,993)
      Investment in and advances to affiliate                        -                  -                   (431,802)
      Accounts payable and accrued expenses                  ($309,620)            44,041                    (98,127)
      Accrued compensation                                   ($102,862)           109,515                     28,128
      Other liabilities                                              -                  -                    (76,840)
      Deferred income                                           (2,100)            38,800                      5,540
                                                          --------------------------------       --------------------
Net cash used in operating activities                       (1,463,403)          (221,001)               (11,483,540)

INVESTING ACTIVITIES
Proceeds from sale of equipment                                      -                  -                     10,407
Capital expenditures                                         ($387,301)           (12,161)                  (646,088)
Organization Costs                                                   -                  -                    (19,778)
Purchase of long-term investments and
  other assets                                                       -                  -                    (95,974)
Proceeds from loan receivable from officer                           -                  -                    (20,000)
Cash acquired in purchase of company, net                            -                  -                   (820,390)
Sale of company, net of cash sold                                    -                  -                    413,000
                                                          --------------------------------       --------------------
Net cash used in investing activities                         (387,301)           (12,161)                (1,178,823)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable                              -            125,000                  1,116,000
Repayment of notes payable                                    (144,476)           (28,214)                  (335,216)
Proceeds from 7% promissory notes                                    -                  -                    400,000
Repayment of 7% promissory notes                                     -                  -                   (400,000)
Advances from officer                                                -                  -                    100,000
Repayment of advances from officer                                   -                  -                   (100,000)
Proceeds from sale of common stock                           1,177,496                  -                 15,115,537
Repayment of note payable to stockholder                             -                  -                   (266,601)
Capitalization of interest on note
  payable to stockholder                                                                                      18,148
                                                          --------------------------------       --------------------
Net cash provided by financing activities                    1,033,020             96,786                 15,647,868
                                                          --------------------------------       --------------------

See accompanying notes

                             Nu-Tech Bio-Med, Inc.
                        (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                     CUMULATIVE
                                                                                                     AMOUNT FROM
                                                             FOR THE NINE MONTHS ENDED            FEBRUARY 1, 1982
                                                           SEPTEMBER 30      SEPTEMBER 30          (INCEPTION) TO
                                                               1995              1994            SEPTEMBER 30, 1995
                                                         ---------------------------------       --------------------
Net increase in cash and cash equivalents                     (817,684)          (136,376)                 2,985,505
Cash and cash equivalents at beginning of period             3,803,189            261,015                          -
                                                         ---------------------------------       --------------------
Cash and cash equivalents at end of period               $   2,985,505       $    124,639        $         2,985,505
                                                         =================================       ====================

Noncash transactions:
   During 1989, the Company extinguished a
      liability via the issuance of common
      stock at a value of $20,000                        $           -       $          -        $            20,000
   During 1990, the Company acquired the
      remaining 50% interest in Analytical
      Biosystems Corporation with the
      issuance of 34,286 shares of common
      stock                                                          -                  -                    750,000
   During 1991, the Company capitalized
      $49,869 of accrued interest from 1990
      into the note payable to stockholder                           -                  -                     49,869
   During 1991, the Company extinguished
      liabilities via the issuance of common                         -                  -                     30,400
      stock at a value of $30,400

See accompanying notes

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Three and Nine Months Ended September 30, 1995
                                  (Unaudited)


A.       Basis of Presentation

         In the opinion of management of Nu-Tech Bio-Med, Inc. (the "Company" or "Nu-Tech") the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1995 and the results of operations and cash flows for the three and nine months ended September 30, 1995 and 1994.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Three months ended September 30, 1995, compared with three months ended September 30, 1994

         The Company is classified as a development stage company for financial accounting purposes by reason of the fact that it has not generated significant revenues from operations to date. Total revenues for the three months ended September 30, 1995, were $71,438 compared to $67,909 for the three months ended September 30, 1994. This increase in total revenues is due to the receipt by the Company of approximately $45,000 of interest income during the quarter, which interest income was derived from the deposit of the proceeds of the Company's December 1994 public offering as well as the April and July 1995 private sales of securities; the prior period included the receipt of approximately $32,000 in contract revenues derived from contracts with pharmaceutical companies to test drug compounds.

         Assay sales, net of billing adjustments, for the processing of the Fluorescent Cytoprint Assay (FCA) by Analytical Biosystems Corporation ("ABC), a wholly owned subsidiary of the Company, were $26,490 for the three months ended September 30, 1995 as compared to $35,693 for the three months ended September 30, 1994. This decrease of $9,203 was due to a reduced number of assays received for processing.

         General and administrative expenses for the three months ended September 30, 1995, were $321,785 compared to $265,810 for the three months ended September 30, 1994. This increase of $55,975 was primarily due to an increase in consultants expense associated with the Company's efforts to improve reimbursement for the FCA.

         Laboratory expenses for the three months ended September 30, 1995, decreased to $42,092 from $47,494 for the three months ended September 30, 1994. This decrease of $5,402 is primarily due to a reduced number of assays received for processing.

         Research and development expenses for the three months ended September 30, 1995 were $21,625. These expenses were primarily associated with work in connection with the reconfiguration of ABC's image system. The Company incurred no research and development expenses for the three months ended September 30, 1994.

         For the three months ended September 30, 1995, the Company incurred a net loss of $363,918 ($0.21 per share) compared to a net loss of $296,824 ($0.44 per share) for the three months ended September 30, 1994. The increase of $67,094 is primarily due to increases in general and administrative expenses as well as research and development expenses. The decrease in the net loss per common share was primarily due to an increase in the number of weighted average shares. Weighted average shares were 1,748,043 and 672,809 for the three months ended September 30, 1995 and September 30, 1994, respectively. This increase is primarily due to the issuance of shares associated with the Company's December 1994 public offering as well as the April and July 1995 private sales of securities.

         Nine months ended September 30, 1995, compared with nine months ended September 30, 1994

         Total revenues for the nine months ended September 30, 1995, were $239,943 compared to $174,180 for the nine months ended September 30, 1994. This net increase of $65,763 in total revenues is due to the receipt of approximately $120,000 of interest income during the nine month period ending September 30, 1995, which interest was generated from the deposit of the proceeds of the Company's December 1994 public offering and April and July 1995 private sales of securities; the prior period included the receipt of approximately $48,000 in contract revenues derived from contracts with pharmaceutical companies to test drug compounds.

         Assay sales, net of billing adjustments, for the processing of the Fluorescent Cytoprint Assay (FCA) by Analytical Biosystems Corporation ("ABC), a wholly owned subsidiary of the Company, of $117,824 for the nine months ended September 30, 1995 as compared to $119,183 for the nine months ended September 30, 1994 were substantially unchanged.

         General and administrative expenses for the nine months ended September 30, 1995, of $940,029 compared to $930,762 for the nine months ended September 30, 1994, were substantially unchanged.

         Laboratory expenses for the nine months ended September 30, 1995, were $150,743 as compared to $134,800 for the nine months ended September 30, 1994. The increase of $15,943 is primarily due to general salary increases.

         Research and development expenses for the nine months ended September 30, 1995 were $55,532. The Company incurred no research and development expenses for the nine months ended September 30, 1994. These expenses were primarily associated with work in connection with the reconfiguration of ABC's image system

         For the nine months ended September 30, 1995, the Company incurred a net loss of $1,045,229 ($0.66 per share) compared to a net loss of $1,044,715 ($1.69 per share) for the nine months ending September 30, 1994. The decrease in the net loss per common share was primarily due to an increase in the number of weighted average shares. Weighted average shares were 1,578,234 and 619,407 for the nine months ended September 30, 1995 and September 30, 1994, respectively. This increase was primarily due to the issuance of shares associated with the Company's December 1994 public offering as well as the April and July 1995 private sales of securities.

         Balance Sheet

         Total assets amounted to $3,975,770 at September 30, 1995 versus $4,387,881 at December 31, 1994. The period to period decrease of $412,111 was principally due to a reduction in cash of $817,684 to fund operations, but was partially offset by the acquisition of equipment net of depreciation of approximately $334,000.

         Total current liabilities, inclusive of the current portion of long term debt, amounted to $502,575 at September 30, 1995 versus $912,598 at December 31, 1994. The period to period decrease of $410,023 was the result of payments during the period of current obligations.

         Liquidity and Capital Resources

         At September 30, 1995, the Company's working capital was $2,650,860 compared to $2,946,051 at December 31, 1994. The decrease in working capital was primarily due to the utilization of net cash of $295,191 during the period to support operating activities and the payment and reduction of current liabilities.

         Weighted average shares were 1,578,234 and 619,407 for the nine months ended September 30, 1995 and September 30, 1994, respectively. This increase is primarily due to the issuance of shares associated with the Company's December 1994 public offering as well as the April and July 1995 private sales of securities.

         The Company has contracted with a firm to redesign, modify and implement an improved image system to be used in conjunction with the Company's FCA technology. The Company anticipates that the costs associated with this project will be approximately $300,000.

         On July 14, 1995, the Company completed the sale of 93,335 shares of its Common Stock and 35,408 Common Stock Purchase Warrants for aggregate gross proceeds of $561,800.

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

         The Company believes that its current cash position is adequate and sufficient for the Company's anticipated needs through the second quarter of 1997. The Company may thereafter, if it has not achieved a positive cash flow, require additional funds to sustain operations. No assurance may be given that such additional capital, if required, will be available to the Company in the future and, if not available, may have adverse effect on the continued operations of the Company.

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





                     (This space intentionally left blank)

                          PART II.  OTHER INFORMATION


Item 4.          Submission of Matters To a Vote of Security Holders

         On August 25, 1995, Nu-Tech Bio-Med, Inc. (the "Company") held its Annual Meeting of Stockholders in Warwick, Rhode Island. Of the 1,648,832 shares of Common Stock entitled to vote as of the Record Date of July 14, 1995, 1,247,643 shares were represented either in person or by proxy (75.6% of the total shares entitled to vote).

         The purpose of the Annual Meeting was to elect one Class 1 Director, one Class 2 Director and two Class 3 Directors to the Company's Board of Directors.

The nominees for Director were:

Class 1                   Class 2                   Class 3
-------                   -------                   -------
Robert Fagenson           David A. Sterling         Edmund E. Charrette
                                                    Chriss W. Street

The term for Class 1 directors expires at the 1997 Annual Meeting, the term for Class 2 directors expires at the 1996 Annual Meeting and the term for Class 3 directors expires at the 1998 Annual Meeting.

RESULTS OF VOTING

The Stockholders voted as follows with respect to the election of directors:

                          Votes For                 Votes Withheld
                          ---------                 --------------
David A. Sterling         1,244,486                 3,157
Robert Fagenson           1,244,486                 3,157
Edmund E. Charrette       1,244,486                 3,157
Chriss W. Street          1,244,486                 3,157

Of the shares present at the Annual Meeting and entitled to vote, .3% voted against the Directors nominated for election.


Item 6.          Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                 Exhibit No.                     Description
                 -----------                     -----------

                       27                        Financial Data Schedule

                 (b)      Reports on Form 8-K

                 During the quarter ended September 30, 1995, the following reports on Form 8-K were filed by the Registrant:

Date of the Report                Item Reported                     Description of Item
------------------                -------------                     -------------------
July 14, 1995                     Item 5. Other Events              Private Sale of Common Stock and
                                                                    Common Stock Purchase Warrants

August 17, 1995                   Item 5. Other Events              Listing of Common Stock on the
                                                                    Boston Stock Exchange

                                                                    Clinical Trials Agreement



                                   SIGNATURES


         In accordance with requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        NU-TECH BIO-MED, INC.
                                             (Registrant)



Dated:    November, 13, 1995            by:  /s/ J. Marvin Feigenbaum
                                           ------------------------------
                                             J. Marvin Feigenbaum
                                             President, Chief Executive
                                             and Chief Financial Officer

                                EXHIBIT INDEX

Exhibit No.                     Description                       Page No.
----------                      -----------                       -------
EX-27                           Financial Data Schedule