Form 10KSB
period 1995-12-31
NU TECH BIO MED INC
filed 1996-03-26
CIK 716778

                                                                  DRAFT--3/22/96
                                                    FOR DISCUSSION PURPOSES ONLY

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/X/ Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED]
For the fiscal year ended DECEMBER 31, 1995

/ / Transition report under Section 13 or 15(d) of the Securities Exchange Act
of 1934 [NO FEE REQUIRED] For the transition period from       to

                         Commission file number 0-11772

                              NU-TECH BIO-MED, INC.
           (Name of small business issuer as specified in its charter)

             Delaware                                25-1411971
     (State of Incorporation)           (I.R.S. Employer Identification No.)

 55 Access Road, Warwick, Rhode Island                               02886
(Address of Principal Executive Offices)                           (Zip Code)

         Issuer's telephone number, including area code: (401) 732-6520

           Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class                Name of Each Exchange on Which Registered
   -------------------                -----------------------------------------
Common Stock, $.01 par value                     Boston Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
   -----       -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

         Issuer's revenues for its most recent fiscal year:            $322,778
                                                                       --------

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996 computed by reference to the average of the high bid and low asked prices of such stock as reported by Nasdaq on such date was approximately $22,155,000.

         The number of shares of Common Stock outstanding as of March 15, 1996:
1,742,155

                                      Documents Incorporated by Reference - None

                                     PART I

ITEM 1.           BUSINESS

Organization

         Nu-Tech Bio-Med, Inc. (hereinafter sometimes referred to as "Registrant", "Nu-Tech" or the "Company") was originally organized under the laws of the State of Delaware in September 1981 under the name "Applied DNA Systems, Inc.". On November 16, 1994, the Company changed its name to its present name. The Company's wholly owned operating subsidiary, Analytical Biosystems Corp. ("ABC") was organized under the laws of the State of Delaware in August, 1985. Unless the context otherwise requires, all references to the Company include ABC. The Company maintains its principal executive and administrative offices, and clinical laboratory and research facilities at 55 Access Road, Warwick, Rhode Island 02886, and its telephone number is (401) 732-6520, fax number (401) 738-9160. The Company also maintains additional executive offices at 500 Fifth Avenue, New York, New York 10036, telephone number (212) 391-2424, fax number (212) 391-2864.

Principal Business of the Company

         The Company, through its wholly owned subsidiary, Analytical Biosystems Corporation ("ABC"), is a clinical oncology laboratory service and research company which currently performs and furnishes a patented in vitro chemosensitivity assay known as the Fluorescent Cytoprint Assay ("FCA") which aids oncologists in selecting those chemotherapeutic drugs most likely to be effective in treating a cancer patient's solid mass tumor.

         The FCA, which was developed by M. Boris Rotman, Ph.D., Professor of Medical Science at Brown University, Providence, Rhode Island, is a patented laboratory procedure that measures the effectiveness of specific chemotherapy drugs in destroying cancer cells retrieved from solid mass tumors removed from individual patients. The FCA tests cancer tissue taken from the individual's tumor against many of the chemotherapeutic agents likely to be used for that tumor type. Information provided by the test helps rule out ineffective drugs and assists the oncologists in determining appropriate chemotherapy.

         The Company's potential customers are surgeons, oncologists, pathologists, cancer patients, hospitals, health maintenance organizations ("HMOs"), community cancer centers, and third party insurance companies.

         See hereafter "Business - The Clinical Oncology Laboratory Services of the Company."

GENERAL BUSINESS DEVELOPMENTS
WITHIN MOST RECENT FISCAL YEAR

         Completion of Private Placements

         On April 27, 1995, the Company, in a private transaction effected with eight investors, sold an aggregate of 120,000 shares of Common Stock and an aggregate of 45,714 Common Stock Purchase Warrants (the "Warrants") for an aggregate of $722,285.70. The Warrants are exercisable at $7.00 per share through July 31, 2001, and the Warrantholders were accorded certain piggyback registration rights. The proceeds received by the Company as a result of the aforesaid transaction were used for additional working capital purposes.

         On July 14, 1995, the Company, in a private transaction effected with seven investors, sold an aggregate of 93,335 shares of Common Stock and an aggregate of 35,408 Common Stock Purchase Warrants (the "Warrants") for an aggregate of $561,780.40. The Warrants are exercisable at $7.00 per share through July 31, 2001, and the Warrantholders were accorded certain piggyback registration rights. The proceeds received by the Company as a result of the aforesaid transaction were to make available to the Company additional working capital.

         Imaging Systems Agreement

         On April 20, 1995, ABC entered into an Agreement with Loats Associates, Inc. ("Loats") pursuant to which Loats was engaged for the purpose of evaluating, redesigning, configuring, assembling and installing a new and improved version of the image system currently utilized by ABC in connection with the quantitative evaluation of assays performed utilizing the Company's patented Fluorescent Cytoprint Assay ("FCA"). Loats was engaged by ABC to perform and complete the project on a work-for-hire basis. The project was completed in December, 1995. See "Business - ABC Image System"

         Clinical Trials Agreement

         On August 14, 1995, ABC entered into an agreement (the "Clinical Trials Agreement") with a research institution (the "Institution") and certain individuals (the "Principal Investigators").

         The Clinical Trials Agreement relates to the conduct and performance of certain proprietary research and development activities to be performed and/or coordinated on a work for hire basis on behalf of ABC by the Institution. The protocol for which the clinical trials are to be conducted is entitled "A Randomized Trial Comparing Empiric Therapy Versus Chemotherapy Directed by In Vitro Sensitivity Testing in Patients with Carcinoma of Unknown Primary Site". The conduct of the clinical trials is under the exclusive direction and control of the Institution and the

Principal Investigators, who will coordinate the protocol with participating physicians, manage the project, collect and correlate data and provide ABC with a final report of the study in form and content generally accepted by medical and scientific publications and journals. The Principal Investigators are to direct the study in accordance with applicable Institution policies and are in accordance with generally accepted standards of good clinical practice, and all applicable local, state and federal laws and regulations governing the performance of clinical investigations.

         The total approximate cost to ABC is not to exceed $568,000. ABC may terminate the Clinical Trials Agreement with the Institution at any time, in which case it is responsible for a payment to the Institution on the basis of the number of patients evaluated through the date of termination. The clinical trials being conducted are non-mandatory and are part of the Company's objective of obtaining correlated data with respect to evaluated patients with respect to whom treatment has been determined with the aid of the FCA. The cost of the funding of such clinical trials was an anticipated use of proceeds received from the Company's December 20, 1994 public offering. The clinical trials commenced in October, 1995.

         Pending Acquisitions; Letters of Intent

         On December 6, 1995, the Company entered into a Letter of Intent with Infotechnology, Inc. ("Infotech"), Advanced Corporate Services, Inc. ("Advanced"), Questech Capital, Corp. ("Questech") and American Cytogenetics, Inc. ("ACI") pursuant to which the Company, subject to the completion of a formal agreement, will acquire from Infotech, Advanced and Questech all of the Common and Preferred Shares owned by each of them in ACI representing approximately 53.9% of all of ACI's issued and outstanding shares of Common Stock and approximately 59.9% of all of ACI's issued and outstanding shares of Preferred Stock. In addition, the Company will acquire, directly from ACI, an additional number of shares of Common Stock which, when added to the shares to be acquired from Infotech, Advanced and Questech, will total approximately 80% of all of ACI's issued and outstanding shares of Common Stock. Infotech, Questech and Advanced are sometimes collectively referred to herein as the "Control Shareholders", the Common Shares to be acquired from the Control Shareholders are sometimes referred to herein as the "Control Common Shares", the shares of Preferred Stock to be acquired from the Control Shareholders are sometimes referred to herein as the "Control Preferred Shares", and the Common Shares to be acquired directly from ACI are sometimes referred to herein as the "Direct Purchase Shares". The anticipated purchase price to be paid to the Control Shareholders is an aggregate of $784,200, of which $237,825 is to be paid in cash to Infotech, $59,529 is to be paid in cash to Advanced, and $486,204 is to be paid to Questech by the delivery of 51,179 restricted shares of the Company. In addition, the Company is to deliver to Questech a 5-Year Warrant to purchase 15,000 shares of the Company Common Stock at an exercise price equal to the average of the high offer and low bid price for the Company's Common Stock for the 30 days immediately succeeding the date of the Letter of Intent. The final number of shares to be delivered to Questech shall be based on 68% of the average bid and asked price for the Company's Common Stock for the 30 days following the date of the Letter of Intent. The number of shares of Common Stock to be purchased directly by the Company from ACI at the closing will be for an aggregate purchase price of $300,000. The transaction was originally anticipated to be completed on or before January 31, 1996, but is now contemplated to be completed in the second quarter of 1996 and is subject to, among other things, the approval of the transaction by the respective Boards of each of the entities, the execution of a mutually acceptable definitive agreement, and the attainment of all necessary approvals relating thereto.

         ACI owns and operates a licensed clinical laboratory located in North Hollywood, California and is engaged in the business of providing disease-specific laboratory testing services principally in the areas of cervical cancer and certain sexually transmitted diseases. The principal laboratory test conducted by ACI is the test commonly known as the "pap smear". It is believed that ACI processes in excess of 400,000 pap tests per year and is one of the largest laboratories of its type in the country.

         With the completion of the transaction, the Company will be the largest shareholder of ACI and ACI will be a majority owned subsidiary of the Company.

The Clinical Oncology Laboratory Services of the Company

         The Company is a clinical oncology laboratory service and research company which principally performs a patented in vitro chemosensitivity assay known as the FCA. The FCA, which was developed by M. Boris Rotman, Ph.D., Professor of Medical Science at Brown University, Providence, Rhode Island, measures the effectiveness of specific chemotherapy drugs in destroying cancer cells retrieved from solid mass tumors removed from individual patients. The FCA tests cancer tissue taken from the individual's tumor against many of the chemotherapeutic agents likely to be used for that tumor type. Information provided by the test helps rule out ineffective drugs and assists the oncologists in determining the most appropriate chemotherapy.

         The Company also offers an ATP Cell Viability Assay ("ATPCVA") which is a bioluminescent assay utilized for the determination of inhibition of metabolic activity in cancer cells. It is the Company's intention to use the non-proprietary ATP-CVA in conjunction with the Company's FCA for the purpose of expanding the number of chemotherapeutic drugs which the Company can offer for in vitro response testing. The Company's FCA will be principally used for the assay of those chemotherapeutic drugs which have the effect of bursting or killing cancer cells. With respect to other chemotherapeutic drugs which work in a different fashion, the ATPCVA will detect the inhibition of metabolic activity. One of the latter drugs to work in this fashion is taxol, which has been approved by the Food & Drug Administration for the use in the treatment of breast, lung and ovarian cancer and will be assayed by the Company utilizing the ATP-CVA assay. In addition, the Company has added to the chemotherapeutic drugs which it is capable to assay, navelbine, which is currently used in the treatment of nonsmall cell lung cancer and whose effect is to burst or kill the cancer cells. This drug is being assayed by the Company utilizing the FCA.

         BACKGROUND

         Chemotherapy is a broad term used to describe the use of cytotoxic drugs in the treatment of cancer. In treating cancer patients with solid mass tumors, medical oncologists can currently choose from approximately 50 anticancer agents approved by the United States Food and Drug Administration. Generally, medical oncologists administer chemotherapy drugs without knowing whether the individual cancer patient's tumor is sensitive to the drugs being utilized. This is primarily due to the fact that cancer is an individual disease, with each patient having a unique combination of age, sex, health, tumor characteristics and chemosensitivity. When the use of chemotherapy is indicated for a cancer patient, a choice is made by the treating physician based in part on historical data and published protocols indicating the chemotherapy drugs most likely to be effective for specific solid mass tumor types without prior testing of the drug selected on a patient's tumor. However, current forms of chemotherapy are only statistically effective (as measured by reduction of tumor size or relative extension of life expectancy) to the patient on an average of 40% of the time. Chemosensitivity testing of a patient's tumor prior to the initiation of chemotherapy has therefore been a longstanding goal of many research scientists.

         The Company's FCA is a laboratory testing procedure which, using a patented technique and proprietary information, tests cancer tissue taken from an individual's tumor against many of the chemotherapeutic agents likely to be used for that tumor type (in varying combinations and concentrations). The FCA provides information to help the doctor rule out ineffective drugs, and identifies for the doctor those drugs that appear to be most effective, thereby giving the patient a better chance of success with the appropriate chemotherapy. Further, a reliable, predictable assay for chemotherapy can reduce the occurrence of induced resistance of a patient's cancer to chemotherapeutic drugs. Extensive clinical data has indicated that if a patient receives the "wrong" drug initially, the chances of responding to the "right" drug are significantly reduced.

         A further salutary benefit of enhancing the ability to initially select a chemotherapeutic regimen having maximum efficacy is health care cost containment. The cost of treating a cancer patient with chemotherapy is substantial. Further costs are added to the health care system when initial chemotherapy is ineffective. These additional costs include second-line chemotherapy, radiation therapy, laboratory and radiology studies, hospitalization and supportive care. These factors, among others, have highlighted the need to measure the clinical utility of therapies relative to their costs. The National Cancer Institute has estimated overall costs for cancer at $104 billion for 1990 (the most recent published data available). The Company believes that the use of the FCA as a tool in selecting an effective course of chemotherapeutic treatment could result in a significant benefit to third-party payors (such as insurance companies and health maintenance organizations) in their efforts to contain health care costs.

         THE DEVELOPMENT OF THE COMPANY'S FCA

         Since the 1950's, scientists and researchers have attempted to culture tumor cells in vitro (outside of the body) and to test their response to various chemotherapeutic agents. A number of clonogenic and non-clonogenic assays using single cells derived from tumors were proposed to predict chemosensitivity in cancer patients. In a clonogenic assay only stem cells (cells that can form clones) are utilized. In a non-clonogenic assay all the different types of the cells of the tumor are utilized. Although single cell based assays are generally effective in determining whether a tumor will be resistant to a particular chemotherapy (i.e. negative predictive), they cannot predict whether a chemotherapy could be successful in treating the tumor (i.e. positive predictive). M. Boris Rotman, Ph.D., Professor of Medical Science at Brown University, Providence, Rhode Island, developed a micro-organ culture system which is a patented portion of the Company's FCA. The FCA, based on technology that has little in common with single-cell assays, maintains tumor fragments (microorgans) in miniaturized organ cultures while they are tested for responsiveness to therapeutic agents. This method permits assessment of tumor cultures in a manner more closely approximating the in vivo (in the body) state. Dr. Rotman, in developing the FCA, arrived at a method of preserving the architectural integrity of the tumor as well as intercellular contacts so that a representative sample of the entire tumor cell population can be tested. As a result, unlike other assays currently being marketed which are only utilized to predict a patient's resistance to particular drugs, the FCA is able to enhance the ability of the physician to assess whether a drug will be successful in treating the tumor.

         The Company believes that its FCA represents an advance over single cell assays. Single cell assays produce cultures of individual, single cells taken from a tumor, which do not resemble the original tissue taken from the patient. Another of the advantages of the FCA is the higher evaluability rate (i.e., the ability to perform the assay on a specimen) as compared to other assays. The FCA, by utilizing clusters of cells which are able to be cultured in vitro, can achieve an evaluability rate in excess of 90% of tumors tested. The Company believes the FCA evaluability rate significantly exceeds the rate for other non-clonogenic and clonogenic assays.

         Unlike single cell assays, which measure the ability of the chemotherapeutic agent to inhibit rapid cell division -- growth that may not be duplicated in vivo (in the body) -- the FCA measures the actual ability of a drug to destroy cancerous tissue. In addition, clonogenic assays typically take several weeks to produce results -- an obvious problem when time is critical for the patient. The FCA circumvents these shortcomings and allows results to be determined within 10 days.

         THE FCA TECHNOLOGY

         The Company's FCA is founded upon two essential concepts: (1) the use of fluorochromasia, a process which permits visual assessment of the effect of chemotherapy on cancer cells without destroying the clusters of cells; and (2) the isolation of microorgans of tumor tissue, which retain the three-dimensional architecture of cancer cells as they exist in the patient.

         The process of fluorochromasia was initially described in 1966 in a scientific paper co-authored by Dr. M. Boris Rotman and Dr. Benjamin W. Papermaster, who found that a chemical, fluorescein acetate, passes through the membranes of living cells. Once inside the cell, enzymes cleave the fluorescein acetate and release free fluorescein. The free fluorescein is retained in the living cell for up to two hours. When illuminated under blue light, living cells, which retain the free fluorescein, are visible, while dead cells, which do not retain the dye, are not. This technique allows for the visual assessment of cell death. Fluorochromasia, therefore, can be used to determine when living cells have been killed by a chemotherapeutic agent.

         In order to utilize fluorochromasia, however, it was necessary for Dr. Rotman to devise a method that would produce samples of cancerous tissue suitable for laboratory testing. The second phenomena he observed was that by shaking small pieces of human tumor, in the presence of a mild enzyme solution, clusters of malignant cells could be separated from non-cancerous connective tissue. Many of the natural adhesions between the tumor cells are not disrupted by this procedure. As a result, greater than 90% of the tumors survived and could be tested.

         This patented laboratory method for micro-organ preparation results in clusters of 50 to 500 cells composed almost entirely of viable tumor cells, preserving the structure and function of the original tumor. The samples of tumor, called "micro-organs," when maintained in special cultures, will maintain themselves while preserving the actual three dimensional architecture of the tumor.

The high assay evaluability rate and the clinical correlation are due primarily to the fact that the tumor architecture is retained through the process.

         The FCA technology is applicable to all solid mass tumors. Solid mass tumors comprise between 80 and 90 percent of all new cancer cases. The remainder are hematological malignancies such as leukemia that do not form solid masses.

         Since 1986, the Company has performed over 4,176 assays from over 250 different hospitals and physicians. The Company has correlated data, both retrospective and prospective, from 365 case studies collected from institutions such as Roswell Park Memorial Institute, Hoag Cancer Center, and Memorial Sloan-Kettering Cancer Center, as well as data from other physicians using the assay to treat their patients. To date, the overall experience of the Company is that the FCA has been 92% accurate in predicting resistance and 76% accurate in predicting sensitivity (whether a drug will be effective in destroying cancer cells). See "Business - Market Information" for further information regarding future prospective clinical trials.

         The following table details the types of tumors assayed by the Company from 1986 through December 31, 1995:

                  Gynecological                                 818
                  Breast                                        680
                  Gastroenterological                           595
                  Pulmonary                                     372
                  Head and Neck                                 315
                  Sarcoma (all types)                           267
                  Neurological                                  205
                  Melanoma                                      178
                  Genitourinary Tract                           157
                  Lymphoma                                      148
                  Unknown Primary                               151
                  Miscellaneous Other                           290
                                                              -----
                      Total                                   4,176
                                                              =====


         THE ASSAY PROCEDURE

         Freshly excised tumor specimens are transported to the Company's laboratory in a cold culture medium (below 10 (degree)C) and processed within 48 hours of surgery. The patient's doctor advises the Company which chemotherapeutic agents to test. A 500-mg biopsy specimen is sufficient to test 10 drugs at different levels of concentration. Partial digestion of minced viable tumor tissue in a mild enzyme solution liberates micro-organs consisting of viable malignant cells. The fluorescein monoacetate easily penetrates the lipid bi-layer of the cell membrane. Once within the cell, the fluorescent monoacetate transforms to fluorescein which, if the cell membrane is intact and the cell is viable, accumulates for a short time within the cell rendering it strongly fluorescent when viewed in a light source that excites fluorescein. On the other hand, a dead or dying cell's membrane is "leaky" and permeable to fluorescein, which therefore does not accumulate. Since accumulated fluorescein does diffuse slowly (in about two hours) out of viable cells and brief exposure to fluorescein is not cytostatic or cytotoxic, cell viability testing can be repeated several times during the course of the assay in the same culture.

         The micro-organs are immobilized in collagen-impregnated cellulose and placed on the culture plate. The pattern ("cytoprint") of fluorescent micro-organs is recorded by computer imaging. After a 24-hour incubation, anti-cancer drugs are added to the culture, which is then incubated for an additional 48 hours. The culture medium is then replaced by a drug-free medium; after a further 96 hours of incubation, tumor kill (by inference) is assessed by repeating the fluorescent cytoprint procedure. Accordingly, results are generally available from seven-ten days after receipt of the tumor specimen.

         Drug induced cytotoxicity in these micro-organs is assessed by comparing computer processed images of fluorescent cytoprints taken before and after drug treatment. The disappearance of fluorescent micro-organs from the cytoprint of the drug-treated culture, as compared to the cytoprint of the initial culture, is used to assess drug toxicity. Thus, each culture acts as its own baseline.

         The following are the chemotherapy drugs presently available for testing:

         Actinomycin D              Doxorubicin           Mitoxantrone
         Bleomycin                  Etoposide (VP 16)     Navelbine
         Carboplatin                5-Fluorouracil        Streptozocin
         Carmustine                 FUDR                  ThioTEPA
         Cisplatin                  Lomustine             Taxol
         Cyclophosphamide(Analog)   Melphalan             Vinblastine
                                    Mitomycin C           Vincristine

         While there are approximately 50 anti-cancer agents for solid tumors, the above drugs constitute the predominate agents currently utilized in chemotherapy treatment for solid mass tumors.

         IMAGE PROCESSING AND MANAGEMENT FOR THE FCA

         As reported above under the heading "Recent Developments", the Company entered into an agreement with Loats Associates who was engaged for the purpose of evaluating, redesigning, configuring, assembling and installing a new and improved version of the imaging system currently utilized by ABC in connection with the quantitative evaluation of assays performed utilizing the FCA. The project was completed by Loats Associates in December, 1995. The Company's goal, which was accomplished by Loats Associates, was to implement an automated system which would provide stable, reproducible evaluation of FCA fluorescent cytoprint images and generate hard copy reports of chemosensitivity results for transmission to physicians. The improved version of the imaging system also allows the transference of data to and from front office functions such as order entry, receiving and billing, and provides the Company with the capability for data-basing patient outcome results. The system's enhanced software applications provide the Company with the capability to:

                  (i) identify and warn the technicians of possible outcome failures;

                  (ii)  normalize quantitive measures;

                  (iii) record fluorescence changes in micro-organ images during the assay procedure and to correct such changes; and

                  (iv) assess the percent cell kill as a measure of chemosensitivity.

         The new system consists of a video image acquisition system, a robotic specimen plate delivery mechanism and software to analyze and evaluate the video images of the FCA micro-organ cultures, calculate chemosensitivity results, control the specimen plate delivery robot and track and database data related to the entire FCA procedure. The proprietary software allows the Company to verify and document proper and repeatable operation of video image acquisition equipment according to required laboratory protocols relating to the verification of accuracy, linearity and repeatability. Management believes that the upgraded imaging, which allows for computerized quantification of the Company's FCA, has eliminated human judgment from the interpretation of the assay results. This substantially improves the validity of the FCA procedure and streamlines the process.

         PATENTS

         Integral to the Company's business is its FCA. The United States Patent Office has granted ABC three patents covering the FCA, the methodology of the cell culturing and related apparatus. The Company has also been granted European patents covering this technology in the designated states of France, Germany, Italy and the United Kingdom. In Canada, one patent has been granted on the "Methods for Separating" in the FCA. ABC also has been granted two patents, one for "Cytotoxicity Assays in Cell Culturing Devices" and one for "Cell Culturing Methods and Apparatus" in Japan. A Japanese patent application for "Methods of Separating" is still pending. The following summarizes the status of the Company's granted patents and pending patent applications:

PATENT 1.         CYTOTOXICITY ASSAYS IN CELL CULTURING DEVICES

         U.S. Patent No. 4,559,299            Issued: December 17, 1985
                                              Expires: December 17, 2002

         European Patent No. 0138833          Granted: November 6, 1991
                                              Expires: January 12, 2004

         Japanese Patent Application
          No. 59-500699                       Granted: August 9, 1994
                                              Expires: January 12, 2004

         This patent is the core FCA patent and covers the sensitivity of tumor explants (i.e. tumor specimens that have been removed from the body and placed in an artificial medium for growth) to chemotherapeutic drugs and the use of fluorescent molecules to determine the survival of cells in the presence of the drugs.

PATENT 2.         CELL CULTURING METHODS AND APPARATUS

         U.S. Patent No. 4,734,372            Issued: March 29, 1988
                                              Expires: March 29, 2005

         European Patent No. 0171896          Granted: November 27, 1991
                                              Expires: June 21, 2005

         Japanese Patent Application
           No. 60-134451                      Granted: March 29, 1994
                                              Expires: June 21, 2005

         This patent discloses further devices and methods for the FCA, as well as an improved protocol for conducting cytotoxicity assays with fluorochromatic detection techniques.

PATENT 3.         METHODS FOR SEPARATING MALIGNANT CELLS
                  FROM CLINICAL SPECIMENS

         U.S. Patent No. 4,937,187              Issued: June 26, 1990
                                                Expires: June 26, 2007

         Canadian Patent No. 1,293,216          Issued: December 17, 1991
                                                Expires: December 17, 2008

         European Patent No. 0277837            Granted: August 4, 1993
                                                Expires: February 5, 2008

         Japanese Patent Application
           No. 63-021434                        Pending

         This patent covers methods for preparing tumor biopsies for chemosensitivity assays by mechanically and enzymatically dissociating the tissues into micro-organs and removing nonaggregated cells (particularly blood cells) from the preparation.

         The Company's success will depend in part on its ability to defend its patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. In addition, there can be no assurance that any patents issued to the Company will not be challenged, invalidated or circumvented, or that the rights granted thereunder will afford the Company protection from competitive products or processes. In addition, there can be no assurance that the Company will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. The Company is not aware of any objection or challenge to its patents or of any asserted claim of patent infringement.

         The Company also relies on certain proprietary trade secrets and know-how, which are not patentable, and on certain ancillary technologies which are not patentable or proprietary and are therefore available to the Company's competitors. Although the Company has taken steps to protect its unpatented trade secrets and know-how, in part through the use of confidentiality agreements with substantially all of its employees, there can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed or discovered by competitors.

         The ability of the Company to obtain patents and similar rights and the nature, extent and enforceability of the intellectual property rights that may be obtained as a result of the Company's research efforts involve complex legal and factual concerns. Discoveries made or developed by the Company may not qualify for patents or, if qualified, may be subject to challenge or to protracted proceedings. In addition, other public or private concerns, including universities, may hold or have filed patent applications and may have been issued patents on inventions, or otherwise possess proprietary rights to technology which may be necessary to commercially implement the Company's technology. With respect to future developments, the Company may be required to license other patents or proprietary rights, and the cost and availability of such licenses, are presently unknown. While the Company has not conducted an infringement study with respect to any of its patents or proprietary technology, the Company is not aware of the need to obtain a license from any other party in order to practice its existing technology. There can be no assurances that others may not independently develop similar technology or otherwise obtain access to the Company's know-how.

         GOVERNMENT REGULATION; LICENSES

         ABC and its principal product, the FCA, is subject to regulation by a division of the U.S. Department of Health and Human Services, Health Care Finance Administration ("HCFA") under the Clinical Laboratories Improvement Act of 1988 ("CLIA"). These regulations mandate that all clinical laboratories be certified to perform testing on human specimens and provide specific conditions for certification. These regulations also contain guidelines for the qualification, responsibilities, training, working conditions and oversight of clinical laboratory employees. In addition, specific standards are imposed for each type of test which is performed in a laboratory. CLIA and the regulations promulgated thereunder are enforced through continuous quality inspections of test methods, equipment, instrumentation, materials and supplies on a biennial and "spot" basis; the most recent of which occurred on December 21, 1994. Any change in CLIA or these regulations or in the interpretation thereof could have a materially adverse effect on the Company's business, prospects, financial condition or results of operations. To its knowledge, the Company is in compliance with the currently applicable regulations of HCFA. At the present time, the U.S. Food and Drug Administration ("FDA") does not regulate the FCA.

         ABC holds a clinical laboratory license from the State of Rhode Island and a federal laboratory registration certificate to permit the interstate shipment of tumors and billing. The Company also holds a wastewater discharge permit from the Warwick, Rhode Island Sewer Authority.

         PROFESSIONAL AND PRODUCT LIABILITY

         As a clinical laboratory performing assay services, the Company may be subject to professional and/or product claims. While no claims or actions have been asserted against or instituted to date arising out of the performance by the Company of any assay, any such actions in the future may subject the Company to liability for damages and significant costs associated with the defense of such action or claim. The Company presently maintains professional liability insurance in the amount of $1,000,000 as well as product liability insurance in the amount of $1,000,000. There can be no assurance, however, that this coverage will be adequate to protect the Company against future claims or that insurance will be available to the Company in the future on acceptable terms, if at all, or that a liability or other claim would not materially and adversely affect the business, prospects, financial condition or results of operations of the Company. The Company intends, however, if feasible, to increase the amount of such insurance coverage to such greater amount as management, in its discretion, may determine having due regard to the cost of such insurance coverage.

         MARKET INFORMATION

         The Company's potential customers are surgeons, oncologists, pathologists, cancer patients, hospitals, health maintenance organizations ("HMOs"), community cancer centers, and third party insurance companies. The Company had attempted only limited marketing of the FCA. The commercial success of the Company is materially dependent upon the ability of the Company to educate the medical community generally, and oncologists, surgeons, hospitals and HMOs in particular, of the benefits and applications of the Company's assay, and to distinguish the Company's technology from existing technology in the field and assays marketed by others. The process of educating the physician regarding the use and benefits of a new technology such as the FCA is, in the Company's opinion, difficult. The success of such education and marketing efforts will be materially dependent upon the ability of the Company to attract and assemble a national medical service sales force through which the Company's assay will be marketed. No assurance can be given that the Company will be able to successfully recruit experienced sales personnel or successfully implement its proposed sales and marketing programs. As part of the Company's research and development and to enhance the ability of the Company to proceed with its intended sales and marketing of the FCA and related clinical laboratory services, the Company has developed protocols to conduct new randomized prospective clinical trials. While the clinical trials which the Company is in the initial stages of conducting are not required as a condition to use or market the FCA, the Company believes that the results will have a material effect upon the acceptance of the Company's assay and the ultimate success of the Company's business, in that such results would, if they demonstrate the efficacy of the FCA, be an added sales and marketing tool.

         In the United States, there are over 16,000 physicians who treat cancer patients. This group of physicians are broken down into the following categories: approximately 5,100 medical oncologists and 1,300 surgical oncologists who treat most general cancers; 300 gynecologic oncologists who treat advanced cases of cervical and endometrial cancer and most ovarian cancers; and 9,500 urologists who treat prostate, bladder and testicular malignancies. This does not include the over 20,000 general surgeons who treat cancer patients by removing tumors in surgery. (Sources: American Medical Association and the Society of Surgical Oncology).

         Currently, there are approximately 5,300 community hospitals (exclusive of federal, respiratory, psychiatric or long-term care institutions). Of this number, approximately 1,300 hospitals have cancer programs approved by the American College of Surgeons. These hospitals are one of the focuses of the Company's clinical services business. The Company's services are provided to oncologists, surgeons and hospital pathologists who submit their patients' tumor specimen to the Company for testing.

         According to statistical information published by the American Cancer Society, over 1.1 million new cancer patients will be diagnosed each year. Of these 1.1 million cancer patients, approximately 80% (880,000) will have solid tumors. A portion of those patients (estimated by the Company based upon published literature to be approximately 25%) will be treated with chemotherapy, and are therefore candidates for the FCA. In addition, over 2.2 million patients previously diagnosed with solid tumor cancers whose first line chemotherapy treatment has been ineffective or who have experienced a relapse are also candidates for the FCA.

         Although the Company has collected a substantial amount of clinical data which supports the efficacy of the FCA (see "Business -- The FCA Technology"), in order to enhance the ability of the Company to maximize its intended commercialization of the FCA, the Company believes that additional non-mandatory prospective clinical trials should be performed. The trials will address both issues of medical efficacy as well as cost-savings benefit. The Company plans to incorporate further cost-effective studies into its current clinical trials concerning medical efficacy. The Company cannot predict when the results of these new trials will be available, nor can there be any assurance that the results of such trials will provide data which further supports the FCA.

         The Company currently bills individual patients, hospitals and insurance companies for assay services. To date, collections have been largely dependent upon the eligibility of such charges for third party reimbursement. Accordingly, the Company believes that its ability to successfully market the FCA in large part will depend upon its ability to have the FCA approved for reimbursement by third-party payors. Reimbursement approval will depend in part upon acceptance of the FCA and its acceptance as a vehicle to ultimately contain health care costs by eliminating ineffective chemotherapy. Reimbursement for diagnostic tests is typically determined by reference to whether such tests are generally accepted as standard medical practice by each third party payor, how the charges for such tests compare to charges for established tests for similar indications, and whether the charges are within the range of usual and customary services. Such determinations are independently made by each third party payor. Third party payors also consider whether a test will further the general objective of health care cost containment and enhance the potential for the reduction of treatment costs. To date, approximately 330 insurance companies (including HMOs) have reimbursed for the test. Of this number, approximately 30 have routinely reimbursed for the FCA. The remainder have reimbursed on a case-by-case review basis. In addition, the FCA is currently not eligible for reimbursement by Medicare/Medicaid. Although the Company's FCA, as well as other human tumor cell in vitro chemosensitivity assays, have been accepted for reimbursement by Blue Cross/Blue Shield of the State of California, Blue Cross of Tennessee, Blue Cross of Ohio and Blue Cross of Cleveland, the Company is not aware of the acceptance for reimbursement of chemosensitivity assays by individual Blue Cross/Blue Shield organizations in other states. There can be no assurance that the Company will be able to obtain reimbursement approval on a routine basis from enough additional third party payors so as to have a significant impact on the marketing of the FCA. In the absence of third party reimbursement, the Company will be dependent upon direct patient payment. Such dependence may affect the amount and collectability of receivables. The Company anticipates seeking routine reimbursement for its FCA from third party payors including Medicare/Medicaid and independent Blue Cross/Blue Shield organizations. The Company is unable to predict when and if such approval will be obtained.

         The determination for eligibility of Medicare/Medicaid reimbursement for the independent billing of the FCA (as well as any other medical procedure or test) is made by HCFA. In April of 1991, the Company was informed by HCFA that Medicare has not provided coverage for human tumor stem cell drug sensitivity assays. The Company had been advised that this coverage decision had been made by HCFA based upon advice received by HCFA prior to April 1991 from the United States Public Health Service that human tumor drug sensitivity assays were considered experimental. The Company, in October 1994, met with representatives of HCFA and presented scientific data and information for use by HCFA in support of the Company's request to reconsider or modify its previously issued health coverage decision. No assurance may be given as to if or when HCFA will act upon the information submitted to it, or whether any further data, information or presentations will be required of the Company. The Company does not believe that it is feasible for it to make any prediction as to the time within which the entire process of review within HCFA may be completed.

         HMOs and Preferred Provider Organizations (PPOs) are becoming strong competitors to the larger traditional insurers and are viewed by the Company as playing a central role in the Company's long term marketing plans. They are perceived to be the growth segment of the service part of the health care system. The HMOs and PPOs are having a significant effect on the health care market, due to their ability to control costs. The FCA is viewed by the Company as a valuable tool in assisting these health care organizations in containing their cancer treatment costs by eliminating ineffective expensive chemotherapy. To date, there is no agreement between the Company and any HMOs or PPOs.

         SALES AND MARKETING

         The Company is of the belief that its commercial success is materially dependent upon its ability to educate the medical community generally, and oncologists, surgeons, hospitals and HMOs in particular, of the benefits and applications of the Company's assay, and to distinguish the Company's technology from existing technology in the field and assays marketed by others. The process of convincing a physician to use a new testing service is difficult and, in the Company's view, requires a highly trained sales force to call on and educate the physician regarding the use and benefits of the new technology. In addition, management believes that physicians require actual experience with such new tests before accepting and adopting them into their practice.

         POTENTIAL IMPACT OF PENDING HEALTH CARE REFORM

         Numerous proposals to amend the Medicaid/Medicare Systems are under consideration in the United States Congress, including mandated basic health care benefits, controls on health care spending, price controls, the creation of large insurance purchasing groups and fundamental changes in the health care delivery system. In addition, several states have passed and implemented, or are considering, various health care reform proposals. Although the Company believes its FCA to be cost-effective in overall chemotherapy treatment, changes in the level of support by federal and state governments of health care services, the methods by which such services may be delivered and the prices for such services may all have a materially adverse impact on the Company's ability to achieve and sustain a profit. Health care reform could also reduce the profitability of certain medical institutions and, in turn, adversely impact the fees the Company is able to charge for its laboratory services. The Company cannot predict which, if any, health care reform plan might be adopted or, if adopted, the effect on the Company's business.

         COMPETITION

         At the present time, there are several companies which commercially market chemosensitivity assays. The Company believes that it is the only company currently marketing a patented chemosensitivity assay in the United States. The Company believes that it competes based upon its patented technology, the high evaluability rate (i.e. the ability to successfully test the tumor) for most types of human solid tumors, and the positive and negative predictive accuracy of the Company's FCA assay. There can be no assurance that the Company's competitors will not succeed in developing technologies and services that are more accurate and effective than the Company's FCA or any other assay which may be developed by the Company or that would render the Company's technology and services obsolete or noncompetitive. In addition, in the event of the future development and approval of chemotherapeutic drugs which are not capable of being assayed by the FCA and such drugs become commonly used, such event may materially affect the ability of the Company to market the FCA.

         In addition, there are many public and private companies, including several well-known pharmaceutical companies and specialized biotechnology companies, universities and research centers, engaged in developing therapeutic and diagnostic products for the treatment of cancer. Many of the Company's competitors have substantially greater financial and technological resources than the Company, and have significantly greater experience in sales and marketing and research and development. Such companies may be more successful in developing alternate methods to predict the effectiveness or non-effectiveness of chemotherapeutic drugs on an individual cancer patient.

         RESEARCH AND DEVELOPMENT

         The research, development and patenting of the FCA has been completed. The Company is currently pursuing its technical efforts mainly on non-mandatory clinical studies. Additionally, the Company continues to refine its testing process to prepare for full scale commercialization of the Company's laboratory as well as to permit use of the FCA to test any new FDA approved drugs.

         Research and development activities are conducted by the Company's regular full-time employees as part of their principal employment functions. It is impractical for the Company to attempt to quantify or separately segregate the amount of time and overhead attributable to research and development activities from all other activities; particularly since existing laboratory and scientific activities associated with the FCA benefit the Company from a general research and development point of view. For the year ended December 31, 1995 the Company expended approximately $77,000 for specifically identifiable research and development activities.

         NEW PRODUCT DEVELOPMENT

         In December of 1990, the Company commenced the development of the RMCE, which utilizes technology protected by the Company's current patents. This project is intended to evaluate the effectiveness of combined chemotherapy and radiation treatment using the FCA technology in conjunction with irradiation of the tumor specimen. The research project is based on the in vivo observation that some cytotoxic drugs are potentiators (i.e. enhance effectiveness) of radiation treatment. Dr. Rotman and Brown University completed, in May 1993, a project funded by both RIPSAT and the Company, involving preliminary studies on colon tumors. If the Company successfully concludes research and development on the RMCE, the Company expects to add this process as an additional laboratory service. The Company projects that commercialization of the RMCE will not be ready for several years. Combination therapy using radiation and chemotherapy together is a new and emerging method of cancer treatment.

         The research and development of the RMCE project was carried out under an agreement dated December 14, 1990 between the Company and RIPSAT under which Brown University was designated as the research facility. RIPSAT has reimbursed the Company approximately $320,000 for the project costs, representing 60% of the project costs; the remaining 40% of the project costs were borne by the Company through the contribution of assets or property. The funds advanced by RIPSAT were principally paid by the Company to Brown University. The Company remains indebted to Brown University in the amount of approximately $81,000 as of March 15, 1996.

         As part of its agreement with RIPSAT, the Company has agreed to maintain its facilities in the State of Rhode Island. In the event that the Company relocates outside of the State of Rhode

Island, the amount of advances by RIPSAT become due and payable in one year from such relocation, together with interest at 2% above the prevailing prime rate of interest. The Company does not have the present intention to relocate its facilities outside of the State of Rhode Island. Under and pursuant to its agreement with RIPSAT, Brown University was designated as the research facility, and Dr. Rotman was the principal investigator. Brown University was to perform the research program in connection with the RMCE project, for which it was to be reimbursed for its costs, not to exceed $375,000. As of the date hereof, the research on the RMCE project has not been completed. Although the term of Brown University's engagement to perform research services expired on May 31, 1993 and has not been further renewed, it is the intention of the Company to continue such research at its own facility or through Brown University or other alternate research facilities. The Company projects that the development of this technology will be finished with the conclusion of clinical trials, but that commercialization of the RMCE will not be ready for several years.

         EMPLOYEES

         As of March 1, 1996, the Company had 10 employees, of which 7 were full-time employees, including its one executive officer, and 3 part time employees. None of the Company's employees are represented by a labor union, and the Company considers its relationship with its employees to be good.

ITEM 2.           PROPERTIES

         The Company maintains its offices and clinical laboratory in Warwick, Rhode Island. This facility is comprised of approximately 4,064 square feet of office and laboratory space. The present facilities are occupied under a lease for a term of two years commencing November 1, 1994 and terminating October 31, 1996, renewable at the Company's option for three additional one year periods. The base rent for this facility is $26,000 per annum. In addition to the base rent, the Company pays, as additional rent, its proportionate share of increases in real estate taxes on the premises, maintenance and utility charges.

         While its present facilities are adequate for its present needs and are sufficient to enable the Company to process approximately 900 assays per month, the Company does not view such premises to be adequate for its anticipated future needs in the event its planned marketing efforts are successful. In such case, the Company will require additional laboratory and administrative facilities. The Company believes that adequate facilities are readily available in the greater Providence, Rhode Island area at competitive rentals. A relocation of the Company's laboratory will require a re-licensing of the new facility as a clinical laboratory under CLIA and by the State of Rhode Island. The Company does not view the prospect of re-licensing a new facility as having to result in a material adverse effect on the Company, though there may be some temporary interruption in the processing of assays unless the Company overlaps in relocating from one facility to another.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any pending material legal proceedings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.       Principal Market

         On December 20, 1994, upon the Company's Registration Statement in connection with the public offering of shares of its Common Stock being declared effective by the Securities and Exchange Commission, the Common Stock of the Company resumed trading on the SmallCap Market of The Nasdaq Stock Market under the symbol "NTBM". For the period October 17, 1992 to December 20, 1994, the Common Stock of the Company was traded on the OTC Bulletin Board under the symbol "NTBM" (November 16, 1994 December 20, 1994), and under the symbol "ADNA" (October 17, 1992 - November 16, 1994) while the Company was known by its former name of Applied DNA Systems, Inc. Prior to October 17, 1992, the Common Stock of the Company had been traded on the Nasdaq Stock Market.

         On August 11, 1995, the Company's Common Stock was accepted for listing on the Boston Stock Exchange under the symbol "NTB".

B.       Market Information

         The following is the range of actual high bid and low asked prices for such Common Stock for the periods indicated. The high bid and low asked prices commencing with the fourth quarter of 1994 reflect a one-for-thirty-five (1:35) reverse split effected by the Company on November 16, 1994. Such prices have, for all periods through the third quarter of 1994, been reported by the National Quotation Bureau, and for all periods subsequent to the third quarter of 1994 have been reported by the Nasdaq SmallCap Market.

         Year                 High Bid          Low Asked
         ----                 --------          ---------
         1994
         1st Quarter            .39               .28
         2nd Quarter            .26               .21
         3rd Quarter            .22               .21
         4th Quarter           8.00              8 1/4

         1995
         1st Quarter           8 7/8             7 3/4
         2nd Quarter           9 5/8             8 5/8
         3rd Quarter          12 1/2             9 1/4
         4th Quarter          14 7/8            12 1/2


         The above quotations, reported by Nasdaq and the National Quotation Bureau, represent prices between dealers and do not include retail mark-up, mark-down or commissions. Such quotations do not necessarily represent actual transactions. For certain periods indicated above, high bid and low asked prices were not expressed in fractions.

C.       Dividends

         The Company has never paid a dividend, whether cash or property, on its shares of Common Stock and has no present expectation of doing so in the foreseeable future.

D.       Approximated Number of Equity Security Holders

         The approximate number of record holders of the Company's Common Stock as of March 15, 1996 was 1,087. Such number of record owners was determined from the Company's shareholder records, and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others as or in nominee names exceeds 1,600 in number.

ITEM. 6           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year Ended December 31, 1995, Compared
with Year Ended December 31, 1994

         Results of Operations

         Total revenues for the twelve months ended December 31, 1995 were $322,778 compared to $222,584 for the twelve months ended December 31, 1994. The increase in total revenues is primarily due to the receipt by the Company of approximately $159,000 of interest income during 1995, which interest income was derived from the deposit of the proceeds of the Company's December 1994 public offering as well as private sales of securities completed in April and July 1995.

         Assay sales, net of billing adjustments, from the processing of ABC's assay, the Fluorescent Cytoprint Assay, were $161,701 and $157,973 for the twelve months ended December 31, 1995 and 1994, respectively. The amount of billing adjustments relating to assay sales during the twelve months ended December 31, 1995 and 1994 were approximately $22,156 and $76,932, respectively.

         Other revenues for the twelve months ended December 31, 1995 were $2,100 compared to $60,780 for the twelve months ended December 31, 1994. Other revenues represent revenues from various pharmaceutical and drug development organizations to test new chemotherapy compounds using the FCA. Payments received are recorded as deferred income and are recognized as other revenue according to the percent or work completed.

         General and administrative expenses for the twelve months ended December 31, 1995 increased to $1,430,354 compared to $1,072,694 for the twelve months ended December 31, 1994. The increase was principally due to an increase in the Company's use of consultants which resulted in greater consultant fees and expenses related to the Company's efforts to improve reimbursement for the FCA.

         Laboratory expenses for the twelve months ended December 31, 1995 and 1994 were $186,405 and $175,865, respectively. The increase is due to general increases in the supplies, repairs and maintenance costs associated with the operation of the laboratory.

         Research and development expenses for the twelve months ended December 31, 1995 were $77,066. These expenses were incurred in connection with the reconfiguration of ABC's image system and the implementation of a laboratory procedure designed to complement the FCA.

         Depreciation expenses at December 31, 1995 equalled $659,424 compared to $291,728 at December 31, 1994. This increase was primarily due to the incurrance of $535,093 related to the grant of 100,000 restricted shares granted to J. Marvin Feigenbaum on June 8, 1995. See "Employment Agreements".

         Interest expense for the twelve months ended December 31, 1995 and 1994 was $33,514 and $51,370, respectively. This decrease was due to the reduction of principal outstanding for loans from the Small Business Loan Fund Corporation. In addition, 7% Promissory Notes issued in the August 9, 1994 private placement were repaid on December 28, 1994.

         Rent expense for the twelve months ended December 31, 1995 was $24,972 as compared to $24,448 for the twelve months ended December 31, 1994.

         Net loss per share of Common Stock for the twelve months ended December 31, 1995 decreased to $1.33 as compared to $2.15 for the twelve months ended December 31, 1994. Weighted average shares were 1,570,498 and 647,501 for the twelve months ended December 31, 1995 and 1994, respectively.

Liquidity and Capital Resources

         The Company had approximately $2,538,000 in cash and cash equivalents at December 31, 1995.

         Total current assets decreased approximately $1,091,849 from December 31, 1994 due primarily to the utilization of cash during the period to support operating activities and the payment and reduction of current liabilities.

         Total current liabilities decreased approximately $40,966 from December 31, 1994 due primarily to a reduction in accrued expenses.

         The Company believes that its current cash resources are adequate and sufficient for the Company's anticipated needs through approximately August 1997. The Company may thereafter, if it has not achieved a positive cash flow, require additional funds to sustain operations. No assurance may be given that such additional capital, if required, will be available to the Company in the future and, if not available, may have an adverse effect on the continued operations of the Company.

         At December 31, 1995, the Company had approximately $14.3 million in tax net operating loss carryforwards and no tax benefits were recorded. Approximately $3,100,000 of these losses relate to a subsidiary of the Company and which losses are limited in usage. In addition, utilization of approximately $9,900,000 of the net operating loss carryforwards may be subject to limitations pursuant to Section 382 of the Tax Code.

Effects of Inflation

         The Company does not view the effects of inflation to have a material effect upon its business.

ITEM 7.           FINANCIAL STATEMENTS

                  See Index to Financial Statements attached hereto.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                 Not Applicable

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT

         The Directors and Executive Officers of the Company are as follows:

         Name                    Age                        Position
         ----                    ---                        --------
J. Marvin Feigenbaum(1)          45                Chairman of the Board of
                                                   Directors, President,
                                                   Chief Executive and Chief
                                                   Financial Officer of the
                                                   Company; Chairman of the
                                                   Board of Directors, Chief
                                                   Executive, President and
                                                   Chief Financial Officer
                                                   of ABC.

Edmond E. Charrette, M.D.(1)     61                Director of the Company.

Leonard Green(1)(2)              69                Director of the Company.

David A. Sterling(2)             39                Secretary and Director of
                                                   the Company.

Chriss W. Street (2)             45                Director of the Company.

Robert B. Fagenson               46                Director of the Company.

Patricia A. Meitner, Ph.D.       54                Vice President of Science
                                                   and Laboratory Director
                                                   of ABC.

---------------

(1)      Member of the Audit Committee.

(2)      Member of the Stock Option Committee.

         The number of directors comprising the entire Board of Directors is such number as determined in accordance with the ByLaws of the Company. The Company's By-Laws provide for the number of directors to be not less than three or more than eleven in number. The Company's Certificate of Incorporation provides for a classified or "staggered" Board of Directors. The classified or "staggered" Board of Directors is comprised of three classes of directors elected for three (3) year terms. By reason of the classified Board of Directors, one class of the Board comes up for re-election each year. Any further amendment to the Company's Certificate of Incorporation affecting the classified Board may only be adopted upon the affirmative vote of not less than 75% of the issued and outstanding shares entitled to vote thereon.

         At the Annual Meeting of Stockholders held on August 25, 1995, Mr. Robert B. Fagenson was elected as a Class 1 Director to serve until the 1997 Annual Meeting of Stockholders; David A. Sterling was elected as a Class 2 Director to serve until the 1996 Annual Meeting of Stockholders; and Mr. Chriss
W. Street and Dr. Edmond E. Charrette were each elected as Class 3 Directors to serve until the Company's 1998 Annual Meeting of Stockholders. Mr. Feigenbaum's term as a director expires at the 1997 Annual Meeting and Mr. Green's term expires at the 1996 Annual Meeting.

         On June 30, 1995, Dr. Kenneth Blackman resigned as a Director and Secretary of the Company and as an officer and director of ABC.

         The Underwriting Agreement entered into between the Company and the Underwriters of the Company's public offering completed in December 1994 provides that the Company will use its best efforts for a period of five years to nominate and have elected to its Board of Directors one nominee designated by Starr Securities, Inc., ("Starr") to whom the Company has no reasonable objection, or to permit a designee of Starr to serve as an observer at meetings of the Company's Board of Directors. In connection with the August, 1995 Annual Meeting, Starr advised the Company that its designee would be Robert Fagenson. Mr. Fagenson was elected as a director at the Annual Meeting.

         All officers of the Company and of ABC serve at the discretion of their respective Boards of Directors. The following sets forth certain biographical information for each Director and Officer:

         J. MARVIN FEIGENBAUM. Mr. J. Marvin Feigenbaum was first elected to the Board of Directors in June 1994, at which time he was also elected to the Board of Directors of ABC and appointed Chief Executive Officer of the Company and of ABC. From August 1993 to June 1994, Mr. Feigenbaum served as a consultant to the Company, primarily with respect to the Company's business development and plans and programs relating to the marketing and exploitation of the Company's laboratory and medical testing services. From 1987 to June 1994, Mr. Feigenbaum acted as an independent consultant in the medical and health care industry. He has over 20 years of experience in the health care industry. Prior to being an independent consultant, Mr. Feigenbaum, from 1982 to mid-1987, served as Chairman, President and Chief Executive Officer of Temco Home Health Care Products, Inc., a durable medical equipment manufacturer. Mr. Feigenbaum presently serves as a member of the Board of Directors and Vice-Chairman of Comprehensive Care Corp., a publicly owned company engaged in the health care business, which is listed on the New York Stock Exchange. On February 24, 1995, a group of holders of CompCare 7 1/2% Convertible Subordinated Debentures filed an involuntary petition against CompCare under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division. This petition was dismissed by the Court on March 7, 1995 upon the joint motion of CompCare and petitioners.

         EDMOND E. CHARRETTE, M.D. Dr. Edmond Charrette, was elected a Director on May 4, 1993. Dr. Charrette is board certified in Internal Medicine and Medical Oncology. From 1981 to 1985, Dr. Charrette served as Senior Vice President of AdvantageHEALTH Corporation in Woburn, Massachusetts, a publicly traded corporation. Currently, Dr. Charrette serves as the Executive Vice President and Chief Medical Officer of AdvantageHEALTH Corporation. Dr. Charrette is the immediate past Chairman of the American Congress of Rehabilitation Medicine -- Task Force for Cancer Rehabilitation. He is co-founder and member of the Board of Directors of Health Resources.

         LEONARD GREEN. Mr. Leonard Green was elected to the Board of Directors in September 1994. Mr. Green has been the President and Chief Executive Officer of Green Management and Investment Co., a New York private investment firm, since 1985. From 1980 to 1985, Mr. Green was President and Chief Executive Officer of Yuma Management Corp. Prior to such time, from 1972 to 1980, Mr. Green served as Chairman and Chief Executive Officer of Quality Care, Inc. Mr. Green received his Bachelor of Science degree from George Washington University. Mr. Green also serves on the Board of Directors of Apria Healthcare, Inc. and OrNda Health Corp.

         DAVID A. STERLING. Mr. David A. Sterling was elected to the Board of Directors on December 6, 1994. Mr. Sterling, for in excess of seven years, has been President of Sterling & Sterling, Inc., a general insurance agency. Mr. Sterling holds a BBA Degree from Hofstra University, New York.

         CHRISS W. STREET. Mr. Chriss W. Street, 45 years of age, is a Class 3 Director of the Corporation. Mr. Street is the President of Chriss Street and Company, Inc., a financial advisory firm which provides a wide variety of financial advisory and research services. Mr. Street founded the firm in 1992. Prior thereto, and from 1987 to 1992, Mr. Street was a Managing Director of Seidler Amdec Securities, Inc. Mr. Street has, since 1993, served as Chairman and, since 1994, has additionally served as President and Chief Executive Officer of Comprehensive Care Corporation ("CompCare"), a behavioral health care company listed on the New York Stock Exchange. On February 24, 1995, a group of holders of CompCare 7 1/2% Convertible Subordinated Debentures filed an involuntary petition against CompCare under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division. This petition was dismissed by the Court on March 7, 1995 upon the joint motion of CompCare and petitioners. Mr. Street is Chief Financial Officer of Hacienda Village Modernization Corp., which is a joint venture construction firm founded by Mr. Street in 1994 to bid for federally funded construction contracts rehabilitating housing projects in Los Angeles, California inner city neighborhoods. In addition, in March 1995, he was elected as a Director of Micropolis Corporation, a company traded on the Nasdaq Stock Market.

         ROBERT B. FAGENSON. Mr. Robert B. Fagenson, 46 years of age, is a Class 1 Director as the nominee of Starr Securities, Inc., the Corporation's investment banking firm. Under the terms of its underwriting agreement with Starr Securities entered into in December 1994 in connection with the Corporation's public offering, the Corporation agreed to use its best efforts for a period of five years to nominate and have elected to its Board of Directors one nominee of Starr Securities. Mr. Fagenson has, for more than the past five years, been President and a Director of Fagenson & Co., Inc., a registered broker-dealer, and Vice-President and Director of Starr Securities Inc., a registered broker-dealer. Mr. Fagenson is a Director of the New York Stock Exchange. He is also a Director of The Microtel Franchise and Development Company, a developer of economy lodging facilities; Autoinfo, Inc., a dealer in computerized products and services for after-market motor vehicle parts; Rent-Way, Inc., a multi store retail chain in the rent-to-own industry; and Healthy Planet Products, Inc., a publicly-held greeting card company listed on the American Stock Exchange.

         PATRICIA A. MEITNER, PH.D. Dr. Patricia A. Meitner joined ABC in April 1988 as Product Manager and Laboratory Director. In December 1991, she was elected as Vice President of Science. Dr. Meitner has a Ph.D. in Physiological Chemistry from the University of Birmingham, England, and has been involved in the cancer research field for over 20 years.

         Indemnification of Directors and Officers

         The General Corporation Law of Delaware provides generally that a corporation may indemnify any person who was or is a party to or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative, or investigative in nature, by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees) and, in a proceeding not by or in the right of the corporation, judgments, fines and amounts paid in settlement, actually and reasonably incurred by him in connection with such suit or proceeding, if he acted in good faith and in a manner believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reason to believe his conduct was unlawful. Delaware law further provides that a corporation will not indemnify any person against expenses incurred in connection with an action by or in the right of the corporation if such person shall have been adjudged to be liable for negligence or misconduct in the performance of his duty to the corporation unless and only to the extent that the court in which such action or suit was brought shall determine that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for the expenses which such court shall deem proper.

         The By-Laws of the Company provide for indemnification of officers and directors of the Company to the greatest extent permitted by Delaware law for any and all fees, costs and expenses incurred in connection with any action or proceeding, civil or criminal, commenced or threatened, arising out of services by or on behalf of the Company, providing such officer's or director's acts were not committed in bad faith. The By-Laws also provide for advancing funds to pay for anticipated costs and authorizes the Board to enter into an indemnification agreement with each officer or director.

         In accordance with Delaware law, the Company's Certificate of Incorporation contains provisions eliminating the personal liability of directors, except for (i) breaches of a director's fiduciary duty of loyalty to the Company or to its stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of the law, and
(iii) any transaction in which a director receives an improper personal benefit. These provisions only pertain to breaches of duty by directors as such, and not in any other corporate capacity, e.g., as an officer. As a result of the inclusion of such provisions, neither the Company nor its stockholders may be able to recover monetary damages against directors for actions taken by them which are ultimately found to have constituted negligence or gross negligence, or which are ultimately found to have been in violation of their fiduciary duties, although it may be possible to obtain injunctive or equitable relief with respect to such actions. If equitable remedies are found not to be available to stockholders in any particular case, stockholders may not have an effective remedy against the challenged conduct.

         The Company has entered into Indemnification Agreements with each of its directors and officers (the "Indemnitees") pursuant to which it has agreed to provide for indemnification, to the fullest extent permitted by law and the Company's By-Laws, against any and all expenses, judgments, fines, penalties and amounts paid in settlement arising out of any claim in connection with any event, occurrence or circumstance related to such individual serving as a director or officer of the Company. Such indemnification includes the advance of expenses to the Indemnitees (including the payment of funds in trust therefor under certain circumstances) and is subject to there not having been determined that the Indemnitee would not be permitted to be indemnified under applicable law. The rights of indemnification are in addition to any other rights which the Indemnitees may have under the Company's Certificate of

Incorporation, By-Laws, the Delaware General Corporation Law or otherwise.

         Section 16 Reporting

         No person who, during the fiscal year ended December 31, 1995, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by
Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

         MEDICAL AND SCIENTIFIC ADVISORY BOARD

         The Company has established a Medical and Scientific Advisory Board consisting of knowledgeable individuals in the fields of medical and surgical oncology, cancer research, micro and cellular biology, pathology and general medicine. The individuals comprising the Scientific Advisory Board may vary from time to time depending upon the availability of such individuals and the addition or substitution of individuals on the Board. Individuals serving on the Scientific Advisory Board will have no obligation or responsibility for the Company's management, business, plans, programs or finances. They will, however, be available to consult and assist the Company's senior management and Directors and officers with respect to various scientific aspects of the Company's business. The Company has adopted a compensation policy pursuant to which members of its Scientific Advisory Board are to receive the sum of $1,500 for each Scientific Advisory Board meeting attended. The individuals who presently serve as Scientific Advisory Board members are as follows:

         JAMES F. HOLLAND, M.D. Dr. Holland is Professor of Neoplastic Diseases, Mount Sinai School of Medicine, New York. Dr. Holland received his M.D. at Columbia University College of Physicians and Surgeons. He formerly served as the first Director of the Derald H. Ruttenberg Cancer Center at Mount Sinai Medical Center. Dr. Holland has served as President of the American Association for Cancer Research and as President of the American Society of Clinical Oncology.

         EMIL FREI, III, M.D. Dr. Frei is Physician-in-Chief, Emeritus, of the Dana-Farber Cancer Institute (Harvard Medical School affiliated), Boston. He received his M.D. at Yale University School of Medicine. Dr. Frei had ten years experience at the National Cancer Institute, Bethesda, Maryland, as Chief of the

Medicine Branch and Associate Scientific Director for Experimental Therapeutics. He and Dr. Holland are the senior editors of Cancer Medicine, the prime text in the field.

         J. DIRK IGLEHART, M.D. Dr. Iglehart is Associate Professor of Surgery and Assistant Professor of Cell Biology at Duke University Medical Center, Durham, North Carolina. He received his M.D. at the Harvard University School of Medicine, Boston, Massachusetts. Dr. Iglehart is Chairman of the Clinical Cancer Committee of Duke Comprehensive Cancer Center and Director of the Duke Breast Oncology Clinic.

         ANNE W. HAMBURGER, PH.D. Dr. Hamburger is Head, Division of Cell and Molecular Biology, Professor, Department of Pathology and Program of Oncology at University of Maryland Cancer Center. She received her Ph.D. in Biology at New York University. Dr. Hamburger is a pioneer in cancer research in the area of in vitro chemosensitivity assays. She co-developed the Hamburger/Salmon test (a stem cell assay), published in the New England Journal of Medicine, which measures the growth of tumor cells and their response to chemotherapy.

ITEM 10.          EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 1995, 1994 and 1993 to the Chief Executive Officer and each of the named executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation         Long Term Compensation
                                                -------------------         ----------------------
                                                              Other
                                                              Annual                 Awards                  Payouts
                                                                                     ------                  -------
                                                              Compen-           Restricted Securities       All Other
                                                Salary        sation           Stock        Underlying       Compen-
Name and Principal Position             Year     ($)           ($)             Award(s)      Options         sation($)
---------------------------             ----     ---           ---             -------       -------         ---------
J. Marvin Feigenbaum                    1995    $182,000      $108,000(2)   943,750(3)          0           $6,000(4)
Chief Executive and Chief               1994    $153,250(1)        0        $175,000        150,000         $6,544(5)
Financial Officer (1)                   1993     $39,000(6)

Kenneth E. Blackman, Ph.D.              1995    $130,000           0             0              0          $10,707(7)
President and Chief Operating           1994    $117,063           0        $23,888(8)       25,000         $1,019(9)
Officer  of ABC  (12)                   1993    $ 90,000      $2,722(10)         0            2,857(11)     $1,889(9)

---------------

(1) President, Chief Executive and Chief Financial Officer commencing June 1, 1994. Includes consulting compensation in the amount of $47,667 for portion of fiscal year from January 1, 1994 to June 1, 1994.

(2) Represents a one time bonus accrued for 1994 and paid during fiscal year 1995 representing the approximate combined federal and state tax associated with the grant of 50,000 shares of Common Stock during fiscal 1994.

(3) On June 8, 1995, the Company granted Mr. Feigenbaum 100,000 restricted shares of Common Stock. Represents the fair market value of the 100,000 shares based upon the market value of the Common Stock of $9.43 per share on June 8, 1995. The restricted shares vest at the rate of 5,000 per year over a twenty year period commencing December 31, 1995. See further description under "Employment Agreements".

(4)      Represents automobile expenses paid by the Company.

(5) Represents automobile expenses paid by the Company in the amount of $5,500 and life insurance premiums in the amount of $1,044.

(6) Represents consulting compensation for the period from August 1993 through December 31, 1993.

(7) Represents automobile expenses paid in 1995 for 1995 and 1994 in the amount of $6,000 and $3,000, respectively, and life insurance premiums paid in 1995 of $1,707.

(8) On June 30, 1994 the Company granted Dr. Blackman 6,825 shares of restricted stock. Represents the fair market value of the 6,825 shares based upon the market value of the Common Stock of $3.50 per share on June 30, 1994.

(9)      Reflects life insurance premiums paid by the Company.

(10)     Reflects a bonus earned during 1993 but paid in 1994.

(11)     Gives effect to cancellation of 4,286 options in September, 1994.

(12) Effective June 30, 1995, Dr. Blackman resigned from his positions as an officer and Director of the Company and ABC.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

         No options or stock appreciation rights were granted during fiscal year 1995 to the executive officers named in the Summary Compensation Table. On June 8, 1995, the Company granted Mr. Feigenbaum 100,000 restricted shares of Common Stock. The restricted shares vest at the rate of 5,000 per year over a twenty year period commencing December 31, 1995. See further description under "Employment Agreements".

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTIONS/SAR VALUES

         The following table summarizes options exercised by the named executive officers during fiscal year 1995 and the number and value of options held by all executive officers named in the Summary Compensation Table at year end. The Company does not have any outstanding stock appreciation rights granted to executive officers.

                                                                        Number of
                                                                       Unexercised      Value of In-the-
                                                                        Options at      Money Options at
                                              Shares                      FY-End           FY-End ($)
                                            Acquired on        Value    Exercisable/       Exercisable/
         Name                                Exercise         Realized Unexercisable      Unexercisable(1)
         ----                                --------         -------- -------------      ----------------
J. Marvin Feigenbaum(2)                           0               0       150,000/0        $1,190,625/0
Kenneth E. Blackman, Ph.D.(3)                     0               0        33,571/0        $255,468/0

---------------

(1) The average of the closing bid and closing asked prices for the Company's Common Stock as reported on the Nasdaq SmallCap Market on December 29, 1995, was $14.9375. Value is calculated on the basis of the difference between the option exercise price and $14.9375 multiplied by the number of shares of Common Stock underlying the options.

(2) Mr. Feigenbaum holds options to purchase 150,000 shares of Common Stock with an exercise price of $7.00 per share.

(3) Effective June 30, 1995, Dr. Blackman resigned as an officer and director of the Company and ABC. Dr. Blackman owns options to purchase: (i) 25,000 shares with an exercise price of $7.00 per share; (ii) 5,714 shares with an exercise price of $6.30 per share, and (iii) 2,857 shares with an exercise price of $12.25 per share.

Employment Agreements

         On June 1, 1994, Mr. J. Marvin Feigenbaum was elected Chairman of the Board of Directors, Chief Executive and Chief Financial Officer of both the Corporation and Analytical Biosystems Corporation. Mr. Feigenbaum also serves as President, Chief Executive and Chief Financial Officer of the Corporation. On September 22, 1994, Mr. Feigenbaum entered into an Amended and Restated Employment Agreement with the Corporation for a term of three years and six months commencing June 1, 1994 through November 30, 1997. Mr. Feigenbaum's Employment Agreement provides for a salary at the rate of $182,000 per annum. In addition, Mr. Feigenbaum is provided with health and other benefits and a policy of life insurance in the amount of $500,000 payable to a beneficiary to be named by Mr. Feigenbaum. He also receives an automobile allowance of $500 per month and reimbursement for expenses incurred on behalf of the Corporation and in connection with the performance of his duties. In connection with his Employment Agreement as amended, Mr. Feigenbaum was issued, in lieu of a cash bonus for past services rendered to the Corporation, while acting as a consultant to the Corporation, 50,000 shares of Common Stock of the Corporation which has been valued at $3.50 per share. All of said shares are immediately vested, and the Corporation paid Mr. Feigenbaum, on April 14, 1995, a one time cash bonus equal to $108,000 representing the amount of the combined federal and applicable state and city income tax associated with such stock grant. In addition, Mr. Feigenbaum was granted options to purchase 150,000 shares of the Corporation's Common Stock exercisable commencing in June, 1995 through December 31, 2002 at an option exercise price equal to the $7.00 per share. Mr. Feigenbaum's Employment Agreement provides that in the event of a change in control of the Corporation (as defined) , Mr. Feigenbaum will be paid for the remainder of the unexpired term of his Agreement plus an additional sum of $182,000.

         On June 8, 1995, the Company granted and issued to its President, Mr.
J. Marvin Feigenbaum, 100,000 restricted shares of its Common Stock, $.01 par value (the "Restricted Shares"). The Restricted Shares are subject to vesting at the rate of 5,000 shares per year (the "Annual Vested Shares") over a 20-year period commencing December 31, 1995 and continuing at the rate of 5,000 Annual Vested Shares per year on December 31 of each successive year for 19 years thereafter; provided, however, that with respect to each year in which Annual Vested Shares are to vest, such shares shall not vest if any change to the Company's profit and loss statement for that year associated with the vesting of such Annual Vested Shares shall cause the Company to report a loss from operations, which loss is attributable to the vesting of the Annual Vested Shares; and provided further, however, that in all cases the Annual Vested Shares shall vest if the average bid and ask price for the Company's Common Stock for the 10 days immediately preceding the vesting is $11.50 per share or greater. The vesting of the Restricted Shares is subject to acceleration upon the occurrence of certain events of acceleration as described below. With respect to all Restricted Shares which may become vested, the Company is to pay to Mr. Feigenbaum, a bonus equivalent to the amount of the combined federal and applicable state and city income taxes associated with the Restricted Shares that have become vested. The grant of the Restricted Shares to Mr. Feigenbaum was in furtherance of the desire of the Company to provide an incentive to Mr. Feigenbaum to maximize the business of the Company, and maximize the value of the Company for all of its shareholders.

         While the Restricted Shares have been issued and Mr. Feigenbaum is entitled to vote said shares, all Restricted Shares are held in escrow until their vesting and said shares may not be sold, assigned, transferred or hypothecated until the time they have become vested.

         In addition to the vesting of the Annual Vested Shares, an additional number of Restricted Shares shall vest as follows: (i) for each fiscal year of the Company, 1,000 additional Restricted Shares shall vest for each $1,000,000 of net sales of the Company as reported for that year; provided that the Company reports a net pre-tax profit or the average bid and ask price for the Company's common stock for 10 days preceding the end of the fiscal year is $11.50 or more;
(ii) in the event the Company effects a merger, acquisition, corporate combination or purchase of assets (an "Acquisition Event") 1,000 additional Restricted Shares shall vest for each $1,000,000 of Acquisition Event value paid by the Company; and (iii) as of December 31 of each year, for each 1% of increase of market value of the Company's voting securities above 120% of the market value as of December 31 of the preceding year, 1,000 additional Restricted Shares shall vest provided that Mr. Feigenbaum remains employed by the Company on the first anniversary after the vesting event.

         Provision is made for the acceleration of the vesting of the Restricted Shares upon the occurrence of (a) the approval by the stockholders of the Company of an Approved Transaction, as defined; (b) a Control Purchase, as defined; (c) a Board change; or (d) the failure by the Company to renew Mr. Feigenbaum's employment agreement on the conclusion of its term on November 30, 1997 or any subsequent or renewed term, on terms identical to those in the employment agreement then prevailing. Upon the death or total disability of Mr. Feigenbaum prior to the complete vesting of the Restricted Shares, all Restricted Shares not theretofore vested shall become vested.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Feigenbaum, the Corporation's Chairman, Chief Executive Officer and a Class 1 Director, serves as a member of the Board of Directors and Vice-Chairman of Comprehensive Care Corporation, and is a member of its Compensation Committee.

         Mr. Street, a Class 3 Director, is Chairman, President and Chief Executive Officer of Comprehensive Care Corporation. Mr. Street serves on the Stock Option Committee of the Board of Directors.

Compensation of Directors

         Directors who are employees of the Company do not receive any fee in addition to their regular salary for serving on the Board of Directors. Directors who are not employees of the Company receive a directors fee of $6,000 per annum, paid quarterly, and an attendance fee of $500 per meeting attended. In addition, Directors are reimbursed for travel expenses for attendance at board meetings. Non-Employee Directors are also eligible for an initial and annual grant of stock options under the Company's NonEmployee Director Stock Option Plan (see "Non-Employee Director Stock Option Plan" below).

1994 Incentive Stock Option Plan

         In August, 1994, the Board of Directors adopted a 1994 Incentive Stock Option Plan (the "Plan") which Plan was approved and adopted by the stockholders of the Company on November 16, 1994. The Plan provides for the issuance of up to 350,000 shares of the Company's Common Stock upon the exercise of options granted to officers, directors, full time employees and consultants rendering services to the Company. Under the terms of the Plan, options granted thereunder will be designated as options which qualify for incentive stock option treatment ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not so qualify ("Non-ISO's"). Unless sooner terminated, the Plan will expire on August 1, 2004 and options may be granted at any time or from time to time through such date. The purpose of the Plan is to promote the interests of the Company and its stockholders by strengthening the ability of the Company to attract and retain officers, employees and consultants by furnishing suitable recognition of their ability to contribute to the success of the Company and to align their interests and efforts with the long term interest of the Company. The Plan succeeds the Company's 1992 Incentive Stock Option Plan, which has been terminated except for options to acquire 13,715 shares thereunder.

         The Plan is administered by the Board of Directors or by a Stock Option Committee designated by the Board of Directors (the "Plan Administrator"). The Plan Administrator has the discretion to determine the eligible employees and consultants to whom, and the times and the prices at which, options will be granted; whether such options shall be ISO's or Non-ISO's; the periods during which each option will be granted; and the number of shares subject to each option. The Plan Administrator shall have full authority to interpret the plan and to establish and amend rules and regulations relating thereto.

         Under the Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent stockholder (as defined in the Plan) such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISOs may not be less than 85% of such fair market value. The aggregate fair market value of shares subject to an option designated as an ISO for which any participant may be granted such an option in any calendar year, shall not exceed $100,000 plus any unused carryovers (as defined in Section 422 of the Code) from a prior year. The "fair market value" will be the closing Nasdaq bid price or, if the Company's

Common Stock is not quoted by Nasdaq, the low bid as reported by the National Quotation Bureau, Inc. or a market maker of the Company's Common Stock or, if the Common Stock is not quoted by any of the above, by the Board of Directors acting in good faith.

         Options may be granted under the Plan for such periods as determined by the Plan Administrator; provided however that no option designated as an ISO granted under the Plan shall be exercisable over a period in excess of ten years, or in the case of a ten percent stockholder, five years. Options may be exercised in whole at any time or in part from time to time. Options are not transferable except to the estate of an option holder; provided, however, in the case of a Non-ISO, and subject to Rule 16b-3 promulgated under Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") and prevailing interpretations thereunder by the staff of the Securities and Exchange Commission, a recipient of a Non-ISO may, with the consent of the Plan Administrator, designate a named beneficiary of the Non-ISO in the event of the death of such recipient, or assign such Non-ISO.

         Except as described below, the Plan Administrator may from time to time amend the Plan as it deems proper and in the best interests of the Company without further approval of the stockholders.

         The Board of Directors and the Plan Administrator may not amend certain features of the Plan without the approval of the Company's stockholders to the extent such approval is required for compliance with Section 422 of the Code with respect to ISO's, Section 162(m) of the Code with respect to Non-ISO's or Rule 16b-3 promulgated under Section 16 of the Exchange Act with respect to awards made to individuals subject to Section 16 of the Exchange Act. Such amendments would include (a) increasing the maximum number of shares of Common Stock that may be issued under the Plan, (b) materially modifying the requirements as to eligibility for participation in the Plan, or (c) otherwise materially increasing the benefits accruing to participants under the Plan.

         Options for a total of 176,100 Shares have been granted under the Plan, including options for 150,000 shares to Mr. Feigenbaum and 25,000 shares to Dr. Blackman, at exercise prices equal to $7.00 per share.

Non-Employee Director Stock Option Plan

         In August, 1994, the Board of Directors adopted the NonEmployee Director Stock Option Plan (the "Director Plan") which Director Plan was approved and adopted by the stockholders of the Company on November 16, 1994. The Director Plan provides for issuance of a maximum of 75,000 shares of Common Stock upon the exercise of stock options granted under the Director Plan. Options may be granted under the Director Plan until August 1, 2004 to the Company's non-employee directors (as defined). The Director Plan provides that each non-employee director will automatically be granted an option to purchase 5,000 shares upon joining the Board of Directors (or, for those persons who are directors on the date of approval of the Director Plan by the stockholders, on such date), and options to purchase 3,000 shares on each anniversary of the initial date of service or date of approval, as the case may be.

         Under the terms of the Director Plan, the sum of the number of shares to be received upon any grant multiplied by the fair market value of each share at the time of grant may not exceed $75,000. All awards shall be reduced to the extent they exceed such amount. The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant. Until otherwise provided in the Director Plan, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of Common Stock of the Company or by a combination of each. The term of each option is five years from the date of grant, unless terminated sooner as provided in the Director Plan. The Director Plan is administered by a committee of the Board of Directors composed of not fewer than two persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non-employee director will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan do not qualify for incentive stock option treatment.

         Options for a total of 34,000 shares have been granted under the Director Plan, including options for 8,000 shares to each of Dr. Charrette and Messrs. Sterling and Green and 5,000 shares to each of Mr. Street and Mr. Fagenson.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 6, 1996 with respect to the ownership of Common Stock by (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, (ii) each director and each officer identified in the Summary Compensation Table, and
(iii) directors and executive officers as a group:

NAME AND ADDRESS                  AMOUNT OF AND NATURE               PERCENTAGE
OF BENEFICIAL OWNER              OF BENEFICIAL OWNERSHIP               OF CLASS
-------------------              -----------------------               --------
J. Marvin Feigenbaum                    300,316(1)                       15.9%
55 Access Road
Warwick, RI 02886

Edmond E. Charrette, M.D.                11,666(2)                         *
304 Cambridge Road
Woburn, MA 01801

Leonard Green                             8,000(3)                         *
55 Access Road
Warwick, RI 02886

David A. Sterling                         8,000(3)                         *
55 Access Road
Warwick, RI 02886

Michael G. Jesselson                    189,526(4)                       10.7%
1301 Avenue of Americas
New York, New York

Chriss W. Street                          5,000(5)                         *
Chriss Street & Company
1111 Bayside Drive - Suite 100
Corona del Mar, CA 92625

Robert B. Fagenson                        5,000(5)                         *
19 Rector Street
New York, NY 10006

All Officers and Directors as
a Group (5 persons in number)           337,982(1)(2)(3)(5)              17.5%

---------------

 *       Less than 1%.

(1)      Includes (i) 50,000 shares of Common Stock owned by Mr. Feigenbaum;
         (ii) options to purchase 150,000 shares of Common Stock exercisable commencing June, 1995; (iii) 317 shares of Common Stock owned by Mr. Feigenbaum's minor son, as to which

         Mr. Feigenbaum has power to direct voting and disposition; and (iv) includes 100,000 shares of Common Stock which vest over 20 years commencing December 31, 1995 at the rate of 5,000 shares per year subject to acceleration in certain circumstances.

(2) Includes (i) 3,809 shares of Common Stock, (ii) presently exercisable options to purchase 2,857 shares of Common Stock and (iii) options to purchase 5,000 shares of Common Stock granted under the Corporation's Non-Employee Director Plan.

(3) Includes options to purchase 8,000 shares of Common Stock under the Corporation's Non-Employee Director Plan.

(4) Represents shares of Common Stock and Common Stock Purchase Warrants owned by several trusts of which Michael G. Jesselson is a trustee, co-trustee and/or a beneficiary and therefore holds shared voting power as follows: (i) Michael Jesselson & Lucy Lang TTEES UIT FBO Yosepha Jesselson - 4,285 shares of Common Stock and 8,571 Common Stock Purchase Warrants; (ii) Michael Jesselson & Linda Jesselson TTEES UIT Fbo Jonathan Judah Jesselson - 4,285 shares of Common Stock and 8,571 Common Stock Purchase Warrants; (iii) Michael Jesselson & Linda Jesselson TTEES UIT FBO Yaira Jesselson - 4,285 shares of Common Stock and 8,571 Common Stock Purchase Warrants; (iv) Michael Jesselson & Linda Jesselson TTEES UIT FBO Maya Ariel Ruth Jesselson - 4,285 shares of Common Stock and 8,571 Common Stock Purchase Warrants; (v) Erica Jesselson, Lucy Lang, Claire Strauss, Michael Jesselson & Benjamin Jesselson TTEES UIT FBO Benjamin Jesselson - 33,333 shares of Common Stock and 12,699 Common Stock Purchase Warrants; (vi) Erica Jesselson , Lucy Lang, Claire Strauss, Michael Jesselson & Benjamin J. Jesselson TTEES UIT FBO Michael Jesselson - 33,334 shares of Common Stock and 12,700 Common Stock Purchase Warrants; and (vii) Michael Jesselson, Erica Jesselson, Lucy Lang, Clair Strauss and Benjamin J. Jesselson, TTEES UIT FBO Grandchildren - 33,333 shares of Common Stock and 12,699 Common Stock Purchase Warrants.

(5) Includes options to purchase 5,000 shares of Common Stock under the Corporation's Non-Employee Director Plan.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Corporation's subsidiary, ABC, borrowed $150,000 on February 11, 1993 and $100,000 on February 25, 1993 from the Small Business Loan Fund Corporation ("SBLFC"). Both loans bear interest at the rate of 5.4%, are secured by the Corporation's accounts receivable, inventory and equipment and are to be repaid over a five year period ending in February 1998. In conjunction with the above loans, the Corporation issued a warrant to SBLFC for 2,857 shares of Common Stock at an exercise price of $15.75 per share. Additional debt financing of $250,000, $166,000 and $125,000 was received from SBLFC on April 19, 1993,
October 22, 1993, and

February 14, 1994, respectively. These financings also bear interest at 5.4%, are secured by the Corporation's accounts receivable, inventory, equipment, and intangible assets (including patents) and are to be repaid over five year periods from the respective loan dates. In conjunction with the April 19, 1993 loan, the Corporation issued to SBLFC a warrant for 42,857 shares of Common Stock at an exercise price of $28.35 per share. The proceeds of the SBLFC loans were used for working capital. SBLFC has certain demand and piggyback registration rights with respect to the shares issuable upon exercise of its warrants, which rights as to a demand registration the SBLFC has agreed to defer for 24 months until December, 1996.

         For information concerning the Employment Agreement of J. Marvin Feigenbaum, see "Executive Compensation - Employment Agreements."

         Effective, July 1, 1994 the Company entered into an amended employment agreement with Dr. Kenneth Blackman pursuant to which Dr. Blackman's employment as President and Chief Operating Officers of ABC, was continued for a one year term terminating June 30, 1995. This Agreement was not renewed on its termination date. Dr. Blackman received a salary at the rate of $130,000 per annum and had been provided with the Corporation's standard health and other benefits as presently provided to him. He also received an automobile allowance of $500 per month and reimbursement for expenses incurred on behalf of the Corporation in connection with the performance of his duties. Upon the execution of his Employment Agreement, Dr. Blackman was issued, in lieu of a cash bonus for services rendered, 6,825 shares of Common Stock valued at $3.50 per share. Such shares vested on June 30, 1995. In addition, and on or before April 15, 1996, the Corporation will pay to Dr. Blackman a one time cash bonus equal to the amount of combined federal and applicable state income taxes associated with such stock grant. Dr. Blackman was granted options to purchase 25,000 shares of the Corporation's Common Stock exercisable through December 31, 2002 at an option exercise price equal to $7.00 per share.

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K

(A)      1.       Financial Statements

         See Index to Financial Statements Attached hereto.

         2.       Financial Statement Schedules

         See Index to Financial Statements attached hereto.

         3.       Exhibits:

         Incorporated by reference to the Exhibit Index at the end of this Report.

(B)      Reports on Form 8-K

         During the last quarter of the period covered by this Report, the following reports on Form 8-K were filed by the Registrant:

                                                 Description
Date of Report        Item Reported                of Item
--------------        -------------              -----------
December 8, 1995      Item 5. Other      The Company reported its entry
                             Events      into a Letter of Intent to
                                         acquire American Cytogenetics,
                                         Inc.


                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                        CONSOLIDATED FINANCIAL STATEMENTS

                      NU-TECH BIO MED, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     YEARS ENDED DECEMBER 31, 1995 AND 1994

                 AND THE PERIOD OF FEBRUARY 1, 1982 (INCEPTION)

                              TO DECEMBER 31, 1995

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                        Consolidated Financial Statements

                     Years ended December 31, 1995 and 1994
                 and the period of February 1, 1982 (inception)
                              to December 31, 1995

                                    CONTENTS

Report of Independent Auditors ...........................................   1

Audited Consolidated Financial Statements

Consolidated Balance Sheets ..............................................   2
Consolidated Statements of Operations ....................................   4
Consolidated Statements of Stockholders' Equity ..........................   5
Consolidated Statements of Cash Flows ....................................   9
Notes to Consolidated Financial Statements ...............................  11

                         Report of Independent Auditors

To the Stockholders
Nu-Tech Bio-Med, Inc.

We have audited the accompanying consolidated balance sheets of Nu-Tech Bio-Med, Inc. and subsidiary (a development stage enterprise) as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows, and stockholders' equity for the years then ended and for the period of February 1, 1982 (inception) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nu-Tech Bio-Med, Inc. and subsidiary at December 31, 1995 and 1994, and the consolidated results of their operations, cash flows, and stockholders' equity for the years then ended and for the period of February 1, 1982 (inception) to December 31, 1995, in conformity with generally accepted accounting principles.

March 5, 1996

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheets

                                                                       DECEMBER 31
                                                                    1995          1994
                                                                 ----------    ----------
ASSETS
Current assets:
   Cash and cash equivalents                                     $2,538,002     $3,803,189
   Accounts receivable (net of allowance for uncollectible
     claims of approximately $16,700 and $23,600 at
     December 31, 1995 and 1994, respectively)                       67,480         29,850
   Prepaid expenses                                                  82,737          4,537
   Other current assets                                              78,581         21,073
                                                                 -------------------------
     Total current assets                                         2,766,800      3,858,649




Equipment and leasehold improvements (net of
   accumulated depreciation and amortization of
   approximately $215,000 and $197,000 at
   December 31, 1995 and 1994, respectively)                        471,517         38,236
Goodwill (net of accumulated amortization of
   approximately $441,200 and $366,200 at December 31,
   1995 and 1994, respectively)                                     308,816        383,816
Patents (net of accumulated amortization of
   approximately $73,700 and $62,700 at December 31,
   1995 and 1994, respectively)                                     141,596        107,180
Acquisition costs                                                   129,846              -
                                                                 -------------------------
   Total assets                                                  $3,818,575     $4,387,881
                                                                 =========================

                                                                             DECEMBER 31
                                                                       1995             1994
                                                                   ------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                              $    109,815      $     42,784
     Accrued expenses                                                   445,950           572,094
     Contract payable                                                   105,571           105,571
     Current portion of long-term debt                                  197,246           192,149
     Current portion of capitalized lease obligations                    13,050                 -
                                                                   ------------------------------
Total current liabilities                                               871,632           912,598

     Debt                                                               319,521           516,767
     Capitalized lease obligations                                       33,624                 -
     Deferred income                                                      5,540             7,640
     Stockholders' equity:
   Preferred stock, $.01 par value; 1,000,000 shares
     authorized, none outstanding                                             -                 -
   Common stock, $.01 par value; 12,000,000 shares
     authorized, 1,742,148 and 1,429,128 shares issued
     and outstanding at December 31, 1995 and 1994,
     respectively                                                        17,422            14,291
   Capital in excess of par value                                    17,544,715        14,724,150
   Unvested common stock grant                                         (946,107)                -
   Deferred consulting expense                                         (151,250)                -
   Deficit accumulated during the development stage                 (13,876,522)      (11,787,565)
                                                                   ------------------------------
Total stockholders' equity                                            2,588,258         2,950,876
                                                                   ------------------------------
Total liabilities and stockholders' equity                         $  3,818,575      $  4,387,881
                                                                   ==============================


See accompanying notes.

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations


                                                                              CUMULATIVE
                                                                             AMOUNT FROM
                                                                              FEBRUARY 1,
                                                                            1982 (INCEPTION)
                                                YEAR ENDED DECEMBER 31       TO DECEMBER 31
                                                1995             1994             1995
                                            ----------------------------      ------------
Revenues:
   Assay sales                              $   161,701      $   157,973      $  1,172,107
   Contract revenues                                  -                -           730,511
   Investment and interest income               158,977            3,831         2,414,186
   Fee income                                         -                -           100,000
   Other                                          2,100           60,780           473,517
                                            ----------------------------      ------------
Total revenues                                  322,778          222,584         4,890,321
Expenses:
   General and administrative                 1,430,354        1,072,694        10,080,297
   Lab expense                                  186,405          175,865         1,123,257
   Research and development                      77,066                -         4,649,239
   Loss on sale of investments                        -                -           577,423
   Interest                                      33,514           51,370           202,335
   Rent                                          24,972           24,448           446,205
   Depreciation and amortization                659,424          291,728         1,515,791
   Loss on disposal of equipment,
     furniture and fixtures                           -                -            34,100
                                            ----------------------------      ------------
Total expenses                                2,411,735        1,616,105        18,628,647
                                            ----------------------------      ------------
Loss from continuing operations              (2,088,957)      (1,393,521)      (13,738,326)
Discontinued operations:
   Loss on disposition                                -                -          (112,010)
   Loss from discontinued operations                  -                -          (172,530)
                                            ----------------------------      ------------
   Loss from discontinued operations                  -                -          (284,540)
                                            ----------------------------      ------------
   Loss before extraordinary item            (2,088,957)      (1,393,521)      (14,022,866)
   Extraordinary item:
   Gain on forgiveness of debt                        -                -           146,344
                                            ----------------------------      ------------

   Net loss                                 $(2,088,957)     $(1,393,521)     $(13,876,522)
                                            ============================      ============

   Net loss per common share                $     (1.33)     $     (2.15)
                                            ============================
Weighted average common shares

   outstanding                                1,570,498          647,501
                                            ============================


See accompanying notes.

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                 Consolidated Statements of Stockholders' Equity


                                                   NUMBER OF
                                                   SHARES OF     COMMON      CAPITAL IN    UNVESTED
                                                    COMMON    STOCK AT $.01  EXCESS OF      COMMON
                                                     STOCK      PAR VALUE    PAR VALUE   STOCK GRANT
                                                   --------------------------------------------------

Balance, February 1, 1982 (inception)                     -      $    -      $        -       $-
February 1982 common stock issued to private
   investors, employees, scientific and financial
   advisors at $.35 per share                        57,429         574          19,526        -
June 1982 common stock issued at $17.50 per share    61,286         613       1,059,387        -
Net loss                                                  -           -               -        -
                                                    ---------------------------------------------
Balance, December 31, 1982                          118,715       1,187       1,078,913        -

Exercise of stock options at $17.50 per share         4,514          45          78,955        -
May 10, 1983, public offering of $131.25 per unit
   net of commissions, underwriting expenses and
   other costs of $513,722                           66,000         660       2,373,118        -
Net loss                                                  -           -               -        -
                                                   ---------------------------------------------
Balance, December 31, 1983                          189,229       1,892       3,530,986        -

Exercise of stock options at $17.50 per share           343           3           5,997        -
Net loss                                                  -           -               -        -
                                                    ---------------------------------------------
Balance, December 31, 1984                          189,572       1,895       3,536,983        -

Exercise of stock options at $17.50 per share         1,257          13          21,987        -
Net loss                                                  -           -               -        -
                                                    ---------------------------------------------
Balance, December 31, 1985                          190,829       1,908       3,558,970        -

Exercise of warrants:
   Class A warrants at $61.25 per share              59,440         594       3,544,202        -
   Class B warrants at $87.50 per share                  69           1           2,436        -
Exercise of options:
   Incentive at $9.80 - $17.50 per share              1,429          14          19,486        -
   Nonqualified at $9.80 - $17.50 per share             743           7          10,793        -
Net loss                                                  -           -               -        -
                                                    ---------------------------------------------
Balance, December 31, 1986                          252,510       2,524       7,135,887        -

                                                                       DEFICIT
                                                                     ACCUMULATED
                                                          DEFERRED   DURING THE       TOTAL
                                                         CONSULTING  DEVELOPMENT  STOCKHOLDERS'
                                                           EXPENSE      STAGE        EQUITY
                                                        ---------------------------------------
Balance, February 1, 1982 (inception)                        $-      $         -  $        -
February 1982 common stock issued to private
   investors, employees, scientific and financial
   advisors at $.35 per share                                 -                -      20,100
June 1982 common stock issued at $17.50 per share             -                -   1,060,000
Net loss                                                      -          (59,361)    (59,361)
                                                             -------------------------------
Balance, December 31, 1982                                    -          (59,361)  1,020,739

Exercise of stock options at $17.50 per share                 -                -      79,000
May 10, 1983, public offering of $131.25 per unit
   net of commissions, underwriting expenses and
   other costs of $513,722                                    -                -   2,373,778
Net loss                                                      -         (268,037)   (268,037)
                                                             -------------------------------
Balance, December 31, 1983                                    -         (327,398)  3,205,480

Exercise of stock options at $17.50 per share                 -                -       6,000
Net loss                                                      -         (825,694)   (825,694)
                                                             -------------------------------
Balance, December 31, 1984                                    -       (1,153,092)  2,385,786

Exercise of stock options at $17.50 per share                 -                -      22,000
Net loss                                                      -         (424,719)   (424,719)
                                                             -------------------------------
Balance, December 31, 1985                                    -       (1,577,811)  1,983,067

Exercise of warrants:
   Class A warrants at $61.25 per share                       -                -   3,544,796
   Class B warrants at $87.50 per share                       -                -       2,437
Exercise of options:
   Incentive at $9.80 - $17.50 per share                      -                -      19,500
   Nonqualified at $9.80 - $17.50 per share                   -                -      10,800
Net loss                                                      -         (230,494)   (230,494)
                                                             -------------------------------
Balance, December 31, 1986                                    -       (1,808,305)  5,330,106

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

           Consolidated Statements of Stockholders' Equity (continued)

                                                             NUMBER OF
                                                             SHARES OF     COMMON      CAPITAL IN
                                                              COMMON    STOCK AT $.01  EXCESS OF
                                                               STOCK      PAR VALUE    PAR VALUE
                                                             ------------------------------------
Exercise of stock options                                       3,086          31          53,969
Exercise of Class B warrants at $87.50 per share               11,234         112         937,870
Net loss                                                            -           -               -
                                                              -----------------------------------
Balance, December 31, 1987                                    266,830       2,667       8,127,726

Exercise of stock options                                         286           3           2,797
Net loss                                                            -           -               -
                                                              -----------------------------------
Balance, December 31, 1988                                    267,116       2,670       8,130,523

Net loss                                                            -           -               -
                                                              -----------------------------------
Balance, December 31, 1989                                    267,116       2,670       8,130,523

Issuance of common stock                                        1,524          15          19,985
Issuance of stock for purchase of affiliate                    34,286         343         749,657
Net loss                                                            -           -               -
                                                              -----------------------------------
Balance, December 31, 1990                                    302,926       3,028       8,900,165

Issuance of unregistered common stock to private
   investors at $2.45 per share (net of issuance costs)       114,287       1,144         254,896
Issuance of unregistered common stock to private
   investors at $6.30 per share via relinquishing of
   stock options (net of issuance costs)                       47,619         477         289,523
Issuance of unregistered common stock for
   forgiveness of debt at $6.30 per share                       3,714          37          23,363
Issuance of unregistered common stock for
   forgiveness of debt at $2.45 per share                       2,857          29           6,971
Net loss                                                            -           -               -
                                                              -----------------------------------
Balance, December 31, 1991                                    471,403       4,715       9,474,918

                                                                                    DEFICIT
                                                                                  ACCUMULATED
                                                         UNVESTED     DEFERRED    DURING THE        TOTAL
                                                          COMMON     CONSULTING   DEVELOPMENT   STOCKHOLDERS'
                                                       STOCK GRANT     EXPENSE       STAGE         EQUITY
                                                      ---------------------------------------------------------
Exercise of stock options                                    -            -                -         54,000
Exercise of Class B warrants at $87.50 per share             -            -                -        937,982
Net loss                                                     -            -       (1,001,834)    (1,001,834)
                                                              ---------------------------------------------
Balance, December 31, 1987                                   -            -       (2,810,139)     5,320,254

Exercise of stock options                                    -            -                -          2,800
Net loss                                                     -            -       (2,355,743)    (2,355,743)
                                                              ---------------------------------------------
Balance, December 31, 1988                                   -            -       (5,165,882)     2,967,311

Net loss                                                     -            -       (1,487,748)    (1,487,748)
                                                              ---------------------------------------------
Balance, December 31, 1989                                   -            -       (6,653,630)     1,479,563

Issuance of common stock                                     -            -                -         20,000
Issuance of stock for purchase of affiliate                  -            -                -        750,000
Net loss                                                     -            -       (1,657,107)    (1,657,107)
                                                               --------------------------------------------
Balance, December 31, 1990                                   -            -       (8,310,737)       592,456

Issuance of unregistered common stock to private
   investors at $2.45 per share (net of issuance costs       -            -                -        256,040)
Issuance of unregistered common stock to private
   investors at $6.30 per share via relinquishing of
   stock options (net of issuance costs)                     -            -                -        290,000
Issuance of unregistered common stock for
   forgiveness of debt at $6.30 per share                    -            -                -         23,400
Issuance of unregistered common stock for
   forgiveness of debt at $2.45 per share                    -            -                -          7,000
Net loss                                                     -            -         (260,055)      (260,055)
                                                                -------------------------------------------
Balance, December 31, 1991                                   -            -       (8,570,792)       908,841

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

           Consolidated Statements of Stockholders' Equity (continued)

                                                            NUMBER OF
                                                            SHARES OF     COMMON        CAPITAL IN    UNVESTED
                                                             COMMON    STOCK AT $.01    EXCESS OF      COMMON
                                                              STOCK      PAR VALUE      PAR VALUE   STOCK GRANT
                                                            ---------------------------------------------------
Issuance of unregistered common stock to private
   investors at $20.30 per share (net of issuance costs)       35,424        354          675,617         -
Issuance of unregistered common stock to private
   investors at $2.45 per share via exercise of stock
   options                                                     28,118        281           68,608         -
Issuance of unregistered common stock to private
   investor at $6.30 per share via exercise of stock
   warrant                                                      5,714         57           35,943         -
Issuance of unregistered common stock to private
   investor at $7.70 per share via exercise of stock
   options                                                        714          7            5,493         -
Net loss                                                            -          -                -         -
                                                            ---------------------------------------------------
Balance, December 31, 1992                                    541,373      5,414       10,260,579         -

Exercise of stock options at $2.45 per share                    9,978        100           24,346         -
Issuance of unregistered common stock to private
   investors at $6.30 per share (net of issuance costs)        17,619        176          108,824         -
Issuance of unregistered common stock to private
   investors at $6.30 per share                                16,190        162          101,838         -
Net loss                                                            -          -                -         -
                                                            ---------------------------------------------------
Balance, December 31, 1993                                    585,160      5,852       10,495,587         -

Issuance of unregistered common stock to officers at
   $3.50 per share                                             56,825        568          198,319         -
Issuance of unregistered common stock to investors
   at $3.50 per share (net of issuance costs)                  57,143        571          185,204         -
Issuance of 114,286 common stock purchase warrants                  -          -           20,000         -
December 28, 1994, public offering at $7.00 per
   share, net of commissions and underwriting
   expenses                                                   730,000      7,300        3,825,040         -
Net loss                                                            -          -                -         -
                                                            ---------------------------------------------------
Balance, December 31, 1994                                  1,429,128     14,291       14,724,150         -

                                                                                    DEFICIT
                                                                                  ACCUMULATED
                                                                    DEFERRED      DURING THE           TOTAL
                                                                   CONSULTING     DEVELOPMENT      STOCKHOLDERS'
                                                                     EXPENSE         STAGE            EQUITY
                                                                 -----------------------------------------------
Issuance of unregistered common stock to private
   investors at $20.30 per share (net of issuance costs)                -                 -          675,971
Issuance of unregistered common stock to private
   investors at $2.45 per share via exercise of stock
   options                                                              -                 -           68,889
Issuance of unregistered common stock to private
   investor at $6.30 per share via exercise of stock
   warrant                                                              -                 -           36,000
Issuance of unregistered common stock to private
   investor at $7.70 per share via exercise of stock
   options                                                              -                 -            5,500
Net loss                                                                -        (1,018,701)      (1,018,701)
                                                                 -------------------------------------------
Balance, December 31, 1992                                              -        (9,589,493)         676,500

Exercise of stock options at $2.45 per share                            -                 -           24,446
Issuance of unregistered common stock to private
   investors at $6.30 per share (net of issuance costs)                 -                 -          109,000
Issuance of unregistered common stock to private
   investors at $6.30 per share                                         -                 -          102,000
Net loss                                                                -          (804,551)        (804,551)
                                                                 -------------------------------------------
Balance, December 31, 1993                                              -       (10,394,044)         107,395

Issuance of unregistered common stock to officers at
   $3.50 per share                                                      -                 -          198,887
Issuance of unregistered common stock to investors
   at $3.50 per share (net of issuance costs)                           -                 -          185,775
Issuance of 114,286 common stock purchase warrants                      -                 -           20,000
December 28, 1994, public offering at $7.00 per
   share, net of commissions and underwriting
   expenses                                                             -                 -        3,832,340
Net loss                                                                -        (1,393,521)      (1,393,521)
                                                                 -------------------------------------------
Balance, December 31, 1994                                              -       (11,787,565)       2,950,876

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

           Consolidated Statements of Stockholders' Equity (continued)

                                                                 NUMBER OF
                                                                 SHARES OF       COMMON         CAPITAL IN         UNVESTED
                                                                  COMMON      STOCK AT $.01     EXCESS OF           COMMON
                                                                   STOCK        PAR VALUE       PAR VALUE        STOCK GRANT
                                                                ------------------------------------------------------------
Issuance of unregistered common stock to
   investors at $6.00 per share and 45,714
   common stock purchase warrants (net of issuance costs of
   $53,700)                                                      120,000         1,200            668,586                 -
Grant of unregistered common stock to officer at
   $14.81 per share                                              100,000         1,000          1,480,200        (1,481,200)
Grants of warrants to consultant at $7.00 per share                    -             -            165,000                 -
Issuance of unregistered common stock to
   investors at $6.00 per share and 35,408 common
   stock purchase warrants (net of issuance costs of
   $54,090)                                                       93,335           934            506,776                 -
Other                                                               (315)           (3)                 3                 -
Amortization of unvested common stock grant                            -             -                  -           535,093
Amortization of deferred consulting expense                            -             -                  -                 -
Net loss                                                               -             -                  -                 -
                                                               ------------------------------------------------------------
Balance, December 31, 1995                                     1,742,148      $ 17,422        $17,544,715       $  (946,107)
                                                               ============================================================

                                                                                           DEFICIT
                                                                                         ACCUMULATED
                                                                           DEFERRED      DURING THE        TOTAL
                                                                          CONSULTING     DEVELOPMENT   STOCKHOLDERS'
                                                                            EXPENSE         STAGE         EQUITY
                                                                          ------------------------------------------
Issuance of unregistered common stock to
   investors at $6.00 per share and 45,714
   common stock purchase warrants (net of issuance costs of
   $53,700)                                                                      -               -        669,786
Grant of unregistered common stock to officer at
   $14.81 per share                                                              -               -              -
Grants of warrants to consultant at $7.00 per share                       (165,000)              -              -
Issuance of unregistered common stock to
   investors at $6.00 per share and 35,408 common
   stock purchase warrants (net of issuance costs of
   $54,090)                                                                      -               -        507,710
Other                                                                            -               -              -
Amortization of unvested common stock grant                                      -               -        535,093
Amortization of deferred consulting expense                                 13,750               -         13,750
Net loss                                                                                (2,088,957)    (2,088,957)
                                                                       ------------------------------------------
Balance, December 31, 1995                                             $  (151,250)   $(13,876,522)    $2,588,258
                                                                       ==========================================


See accompanying notes.

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows

                                                                                        CUMULATIVE
                                                                                       AMOUNT FROM
                                                                                        FEBRUARY 1,
                                                                                      1982 (INCEPTION)
                                                          YEAR ENDED DECEMBER 31      TO DECEMBER 31
                                                          1995             1994             1995
                                                      ----------------------------      ------------
OPERATING ACTIVITIES
Net loss                                              $(2,088,957)     $(1,393,521)     $(13,876,522)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                        659,424          116,729         1,806,946
     Loss on disposal of equipment                              -                -            34,100
     Loss on investments                                        -                -           349,224
     Loss on sale of subsidiary                                 -                -           112,010
     Losses of affiliated company                               -                -           365,614
     Changes in assets and liabilities:
       Accounts receivable, prepaids and
         other current assets                            (126,664)         140,829          (209,187)
       Investment in and advances to
         affiliate                                              -                -          (431,802)
       Accounts payable and accrued
         expenses                                        (138,396)         308,686            73,097
       Accrued compensation                                79,283          130,990           210,273
       Other liabilities                                        -          (10,000)          (76,840)
       Deferred income                                     (2,100)          (1,930)            5,540
                                                      ----------------------------      ------------
         Net cash used in operating activities         (1,617,410)        (708,217)      (11,637,547)

INVESTING ACTIVITIES
Proceeds from sale of equipment                                 -                -            10,407
Capital expenditures                                     (503,278)         (29,527)         (762,065)
Organization costs                                              -                -           (19,778)
Purchase of long-term investments and
   other assets                                                 -                -           (95,974)
Proceeds from loan receivable from
   officer                                                      -                -           (20,000)
Cash acquired in purchase of company,
   net                                                          -                -          (820,390)
Sale of company, net of cash sold                               -                -           413,000
                                                      ----------------------------      ------------
Net cash used in investing activities ...........        (503,278)         (29,527)       (1,294,800)

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                Consolidated Statements of Cash Flows (continued)

                                                                                  CUMULATIVE
                                                                                  AMOUNT FROM
                                                                                  FEBRUARY 1,
                                                                                1982 (INCEPTION)
                                                   YEAR ENDED DECEMBER 31       TO DECEMBER 31
                                                    1995             1994            1995
                                                ---------------------------      -----------
FINANCING ACTIVITIES
Proceeds from issuance of notes payable                   -         125,000        1,116,000
Repayment of notes payable                         (192,149)        (82,084)        (382,889)
Proceeds from 7% promissory notes                         -         400,000          400,000
Repayment of 7% promissory notes                          -        (400,000)        (400,000)
Advances from officer                                     -               -          100,000
Repayment of advances from officer                        -               -         (100,000)
Proceeds from sale of common stock
   and warrants                                   1,177,496       4,237,002       15,115,537
Repayment of note payable to
   stockholder                                            -               -         (266,601)
Capitalization of interest on note
   payable to stockholder                                 -               -           18,148
Acquisition costs                                  (129,846)              -         (129,846)
                                                ---------------------------      -----------
Net cash provided by financing activities           855,501       4,279,918       15,470,349
                                                ---------------------------      -----------
Net increase (decrease) in cash and cash
   equivalents                                   (1,265,187)      3,542,174        2,538,002
Cash and cash equivalents at beginning
   of period                                      3,803,189         261,015                -
                                                ---------------------------      -----------
Cash and cash equivalents at end of
   period                                       $ 2,538,002      $3,803,189      $ 2,538,002
                                                ===========================      ===========
Noncash transactions:
   During 1989, the Company extinguished
     a liability via the issuance of common
     stock at a value of $20,000                $         -      $        -      $    20,000
   During 1990, the Company acquired
     the remaining 50% interest in
     Analytical Biosystems Corporation
     with the issuance of 34,286 shares
     of common stock                                      -               -          750,000
   During 1991, the Company capitalized
     $49,869 of accrued interest from 1990
     into the note payable to stockholder                 -               -           49,869
   During 1991, the Company extinguished
     liabilities via the issuance of common
     stock at a value of $30,400                          -               -           30,400


See accompanying notes

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

                           December 31, 1995 and 1994

1.  BASIS OF PRESENTATION

Nu-Tech Bio-Med, Inc. (formerly Applied DNA Systems, Inc.) (the Company) was incorporated in September 1981 and commenced operations on February 1, 1982. The Company, primarily through collaborative ventures with universities and biotechnology companies, is engaged in biomedical research and development, using biotechnological techniques or processes, which the Company will sell or license to other companies, primarily in the pharmaceutical and chemical industries. The Company is now primarily engaged in the commercial development of chemosensitivity assays.

The Stockholders of the Company adopted a series of resolutions on November 16, 1994, authorizing the amendment to the Company's Certificate of Incorporation to effect (i) a reverse Common Stock split on a one-for-thirty-five basis and (ii) reducing the number of authorized shares of Common Stock to 12,000,000. Accordingly, all share and per share data included in the accompanying consolidated financial statements have been restated for the effect of the reverse stock split.

The consolidated financial statements for December 31, 1995 and 1994, include the accounts of the Company and its wholly owned subsidiary, Analytical Biosystems Corporation (ABC). All material intercompany transactions and balances have been eliminated. Where appropriate, prior year amounts have been reclassified to permit comparison.

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

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (continued)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers money market funds to be cash equivalents.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are recorded at cost. Depreciation has been provided using the straight-line method over the estimated useful lives of the assets ranging from 5-7 years for financial reporting purposes.

In 1995, certain equipment was acquired under capitalized lease obligations. These assets total $46,700, with related accumulated amortization of $3,200 at December 31, 1995.

OTHER ASSETS

In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company accounts for goodwill at the lower of amortized cost or fair value. On an ongoing basis, management reviews to determine if "impairment indicators" are present. If impairment indicators are present, the Company will perform a periodic assessment of assets for impairment. This review would consist of the Company reevaluating significant assumptions used in determining the original cost of the acquired business and related goodwill. These assumptions include operating results, cash flows and other indicators of value. Based upon this periodic assessment, management would determine whether there has been a permanent impairment of the value of goodwill and would adjust the carrying value accordingly. The Company would determine fair value based upon independent appraisals or cash flows discounted at a risk adjusted rate, as appropriate in the circumstances. The goodwill is a result of the acquisition of ABC (see Note
3).

Amortization is provided using the straight-line method over the estimated useful lives of the assets as follows:

                 Patent                        17 years
                 Goodwill                      10 years

STOCK BASED COMPENSATION

The Company grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

For certain non-qualified stock options, restricted stock and warrants granted, the Company recognizes as compensation expense the excess of the deemed fair value of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. The compensation is amortized over the vesting period of each option or the recipient's term of employment, if shorter.

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES

The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities as well as net operating loss carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted average number of common shares outstanding during the period. Fully-diluted earnings per share, assuming conversion of outstanding warrants and options, are not presented since the effect would be antidilutive.

SALES

Substantially all of the Company's assay sales are billed to third-party payors and recognized net of billing adjustments, when results of an assay are complete and sent to a physician. Payment from third-party payors is dependent upon the specific benefits included in each patient's policy. The Company provides an allowance for billing adjustments to cover estimated differences between the Company's billed charges and anticipated collection from third-party payors and patients. The amount of these billing adjustments, relating to assay sales during 1995 and 1994, were approximately $22,000 and $77,000, respectively.

3.  INTANGIBLE ASSETS

On February 12, 1990, the Company completed its acquisition of the remaining outstanding shares of ABC, not previously owned by the Company. As a result of this transaction, the Company recorded $750,000 of excess cost over the fair market value of net assets acquired ("goodwill") related to this transaction. Patent costs capitalized include related legal and filing fees.

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (continued)

3.  INTANGIBLE ASSETS (CONTINUED)

The Company amortized $75,000 of goodwill in each of 1995 and 1994, and approximately $11,000 and $10,000 of patents, in 1995 and 1994, respectively.

4.  ACCRUED EXPENSES

Accrued expenses are as follows:

                                                                 DECEMBER 31
                                                              1995        1994
                                                            --------------------
Employee compensation                                       $280,210    $213,838
External services                                            137,139     153,800
Offering expenses                                                  -     175,054
Other                                                         28,601      29,402
                                                            --------------------
                                                            $445,950    $572,094
                                                            ====================

5.  STOCK OPTION PLANS

At December 31, 1995, the Company has three stock option plans as follows:

1994 PLANS

In 1994, the Company reserved 350,000 shares of common stock under the 1994 Employee Stock Option Plan (the 1994 Plan). Options granted under the 1994 Plan may be incentive options or nonqualified stock options, and shall be designated as such at the time of grant. The 1994 Plan permits the granting of incentive options only to officers and full-time employees of the Company, at no less than 100% of the fair market value of the Company's common stock at the date of the grant. Nonqualified stock options may be granted to officers, employees, consultants, and advisors of the Company, as well as to members of the Board of Directors, at a price determined by the Plan administrator but in no case less than 85% of the fair market value of the Company's common stock at the date of the grant. To the extent that any option intended to be an incentive option shall fail to qualify as such under Section 422 of the Internal Revenue Code of 1986, such options shall be deemed to be nonqualified options. The 1994 Plan is administered by the Option Committee of the Board of Directors, which has full power to determine the specific terms of each option granted, subject to the provisions of the 1994 Plan.

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (continued)

5.  STOCK OPTION PLANS (CONTINUED)

Stock option activity of the 1994 Plan since its inception through December 31, 1995, is summarized as follows:

                                                    NUMBER OF SHARES     PRICE
                                                   SUBJECT TO OPTION   PER SHARE
                                                   -----------------------------
   Options granted                                       175,000           $7.00
                                                         -----------------------
Outstanding - December 31, 1994                          175,000            7.00

   Options canceled                                         (400)           7.00
   Options granted                                         1,500            7.00
                                                         -----------------------
Outstanding - December 31, 1995                          176,100           $7.00
                                                         =======================

Also in 1994, the Company reserved 75,000 shares of common stock under the Non-Employee Director Stock Option Plan (the Director Plan). Each non-employee director, upon election of the Company's Board of Directors, shall be granted options for 5,000 shares of common stock, and each shall be granted on subsequent annual anniversary dates of the initial grant additional options for 3,000 shares of common stock. The exercise price of each option shall be 100% of the fair market value of the Company's common stock at the date of the grant. The Director Plan is administered by the Director Plan Committee, which is comprised of not less than two directors of the Company who are not entitled to participate in the Director Plan.

Stock option activity of the Director Plan since its inception through December 31, 1995, is summarized as follows:

                                         NUMBER OF SHARES           PER SHARE
                                         SUBJECT TO OPTION          PRICE RANGE
                                         --------------------------------------
   Options granted                             15,000                 $ 7.00
                                               -----------------------------
Outstanding - December 31, 1994                15,000                   7.00

   Options granted                             19,000                  11.07
                                               -----------------------------
Outstanding - December 31, 1995                34,000         $7.00 - $11.07
                                               =============================

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (continued)

5.  STOCK OPTION PLANS (CONTINUED)

1992 PLAN

In 1992, the Company reserved 28,571 shares of common stock under a 1992 Stock Option Plan (1992 Plan). The 1992 Plan permits the granting of incentive options only to officers and employees of the Company and nonqualified options to directors, officers, other key employees and consultants of the Company. Incentive options may be granted at no less than 100% of the fair market value of the Company's common stock at the date of the grant. The 1992 Plan is administered by the Option Committee of the Board of Directors. This Committee has full power to determine the specific terms of each option granted, subject to the provisions of the 1992 Plan.

Stock option activity relating to the 1992 Plan since inception of the Plan through December 31, 1995, is summarized as follows:

                                           NUMBER OF SHARES         PER SHARE
                                           SUBJECT TO OPTION       PRICE RANGE
                                           ------------------------------------
Outstanding - December 31, 1992                       -          $
   Options granted                               24,000            6.30 - 12.25
                                                -------------------------------
     Outstanding - December 31, 1993             24,000            6.30 - 12.25
   Options granted                                2,857                    7.00
   Options canceled or lapsed                   (11,428)                   6.30
                                                -------------------------------
   Outstanding - December 31, 1994               15,429            6.30 - 12.25
   Options canceled or lapsed                    (1,714)           9.84 - 12.25
                                                -------------------------------
   Outstanding - December 31, 1995               13,715          $6.30 - $12.25
                                                ===============================



The Company has also issued options not under any specific plan. Activity since the commencement of operations through December 31, 1995, is as follows:

                                              NUMBER OF SHARES       PER SHARE
                                              SUBJECT TO OPTION     PRICE RANGE
                                              ---------------------------------
Outstanding - February 1, 1982                        -                    -
   Options granted                                3,000               $17.50
                                                  --------------------------
   Outstanding - December 31, 1982                3,000                17.50
   Options granted                                2,800        17.50 - 21.00
   Options exercised                             (3,886)               17.50
                                                  --------------------------
     Outstanding - December 31, 1983              1,914        17.50 - 21.00

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (continued)

5.  STOCK OPTION PLANS (CONTINUED)

                                                    NUMBER OF SHARES          Per Share
                                                    SUBJECT TO OPTION        Price Range
                                                    --------------------------------------
Options granted                                          3,229                       17.50
Options exercised                                         (343)                      17.50
                                                        ----------------------------------
  Outstanding - December 31, 1984                        4,800               17.50 - 21.00
Options granted                                          2,429                9.80 - 17.50
Options canceled or lapsed                              (1,000)              17.50 - 21.00
                                                        ----------------------------------
  Outstanding - December 31, 1985                        6,229                9.80 - 21.00
Options granted                                          7,429               61.25 - 70.00
Options exercised                                         (743)               9.80 - 17.50
Options canceled or lapsed                                (915)                      17.50
                                                        ----------------------------------
  Outstanding - December 31, 1986                       12,000                9.80 - 70.00
Options exercised                                       (2,457)                      17.50
Options canceled or lapsed                              (3,400)              17.50 - 70.00
                                                        ----------------------------------
  Outstanding - December 31, 1987                        6,143                9.80 - 70.00
Options granted                                          2,771               52.50 - 98.35
Options exercised                                         (285)                       9.80
                                                        ----------------------------------
  Outstanding - December 31, 1988                        8,629                9.80 - 98.35
No option activity                                           -                           -
                                                        ----------------------------------
  Outstanding - December 31, 1989                        8,629                9.80 - 98.35
Options granted                                         11,857                7.70 - 18.55
Options canceled or lapsed                              (2,815)              18.55 - 98.35
                                                        ----------------------------------
  Outstanding - December 31, 1990                       17,671                7.70 - 98.35
Options granted                                         86,429                 2.45 - 6.30
Options relinquished                                   (47,619)                       2.45
Options reclassed to incentive stock option plan        (1,000)                      98.44
Options canceled or lapsed                              (8,700)              10.94 - 70.00
                                                        ----------------------------------
  Outstanding - December 31, 1991                       46,781                2.45 - 52.50
Options granted                                         20,143                6.30 - 11.81
Options exercised                                      (28,832)                2.45 - 7.70
Options canceled or lapsed                              (2,815)              17.50 - 52.50
                                                        ----------------------------------
  Outstanding - December 31, 1992                       35,277                2.45 - 18.60

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (continued)

5.  STOCK OPTION PLANS (CONTINUED)

                                          NUMBER OF SHARES          PER SHARE
                                          SUBJECT TO OPTION        PRICE RANGE
                                          --------------------------------------
Options granted                                  7,142             6.30 - 12.25
Options exercised                               (9,977)                    2.45
Options canceled or lapsed                      (3,571)                    4.38
                                                -------------------------------
  Outstanding - December 31, 1993               28,871             4.38 - 20.30
Options canceled or lapsed                      (4,286)                    6.30
                                                -------------------------------
Outstanding - December 31, 1994                 24,585             4.38 - 20.30
Options canceled or lapsed                      (8,729)            7.70 - 18.60
                                                -------------------------------
Outstanding - December 31, 1995                 15,856           $6.30 - $20.30
                                                ===============================


At December 31, 1995, options to purchase 239,671 shares are exercisable under all plans.

6.  WARRANTS

The Company grants warrants to secure financing, to raise capital and as a form of compensation to various consultants. At December 31, 1995, the Company has the following common stock purchase warrants outstanding:

PARTY WARRANT       NUMBER OF WARRANTS   EXERCISE PRICE             EXPIRATION
 ISSUED TO             OUTSTANDING          PER SHARE                  DATE
--------------------------------------------------------------------------------
SBLFC                      2,857              $15.75               February 1998
SBLFC                     42,857               28.35                  April 1998
Consultant                 7,143                6.30                October 1998
Investors                114,286                7.00                   July 2001
Law firm                  30,000                7.00               December 2001
Consultant                30,000                7.00               December 1999
Underwriter               73,000                9.10               December 1999
Investors                 45,714                7.00                   July 2001
Investors                 35,408                7.00                   July 2001
Consultant                30,000                7.00              September 1998


Relative to the grant of 30,000 warrants to a consultant, the excess of the fair value over the exercise price has been set up as deferred consulting expense and will be amortized over the term of the agreement (three years).

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (continued)

6.  WARRANTS (CONTINUED)

In addition, in 1995, the Company entered into an agreement with an investment banker whereby the investment banker can earn up to 200,000 warrants with an exercise price of $9.50 if certain events, as defined, occur. This agreement expires in June 2000.

7.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consists of the following:

                                                       1995              1994
                                                     ---------------------------
Office equipment                                     $ 101,764        $  51,647
Computer equipment                                      51,451           31,172
Laboratory equipment                                   454,131           94,790
Leasehold improvements                                  79,114           57,627
                                                     --------------------------
                                                       686,460          235,236
Less accumulated depreciation                         (214,943)        (197,000)
                                                     --------------------------
                                                     $ 471,517        $  38,236
                                                     ==========================

Depreciation expense was approximately $24,500 and $31,500 for the years ended December 31, 1995 and 1994, respectively.

8.  LEASE COMMITMENTS

The Company leases various office and research facilities and certain equipment under noncancelable operating and capitalized leases. The leases expire at various times beginning October 1996 through August 2000, at which time the Company will have the option to renew leases from one to three years.

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (continued)

8.  LEASE COMMITMENTS (CONTINUED)

The Company's future minimum lease payments under capital and operating leases are as follows as of December 31, 1995:

                                                          CAPITAL      OPERATING
                                                          LEASES         LEASES
                                                          ----------------------
1996                                                      $19,917       $ 75,000
1997                                                       19,917         55,000
1998                                                       19,902         55,000
1999                                                            -         55,000
2000                                                            -         37,000
                                                          ----------------------
Total minimum lease payments                               59,736       $277,000
                                                                        ========
Less interest                                              13,062
                                                          -------
Present value of minimum lease payments                    46,674

Less capital lease obligations due within one year         13,050
                                                          -------
Capital lease obligations - long-term portion             $33,624
                                                          =======

9.  DEBT

Upon receiving private equity financing, the Company during 1994 and 1993 received matching loans totaling $791,000 from the State of Rhode Island's Small Business Loan Fund Corporation (SBLFC). The loans bear interest at 5.4% and are secured by virtually all assets of the Company. Future principal payments on long-term debt due in each of the next five years are as follows:

              1996                                     $197,246
              1997                                      208,166
              1998                                      105,590
              1999                                        5,765


The Company paid approximately $33,514 and $80,000 in interest expense during the years ended December 31, 1995 and 1994, respectively.

The carrying amount of debt, using the discounted cash flow method, approximates its fair value.

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (continued)

10.  CONTRACT RESEARCH

RESEARCH FUNDING AGREEMENT

On December 14, 1990, the Company entered into an agreement with the Rhode Island Partnership for Science and Technology (RIPSAT) to fund research, development, testing and validation of an in vitro assay to predict the outcome of x-ray mediated chemotherapy enhancement anticancer therapy (the project) or radiation mediated chemotherapy enhancement (RMCE; the product).

The project consists of two phases as follows:

     Applied research--RIPSAT will fund operating and capital costs incurred in the performance of the Applied Research Phase up to a maximum of $320,338. RIPSAT will not fund more than 60% of the total project cost. Such research is paid for by the Company and reimbursed by RIPSAT. Through December 31, 1993, approximately $531,500 of total operating costs have been expended on this project. These operating costs included $362,255 in reimbursable costs expended by Brown University of which $320,338 of these reimbursable costs (the total grant) were reimbursed by RIPSAT. RIPSAT has been informed and has acknowledged that the Applied Research Phase will not be completed for an indeterminate period of time.

     Commercialization--During the Commercialization Phase, the Company will pay amounts to RIPSAT equal to the funds received during the Applied Research Phase. Payment will begin at the end of the first calendar quarter in which sales of the product are recorded. Payments will be calculated as follows
     (i) 3% of quarterly net sales of the FCA, but not exceeding an aggregate of $107,000, and (ii) 5% of quarterly net sales of the RMCE. The 3% and 5%, under certain circumstances, may be increased to 6% and 10%, respectively. At December 31, 1995, the Commercialization Phase has not commenced.

RESEARCH AND LICENSE AGREEMENT

In May 1991, the Company entered into a Research Agreement with Brown University (Brown). Under the agreement, the Company will fund Brown for all direct and indirect costs incurred in the performance of the research which shall not exceed $375,604 without written authorization from the Company. The total reimbursable costs expended by Brown University under this agreement through December 31, 1993, were $362,255, of which $320,338 was reimbursed to the Company by RIPSAT. Of the $362,255, the Company has paid $256,684 to Brown leaving a balance of $105,571.

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (continued)

10.  CONTRACT RESEARCH (CONTINUED)

Under the provisions of the agreement, the Company has an option to license intellectual property developed in the performance of the agreement. The Company will pay royalties to Brown at a rate of 2% of sales which shall commence two years from issuance of a patent and extend for the life of the license.

CLINICAL TRIAL AGREEMENT

On August 14, 1995, the Company entered into an Agreement with a research institution to conduct a clinical trial. The cost of this clinical trial is not to exceed $568,000. No costs have been incurred under this Agreement to date.

11.  STOCKHOLDERS' EQUITY TRANSACTIONS

During the second and third quarter of 1994, the Company issued 50,000 shares of unregistered common stock valued at $175,000 to the Company's chairman for past services and for entering into an employment agreement which provided for a cash bonus of approximately $128,000 which was paid in 1995.

On August 9, 1994, the Company completed a private offering of its securities to 15 investors for an aggregate of $620,000. The securities sold by the Company comprised (i) $400,000 principal amount of 7% Promissory Notes which, under terms of the agreement, were repaid in conjunction with the public offering described below in December 1994; (ii) 57,143 shares of common stock for an aggregate of $200,000; and (iii) 114,286 common stock purchase warrants for an aggregate of $20,000.

In June 1995, the Company granted 100,000 restricted shares to the Company's chairman that will vest periodically at a rate of 5,000 shares per year subject to certain conditions and certain accelerated provisions The grant has been accounted for as an increase in common stock and capital in excess of par value at the fair value of the shares at the date of the grant (and modified periodically to reflect current valuations) offset by an equal charge to equity recorded as an Unvested Common Stock Grant. At December 31, 1995, conditions for acceleration were achieved, subject to one year continued employment. The Unvested Common Stock Grant is amortized over the vesting period and is included in depreciation and amortization expense, which, at December 31, 1995, represented approximately eighteen months ending December 31, 1996. In addition, the Company has agreed to reimburse the officer for income taxes associated with the grant. Such reimbursements are accrued in accordance with the vesting schedule.

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (continued)

12.  INCOME TAXES

At December 31, 1995, the Company has net operating loss carryforwards of approximately $14,300,000 for income tax purposes that expire at various times from 2001 to 2010. Approximately $3,100,000 of these losses relate to a subsidiary of the Company that are limited in usage. In addition, utilization of approximately $9,900,000 of the net operating loss carryforwards may be subject to limitations pursuant to Section 382. No income tax benefit (expense) has been recorded during the years ended December 31, 1995 and 1994.

The principal components of the Company's deferred tax assets were as follows:

                                                     1995              1994
                                                 -----------        -----------
Deferred tax assets:
   Net operating loss carryforwards              $ 5,732,000        $ 5,295,000
   Federal general business tax credits              150,000            117,000
   Other                                              25,000             26,000
                                                 ------------------------------
                                                   5,907,000          5,438,000
   Valuation allowance                            (5,907,000)        (5,438,000)
                                                 ------------------------------
   Net deferred tax assets                       $         -        $         -
                                                 ==============================

13.  ACQUISITION COSTS

On December 14, 1995, the Company signed a letter of intent to acquire a majority interest in American Cytogenetics, Inc. (ACI). Under the agreement, the Company will purchase ACI stock from three entities, at an aggregate price of $784,200, a portion of which amount will be paid for in Company common stock and warrants. Further, the Company will purchase common stock from ACI for $300,000. The final agreement is contingent upon approval of the respective Boards of Directors of the companies, due diligence, and the execution of a definitive agreement.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NU-TECH BIO-MED, INC.

                                       By /s/ J. Marvin Feigenbaum
                                          ---------------------------
                                         J. Marvin Feigenbaum
                                          Chairman of the Board of Directors,
                                          President, Chief Executive and
                                          Chief Financial Officer, and
                                          Principal Accounting Officer

Dated:  March 26, 1996

         In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ J. Marvin Feigenbaum                  March 26, 1996
-------------------------------
J. Marvin Feigenbaum
 Chairman of the Board,
 President, Chief Executive
 and Financial Officer, and
 Principal Accounting Officer

 /s/ Chriss W. Street                      March 26, 1996
-------------------------------
Chriss W. Street
Director

 /s/ Edmond E. Charrette                   March 26, 1996
-------------------------------
Edmond E. Charrette, M.D.
Director


 /s/ Leonard Green                         March 26, 1996
-------------------------------
Leonard Green
Director

 /s/ David A. Sterling                     March 26, 1996
-------------------------------
David A. Sterling
Secretary, Director

 /s/ Robert B. Fagenson                    March 26, 1996
-------------------------------
Robert B. Fagenson
Director

                                  EXHIBIT INDEX

         The exhibits designated with an asterisk (*) have previously been filed with the Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

         Exhibit
           No.                             Description
         -------                           -----------
         3.1* Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 16, 1994 [Exhibit 3.1.5 to Amendment No. 1 to Registration Statement on Form SB-2, File No. 33-84622]

         3.2* Amended and Restated By-Laws effective November 16, 1994 [Exhibit 3.2.2 to Registration Statement on Form SB-2, File No. 33-84622]

         4.1* Form of Common Stock Certificate [Exhibit 4.1 to Registration Statement on Form SB-2, File No. 33-

                           84622]

         4.2* Form of Warrant and Warrant Agreement relating to Warrants to purchase an aggregate of 114,286 shares of Common Stock issued to certain individuals on August 9, 1994 in connection with a Bridge Financing [Exhibit 4.2 to Registration Statement on Form SB-2, File No. 33-84622]

         4.3* Form of and Warrant Agreement issued to Starr Securities, Inc. and Stein, Shore Securities, Inc. [Exhibit 4.4 to Registration Statement on Form SB-2, File No. 33-84622]

         4.4*              Form of Registration Rights Agreement dated
                           August 9, 1994 between the Registrant and certain individuals in connection with completed Bridge Financing [Exhibit 4.5 to Registration Statement on Form SB-2, File No. 33-84622]

         10.1*             Amended and Restated Employment Agreement with J.
                           Marvin Feigenbaum [Exhibit 10.2 to Registration Statement on Form SB-2, File No. 33-84622]

         10.2* Employment Agreement with Dr. Kenneth E. Blackman as of July 1, 1994 [Exhibit 10.3 to Registration Statement on Form SB-2, File No. 33-84622]

         10.3*             Patent No. 4,559,299 dated December 17, 1985
                           [Exhibit 10.4 to Registration Statement on Form SB-2, File No. 33-84622]

         10.4*             Patent No. 4,734,372 dated March 29, 1988 [Exhibit
                           10.5 to Registration Statement on Form SB-2, File No. 33-84622]

         10.5*             Patent No. 4,937,298 dated June 26, 1990 [Exhibit
                           10.6 to Registration Statement on Form SB-2, File No. 33-84622]

         10.6* Assignment of Patent No. 4,559,299, recorded on March 29, 1993, by Brown University Research Foundation, in favor of Analytical Biosystems Corporation [Exhibit 10.7 to Registration Statement on Form SB-2, File No. 33-84622]

         10.7* Assignment of Patent No. 4,734,372, recorded on March 29, 1993, by Brown University Research Foundation, Inc., in favor of Analytical Biosystems Corporation [Exhibit 10.8 to Registration Statement on Form SB-2, File No. 33-84622]

         10.8* Assignment of Patent No. 4,937,187, recorded on March 29, 1993, by Brown University Research Foundation, Inc. in favor of Analytical Biosystems Corporation [Exhibit 10.9 to Registration Statement on Form SB-2, File No. 33-84622]

         10.9*             Consulting Agreement with Starr Securities, Inc.
                           [Exhibit 10.10 to Amendment No. 1 to Registration Statement on Form SB-2, File No. 33-84622]

         10.10* Funding Agreement dated December 14, 1990 between Rhode Island Partnership for Science and Technology and Analytical Biosystems Corporation [Exhibit
                           10.11 to Registration Statement on From SB-2, File No. 33-84622]

         10.11* Loan Agreement dated February 11, 1993 between State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") and Analytical Biosystems Corporation in the amount of $150,000 [Exhibit 10.(iii) to Report on Form 10-KSB for the fiscal year ended December 31, 1992]

         10.12* Loan Agreement dated February 25, 1993 between SBLFC and Analytical Biosystems Corporation in the amount of $100,000 [Exhibit 10(iii) to Report on Form 10-KSB for the fiscal year ended December 31, 1992]

         10.13* Loan Agreement dated April 19, 1993 between SBLFC and Analytical Biosystems Corporation in the amount of $250,000 [Exhibit 10(i)(a) to Report on Form 8-K dated April 30, 1993]

         10.14* Loan Agreement dated October 22, 1993 between SBLFC and Analytical Biosystems Corporation in the amount of $166,666 [Exhibit 10(iii)(d) to Report on Form 10-KSB for the fiscal year ended December 31, 1993]

         10.15* Loan Agreement dated February 17, 1994 between SBLFC and Analytical Biosystems Corporation in the amount of $125,000 [Exhibit 10(iii)(e) to Report on Form 10-KSB for the fiscal year ended December 31, 1993]

         10.16* Security Agreement dated October 22, 1993 between SBLFC and Analytical Biosystems Corporation [Exhibit 10.17 to Registration Statement on From SB-2, File No. 33-84622]

         10.17* Patent Security Agreement dated April 19, 1993 between SBLFC and Analytical Biosystems Corporation [Exhibit 10.18 to Registration Statement on From SB-2, File No. 33-84622]

         10.18* Patent Security Agreement dated October 22, 1993 between SBLFC and Analytical Biosystems Corporation [Exhibit 10.19 to Registration Statement on From SB-2, File No. 33-84622]

         10.19* Form of Indemnification Agreements between Registrant and Registrant's Directors and Officers [Exhibit 10.20 to Registration Statement on From SB-2, File No. 33-84622]

         10.20* Lease Agreement as of November 1, 1994 for facility located at 55 Access Road, Warwick, Rhode Island 02886 [Exhibit 10.21 to Amendment No. 1 to Registration Statement on From SB-2, File No. 33-84622]

         10.21* Consulting Agreement and Warrant with Dr. Ellioth Fishkin [Exhibit 10.22 to Amendment No. 1 to Registration Statement on From SB-2, File No. 33-84622]

         10.22* Redacted copy of Clinical Trials Agreement dated August 14, 1995 between Analytical Biosystems Corporation and research institution and certain individuals [Exhibit 10.1 to Report on Form 8-K dated August 11, 1995]

         10.23* Agreement dated April 10, 1995 between Analytical Biosystems Corporation and Loats Associates [Exhibit 10.1 to Report on Form 8-K dated April 20, 1995]

         21                Subsidiaries of Registrant

         27                Financial Data Schedule

         99.1* 1992 Stock Option Plan [Exhibit 28 to Report on Form 10-Q for the quarter ended March 31, 1992]

         99.2* 1994 Incentive Stock Option [Exhibit 99.2 to Registration Statement on From SB-2, File No. 33-84622]

         99.3*             Non Employee Director Stock Option Plan [Exhibit
                           99.3 to Registration Statement on From SB-2, File No. 33-84622]