Form 10QSB
period 1996-03-31
NU TECH BIO MED INC
filed 1996-05-10
CIK 716778

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

                                       OR

/ /      TRANSITION REPORT PURSUANT OT SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------

                           Commission File No. 0-11772
                                               -------

                              NU-TECH BIO-MED, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     25-1411971
             --------                                     ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation of organization)

55 Access Road, Warwick, Rhode Island                        02886
- -------------------------------------                        -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (401) 732-6520


- ------------------------------------------------------------------------------
(Former name or former address, if changed since last report.)

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

         As of May 9, 1996, there were issued and outstanding 1,992,155 shares of common stock of the registrant.

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                            Consolidated Balance Sheets
                                   (Unaudited)

                                                                                MARCH 31            DECEMBER 31
                                                                                  1996                 1995
                                                                              ---------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                $  2,081,902         $  2,538,002
     Accounts receivable - (net of allowance for uncollectible claims of approximately $19,800 and $16,700 at March 31,
          1996 and at December 31, 1995, respectively)                              44,377               67,480
     Prepaid expenses                                                               96,307               82,737
     Other current assets                                                           44,179               78,581
                                                                              ---------------------------------
Total current assets                                                             2,266,765            2,766,800

Equipment and leasehold improvements (net of accumulated                           458,241              471,517
     depreciation of approximately $235,700 and $215,000 at
     March 31, 1996 and December 31, 1995, respectively)
Acquisition Costs                                                                  236,658              129,846
Patents (net of accumulated amortization of approximately
     $77,000 and $73,700 at March 31, 1996 and
     December 31, 1995, respectively)                                              142,425              141,596
Goodwill (net of accumulated amortization of approximately
     $460,000 and $441,200 at March 31, 1996 and
     December 31, 1995, respectively)                                              290,066              308,816
                                                                              ---------------------------------

Total Assets                                                                  $  3,394,155         $  3,818,575
                                                                              =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                         $    206,472         $    109,815
     Accrued expenses                                                              526,168              445,950
     Contract payable                                                               80,572              105,571
     Current portion of long term debt                                             199,922              197,246
     Current portion of capitalized lease obligations                               14,626               13,050
                                                                              ---------------------------------
Total current liabilities                                                        1,027,760              871,632

     Debt                                                                          268,524              319,521
     Capitalized lease obligations                                                  30,007               33,624
     Deferred income                                                                 5,540                5,540
                                                                              ---------------------------------
Total liabilities                                                                1,331,831            1,230,317

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares
          authorized; none outstanding
     Common stock, $.01 par value; 12,000,000 shares
          authorized; 1,742,148 shares issued and
          outstanding                                                               17,422               17,422
     Capital in excess of par value                                             17,550,700           17,544,715
     Deferred consulting expense                                                  (137,501)            (151,250)
     Unvested common stock grant                                                  (743,593)            (946,107)
     Deficit accumulated during the development stage                          (14,624,704)         (13,876,522)
                                                                              ---------------------------------
Total stockholders' equity                                                       2,062,324            2,588,258
                                                                              ---------------------------------

Total liabilities and stockholders' equity                                    $  3,394,155         $  3,818,575
                                                                              =================================

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                     CUMULATIVE
                                                                                     AMOUNT FROM
                                                                                     FEBRUARY 1
                                                                                        1982
                                                   FOR THE THREE MONTHS ENDED      (INCEPTION) TO
                                                    MARCH 31          March 31         MARCH 31,
                                                     1996               1995            1996
                                                 -----------------------------      ------------
Revenues:
    Assay sales                                  $   23,730         $   53,772      $  1,195,837
    Contract revenues                                     -              2,100           730,511
    Investment and interest income                   30,047             28,033         2,444,233
    Fee income                                            -                  -           100,000
    Other                                                 -                  -           473,517
                                                 -----------------------------      ------------
Total revenues                                       53,777             83,905         4,944,098
Expenses:
    General and administrative                      452,886            295,984        10,533,183
    Lab expense                                      35,143             57,561         1,158,400
    Research and development                         20,768             15,121         4,670,007
    Loss on sale of investments                           -                  -           577,423
    Interest                                          8,038              9,277           210,373
    Rent                                             20,155              6,090           466,360
    Depreciation and amortization                   264,969             25,562         1,780,760
    Loss (gain) on disposal of equipment,
       furniture and fixtures                             -                  -            34,100
                                                 -----------------------------      ------------
Total expenses                                      801,959            409,595        19,430,606
                                                 -----------------------------      ------------
Loss from continuing operations                    (748,182)          (325,690)      (14,486,508)
Discontinued operations:
    Loss on disposition                                   -                  -          (112,010)
    Loss from discontinued operations                     -                  -          (172,530)
                                                 -----------------------------      ------------
    Loss from discontinued operations                     -                  -          (284,540)
                                                 -----------------------------      ------------
Loss before extraordinary item                     (748,182)          (325,690)      (14,771,048)
Extraordinary item:
    Gain on forgiveness of debt                           -                  -           146,344
                                                 -----------------------------      ------------
Net loss                                         $ (748,182)        $ (325,690)     $(14,624,704)
                                                 =============================      ============

Net loss per common share                        $    (0.43)        $    (0.23)
                                                 =============================

Weighted average common
    shares outstanding                            1,728,069          1,429,128
                                                 =============================

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                              CUMULATIVE
                                                                                              AMOUNT FROM
                                                          FOR THE THREE MONTHS ENDED        FEBRUARY 1, 1982
                                                           MARCH 31          MARCH 31        (INCEPTION) TO
                                                             1996              1995          MARCH 31, 1996
                                                          ---------------------------       ----------------
OPERATING ACTIVITIES
Net loss                                                  $(748,182)        $(325,690)        $(14,624,704)
Adjustments to reconcile net loss to net
    cash used in operating activities:
        Depreciation and amortization                       264,969            25,562            2,071,915
        Loss (gain) on disposal of equipment                      -                 -               34,100
        Loss on investments                                       -                 -              349,224
        Loss on sale of subsidiary                                -                 -              112,010
        Losses of affiliated company                              -                 -              365,614
        Changes in assets and liabilities:
           Accounts receivable, prepaids and
              other current assets                           43,935           (47,283)            (165,252)
           Investment in and advances to affiliate                -                 -             (431,802)
           Accounts payable and accrued expenses             20,900          (204,782)              93,997
           Accrued compensation                             155,974                 -              366,247
           Other liabilities                                      -                 -              (76,840)
           Deferred income                                        -            (2,100)               5,540
                                                          ---------------------------         ------------
Net cash used in operating activities                      (262,404)         (554,292)         (11,899,951)

INVESTING ACTIVITIES
Proceeds from sale of equipment                                   -                 -               10,407
Capital expenditures                                        (11,523)          (41,780)            (773,588)
Organization Costs                                                -                 -              (19,778)
Purchase of long-term investments and
    other assets                                                  -                 -              (95,974)
Proceeds from loan receivable from officer                        -                 -              (20,000)
Cash acquired in purchase of company, net                         -                 -             (820,390)
Sale of company, net of cash sold                                 -                 -              413,000
                                                          ---------------------------         ------------
Net cash used in investing activities                       (11,523)          (41,780)          (1,306,323)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable                           -                 -            1,116,000
Repayment of contract payable                               (24,999)                -              (24,999)
Repayment of notes payable                                  (48,321)          (22,770)            (431,210)
Repayment of capitalized lease obligations                   (2,041)                -               (2,041)
Proceeds from 7% promissory notes                                 -                 -              400,000
Repayment of 7% promissory notes                                  -                 -             (400,000)
Advances from officer                                             -                 -              100,000
Repayment of advances from officer                                -                 -             (100,000)
Proceeds from sale of common stock                                -                 -           15,115,537
Repayment of note payable to stockholder                          -                 -             (266,601)
Capitalization of interest on note                                                                       -
    payable to stockholder                                        -                 -               18,148
Acquisition Costs                                          (106,812)                -             (236,658)
                                                          ---------------------------         ------------
Net cash provided by (used in)
    financing activities                                   (182,173)          (22,770)          15,288,176
                                                          ---------------------------         ------------

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                CUMULATIVE
                                                                                               AMOUNT FROM
                                                           FOR THE THREE MONTHS ENDED        FEBRUARY 1, 1982
                                                          MARCH 31             MARCH 31       (INCEPTION) TO
                                                            1996                 1995         MARCH 31, 1996
                                                        -------------------------------      ----------------
Net increase (decrease) in cash and
    cash equivalents                                    $  (456,100)        $  (618,842)        $2,081,902
Cash and cash equivalents at beginning of period          2,538,002           3,803,189                  -
                                                        -------------------------------         ----------
Cash and cash equivalents at end of period              $ 2,081,902         $ 3,184,347         $2,081,902
                                                        ===============================         ==========
Noncash transactions:
    During 1989, the Company extinguished a
        liability via the issuance of common
        stock at a value of $20,000                     $         -         $         -         $   20,000
    During 1990, the Company acquired the
        remaining 50% interest in Analytical
        Biosystems Corporation with the
        issuance of 34,286 shares of common
        stock                                                     -                   -            750,000
    During 1991, the Company capitalized
        $49,869 of accrued interest from 1990
        into the note payable to stockholder                      -                   -             49,869
    During 1991, the Company extinguished
        liabilities via the issuance of common
        stock at a value of $30,400                               -                   -             30,400

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 1996
                                   (Unaudited)

A.       Basis of Presentation

         In the opinion of management of Nu-Tech Bio-Med, Inc. (the "Company" or "Nu-Tech") the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1996.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

B.       Adoption of New Accounting Pronouncements

         The Company has adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on the long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption of SFAS 121 has no impact on the financial position or results of operations of the Company as no indicators of impairment currently exist.

         The Company has adopted the disclosure provisions of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting and Disclosure of Stock-Based Compensation. The Company will continue to account for its stock-based compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees.

C.       Subsequent Event

         The Company, during April 1996, completed a private sale of 250,000 shares of its Common Stock at $11.50 per share for an aggregate of $2,875,000, with expenses of approximately $245,000, for net proceeds of approximately $2,630,000. Additionally, the placement agent received Warrants to purchase 75,000 shares of the Company's Common Stock at an exercise price of $14.50 per share.

         The following table sets forth information of the Company as of March 31, 1996, on an actual and pro forma basis taking into consideration the April 1996 private placement offering.

                                                  March 31, 1996
                                                  --------------
                                             Actual          Pro Forma
                                             ------          ---------

         Cash and Cash Equivalents         $2,081,902        $4,711,902

         Working Capital                   $1,239,005        $3,869,005

         Total Assets                      $3,394,155        $6,024,155

         Total Stockholders' Equity        $2,062,324        $4,692,324

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Three months ended March 31, 1996, compared with three months ended March 31, 1995

         The Company is classified as a development stage company for financial accounting purposes by reason of the fact that it has not generated significant revenues from operations to date. Total revenues for the three months ended March 31, 1996, were $53,777 compared to $83,905 for the three months ended March 31, 1995. The decrease in total revenues is due to a reduced number of assays received for processing.

         Assay sales, net of billing adjustments, from the processing of ABC's assay, the Fluorescent Cytoprint Assay, were $23,730 and $53,772 for the three months ended March 31, 1996 and 1995, respectively.

         The Company reported no contract revenues for the three months ended March 31, 1996, as compared to $2,100 for the three months ended March 31, 1995. Contract revenues represent revenues from various pharmaceutical and drug development organizations to test new chemotherapy compounds using the FCA. Payments received are recorded as deferred income and are recongized as other revenue according to the percent or work completed.

         General and administrative expenses for the three months ended March 31, 1996, increased to $452,886 compared to $295,984 for the three months ended March 31, 1995. The increase is primarily due to accrued tax compensation related to the grant of 100,000 restricted shares granted to an executive officer on June 8, 1995. Additionally, a reduction in sales and marketing costs has occured, but was partially offset by a one time non-recurring charge of approximately $50,000 associated with the severance package of a former officer of the Company.

         Laboratory expenses for the three months ended March 31, 1996 and 1995 were $35,143 and $57,561, respectively. The decrease is primarily due to reduced requirements of laboratory supplies as well as a decrease in costs associated with laboratory personnel.

         Research and development expenses for the three months ended March 31, 1996 and 1995, were $20,768 and $15,121, respectively. The increase is primarily due to costs associated with the clinical trial as well as costs incurred to expand testing services.

         Depreciation and amortization expenses for the three months ended March 31, 1996, were $264,969 as compared to $25,562 for the three months ended March 31, 1995. This increase was primarily due to the incurrance of an additional $208,500 of amortization directly related to the grant of 100,000 restricted shares granted to an executive officer on June 8, 1995.

         Interest expense for the three months ended March 31, 1996 and 1995, were $8,038 and $9,277, respectively. This decrease was due to the reduction of principal outstanding for loans from the State of Rhode Island's Small Business Loan Fund Corporation.

         Rent expense for the three months ended March 31, 1996, was $20,155 as compared to $6,090 for the three months ended March 31, 1995. This increase was primarily due to the commencement of rent for administrative offices located in New York.

         For the three months ended March 31, 1996, the Company incurred a net loss of $748,182 ($0.43 per share) compared to a net loss of $325,690 ($0.23 per share) for the three months ended March 31, 1995. The increase of $422,492 is primarily due to increases in depreciation and amortization expense of $208,500 as well as general and administrative expenses of approximately $158,000. The increase in the net loss per common share was primarily due to an increase in depreciation and amortization expense as well as general and administrative expenses. Weighted average shares were 1,728,069 and 1,429,128 for the three months ended March 31, 1996 and 1995, respectively. This increase is primarily due to the issuance of shares associated with the Company's April and July 1995 private sales of securities.

         Balance Sheet

         Total assets amounted to $3,394,155 at March 31, 1996, versus $3,818,575 at December 31, 1995. The period to period decrease of $424,420 was principally due to a reduction in cash and cash equivalents of $456,100, but was partially offset by an increase in costs relating to pending acquisitions.

         Total current liabilities, inclusive of the current portion of long term debt, amounted to $1,027,760 at March 31, 1996, versus $871,632 at December 31, 1995. The period to period increase of $156,128 was primarily due to an increase in accrued tax compensation.

         Liquidity and Capital Resources

         At March 31, 1996, the Company's working capital was $1,239,005 compared to $1,895,168 at December 31, 1995. The decrease in working capital of $656,163 was primarily due to the utilization of net cash of $456,100 during the period to support operating activities and the payment and reduction of current liabilities.

         Weighted average shares were 1,728,069 and 1,429,128 for the three months ended March 31, 1996 and 1995, respectively. This increase is primarily due to the issuance of shares associated with the Company's April and July 1995 private sales of securities.

         Subsequent to the quarter ended March 31, 1996, the Company completed the sale of 250,000 shares of its Common Stock for an aggregate of $2,875,000. The net proceeds of $2,630,000 realized by the Company from this transaction have been added to the Company's working capital.

         The primary source of the Company's liquidity is its cash on hand provided by the proceeds received from its December 20, 1994, public offering and its April 1995, July 1995 and April 1996 private sales of its securities.

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

         The Company believes that its current cash position is adequate and sufficient for the Company's anticipated needs for the forseeable future. The Company may require additional funds to accomplish strategic acquisitions. No assurance may be given that such additional capital, if required, will be available to the Company in the future and, if not available, may have an adverse effect on the ability to accomplish any aquisitions.

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

                      (This space intentionally left blank)

                           PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                  Exhibit No.                      Description
                  -----------                      -----------
                       27                          Financial Data Schedule

                  (b)      Reports on Form 8-K/A

                  During the quarter ended March 31, 1996, the following report on Form 8-K/A was filed by the Registrant:

Date of the Report     Item Reported              Description of Item
- ------------------     -------------              -------------------
January 11, 1996       Item 5. Other Events       Listing of Common Stock on the
                                                  Boston Stock Exchange

                                                  Clinical Trials Agreement

                                   SIGNATURES

         In accordance with requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         NU-TECH BIO-MED, INC.
                                              (Registrant)

Dated:      May 9, 1996                  by:     /s/ J. Marvin Feigenbaum
                                                 ------------------------
                                                 J. Marvin Feigenbaum
                                                 President, Chief Executive
                                                 and Chief Financial Officer

               EXHIBIT INDEX


Exhibit No.                    Description
- -----------                    -----------

    27                 Financial Data Schedule.