Form 10QSB
period 1996-06-30
NU TECH BIO MED INC
filed 1996-08-13
CIK 716778

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                  FORM 10-QSB

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

/__/     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                          Commission File No. 0-11772

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

                 Yes X                     No
                     -                       --

         As of August 9 1996, there were issued and outstanding 1,992,155 shares of common stock of the registrant.

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                          Consolidated Balance Sheets
                                  (Unaudited)




                                                                          June 30        December 31
                                                                            1996             1995
                                                                        ------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                             $  4,062,082    $   2,538,002
  Accounts receivable - (net of allowance for uncollectible
     claims of approximately $1,000 and $16,700 at
     June 30, 1996, and at December 31, 1995, respectively)                   28,368           67,480
  Prepaid expenses                                                            95,034           82,737
  Other current assets                                                        30,517           78,581
                                                                        ------------------------------
Total current assets                                                       4,216,001        2,766,800

Equipment and leasehold improvements (net of accumulated                     431,818          471,517
  depreciation of approximately $262,100 and $215,000 at
  June 30, 1996, and December 31, 1995, respectively)
Acquisition Costs                                                            322,110          129,846
Patents (net of accumulated amortization of approximately
  $79,400 and $73,700 at June 30, 1996, and
  December 31, 1995, respectively)                                           143,321          141,596
Goodwill (net of accumulated amortization of approximately
  $478,700 and $441,200 at June 30, 1996, and
  December 31, 1995, respectively)                                           271,316          308,816
Other Assets                                                                  44,766                -
                                                                        ------------------------------

Total Assets                                                            $  5,429,332    $   3,818,575
                                                                        ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                      $    171,543    $     109,815
  Accrued expenses                                                           568,686          445,950
  Contract payable                                                            65,571          105,571
  Current portion of long term debt                                          202,633          197,246
  Current portion of capitalized lease obligations                            14,185           13,050
                                                                        ------------------------------
Total current liabilities                                                  1,022,618          871,632

  Debt                                                                       216,838          319,521
  Capitalized lease obligations                                               26,236           33,624
  Deferred income                                                              5,540            5,540
                                                                        ------------------------------
Total liabilities                                                          1,271,232        1,230,317

Stockholders' equity:
  Preferred stock, $.01 par value; 1,000,000 shares
     authorized; none outstanding
  Common stock, $.01 par value; 12,000,000 shares
     authorized; 1,992,155 and 1,742,148 shares issued and
     outstanding at June 30, 1996, and December 31, 1995                      19,921           17,422
  Capital in excess of par value                                          20,194,991       17,544,715
  Deferred consulting expense                                               (123,750)        (151,250)
  Unvested common stock grant                                               (491,658)        (946,107)
  Deficit accumulated during the development stage                       (15,441,404)     (13,876,522)
                                                                        ------------------------------
Total stockholders' equity                                                 4,158,100        2,588,258
                                                                        ------------------------------

Total liabilities and stockholders' equity                              $  5,429,332    $   3,818,575
                                                                        ==============================

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                                                                    CUMULATIVE
                                                                                                                    AMOUNT FROM
                                                                                                                    FEBRUARY 1
                                                                                                                       1982
                                              For the three months ended           For the six months ended       (INCEPTION) TO
                                             June 30              June 30          June 30          June 30          JUNE 30
                                              1996                 1995              1996             1995             1996
                                        -----------------------------------   --------------------------------  ------------------
Revenues:
 Assay sales                            $      24,322          $    37,563     $      48,052     $     91,334    $   1,220,159
 Contract revenues                                  -                    -                 -            2,100          730,511
 Investment and interest income                49,526               47,039            79,573           75,072        2,493,759
 Fee income                                         -                    -                 -                -          100,000
 Other                                              -                    -                 -                -          473,517
                                        -----------------------------------   --------------------------------  ------------------
Total revenues                                 73,848               84,602           127,625          168,506        5,017,946
Expenses:
 General and administrative                   443,057              320,084           895,885          618,244       10,976,182
 Laboratory  expense                           44,276               49,715            79,419          108,651        1,202,676
 Research and development                      25,937               18,446            46,704           33,906        4,695,943
 Loss on sale of investments                        -                    -                 -                -          577,423
 Interest                                       7,441                8,723            15,480           18,000          217,815
 Rent                                          20,941                6,090            41,096           12,180          487,301
 Depreciation and amortization                348,897               33,272           613,923           58,834        2,129,714
 Loss (gain) on disposal of equipment,
   furniture and fixtures                           -                    -                 -                -           34,100
                                        -----------------------------------   --------------------------------  ------------------
Total expenses                                890,549              436,330         1,692,507          849,815       20,321,154
                                        -----------------------------------   --------------------------------  ------------------
Loss from continuing operations              (816,701)            (351,728)       (1,564,882)        (681,309)     (15,303,208)
Discontinued operations:
 Loss on disposition                                -                    -                 -                -         (112,010)
 Loss from discontinued operations                  -                    -                 -                -         (172,530)
                                        -----------------------------------   --------------------------------  ------------------
 Loss from discontinued operations                  -                    -                 -                -         (284,540)
                                        -----------------------------------   --------------------------------  ------------------
Loss before extraordinary item               (816,701)            (351,728)       (1,564,882)        (681,309)     (15,587,748)
Extraordinary item:
 Gain on forgiveness of debt                        -                    -                 -                -          146,344
                                        -----------------------------------   --------------------------------  ------------------
Net loss                                $    (816,701)         $  (351,728)    $  (1,564,882)    $   (681,309)   $ (15,441,404)
                                        ===================================   ================================  ==================

Net loss per common share               $       (0.45)         $     (0.23)    $       (0.80)    $      (0.46)
                                        ===================================   ================================
Weighted average common
 shares outstanding                         1,827,349            1,538,906         1,949,635        1,484,017


                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                                                 CUMULATIVE
                                                                                                 AMOUNT FROM
                                                              FOR THE SIX MONTHS ENDED         FEBRUARY 1, 1982
                                                              JUNE 30          JUNE 30         (INCEPTION) TO
                                                               1996             1995            JUNE 30, 1996
                                                        -----------------------------------   ----------------
OPERATING ACTIVITIES
Net loss                                                  $   (1,564,882)    $   (681,309)    $ (15,441,404)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                               $613,923           58,834         2,420,869
    Loss (gain) on disposal of equipment                               -            2,884            34,100
    Loss on investments                                                -                -           349,224
    Loss on sale of subsidiary                                         -                -           112,010
    Losses of affiliated company                                       -                -           365,614
    Changes in assets and liabilities:
      Accounts receivable, prepaids and
        other current assets                                      74,879          (59,768)         (134,308)
      Investment in and advances to affiliate                          -                -          (431,802)
      Accounts payable and accrued expenses                     ($31,910)        (287,494)           41,187
      Accrued compensation                                       216,374         (106,991)          426,647
      Other liabilities                                                -                -           (76,840)
      Deferred income                                                  -           (2,100)            5,540
                                                        -----------------------------------   ---------------
Net cash used in operating activities                           (691,616)      (1,075,944)      (12,329,163)

INVESTING ACTIVITIES
Proceeds from sale of equipment                                        -                -            10,407
Capital expenditures                                             (14,890)        (230,712)         (776,955)
Organization Costs                                                     -                -           (19,778)
Purchase of long-term investments and
  other assets                                                         -                -           (95,974)
Proceeds from loan receivable from officer                             -                -           (20,000)
Cash acquired in purchase of company, net                              -                -          (820,390)
Sale of company, net of cash sold                                      -                -           413,000
                                                        -----------------------------------   ---------------
Net cash used in investing activities                            (14,890)        (230,712)       (1,309,690)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable                                -                -         1,116,000
Repayment of contract payable                                    (40,000)               -           (40,000)
Repayment of notes payable                                       (97,296)         (97,441)         (480,185)
Repayment of capitalized lease obligations                        (6,253)               -            (6,253)
Proceeds from 7% promissory notes                                      -                -           400,000
Repayment of 7% promissory notes                                       -                -          (400,000)
Advances from officer                                                  -                -           100,000
Repayment of advances from officer                                     -                -          (100,000)
Proceeds from sale of common stock                             2,611,165          669,785        17,726,702
Repayment of note payable to stockholder                               -                -          (266,601)
Capitalization of interest on note                                                                        -
  payable to stockholder                                               -                -            18,148
Other assets                                                     (44,766)               -           (44,766)
Acquisition Costs                                               (192,264)               -          (322,110)
Net cash provided by                                    -----------------------------------   ---------------
  financing activities                                         2,230,586          572,344        17,700,935
                                                        -----------------------------------   ---------------

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                                  (Unaudited)




Net increase (decrease) in cash and
  cash equivalents                                             1,524,080         (734,312)        4,062,082
Cash and cash equivalents at beginning of period               2,538,002        3,803,189                 -
                                                        -----------------------------------   ---------------
Cash and cash equivalents at end of period                $    4,062,082     $  3,068,877     $   4,062,082
                                                        ===================================   ===============

Noncash transactions:
  During 1989, the Company extinguished a
    liability via the issuance of common
    stock at a value of $20,000                           $            -     $          -     $      20,000
  During 1990, the Company acquired the
    remaining 50% interest in Analytical
    Biosystems Corporation with the
    issuance of 34,286 shares of common
    stock                                                              -                -           750,000
  During 1991, the Company capitalized
    $49,869 of accrued interest from 1990
    into the note payable to stockholder                               -                -            49,869
  During 1991, the Company extinguished
    liabilities via the issuance of common                                                           30,400
    stock at a value of $30,400                                        -                -

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                For the Three and Six Months Ended June 30, 1996
                                  (Unaudited)


A.       Basis of Presentation

         In the opinion of management of Nu-Tech Bio-Med, Inc. (the "Company" or "Nu-Tech") the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1996, and the results of operations and cash flows for the three and six months ended June 30, 1996, and 1995.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

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

C.       Warrants

         During the quarter, the Company entered into agreements with a consultant whereby the consultant will assist the Company in identifying potential investors and negotiating and structuring a transaction to provide equity financing for a potential acquisition, and, following that acquisition, providing financial public relations for a period of two years. Under the agreements, subject to completion of the transaction, the consultant will be vested in warrants to acquire 250,000 shares of the Company's common stock at an exercise price of $11.50 per share and entitled to cash payments totaling $160,000 (such amounts include warrants to acquire 30,000 shares and cash payments totaling $40,000 that are not contingent upon completion of the offering).

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Three months ended June 30, 1996, compared with three months ended June 30,
                                     1995

         The Company is classified as a development stage company for financial accounting purposes by reason of the fact that it has not generated significant revenues from operations to date. Total revenues for the three months ended June 30, 1996, were $73,848 compared to $84,602 for the three months ended June 30, 1995. The decrease in total revenues is primarily due to a reduced number of assays received for processing.

         Assay sales, net of billing adjustments, from the processing of ABC's assay, the Fluorescent Cytoprint Assay, were $24,322 and $37,563 for the three months ended June 30, 1996, and 1995, respectively.

         General and administrative expenses for the three months ended June 30, 1996, increased to $443,057 compared to $320,084 for the three months ended June 30, 1995. The increase is primarily due to accrued compensation for income taxes related to the grant of 100,000 restricted shares granted to an executive officer on June 8, 1995, partially offset by a reduction in sales and marketing costs.

         Laboratory expenses for the three months ended June 30, 1996, and 1995 were $44,276 and $49,715, respectively. The decrease is primarily due to reduced requirements of laboratory supplies as well as a decrease in costs associated with laboratory personnel.

         Research and development expenses for the three months ended June 30, 1996, and 1995, were $25,937 and $18,446, respectively. The increase is primarily due to costs associated with the clinical trial as well as costs incurred to expand testing services.

         Depreciation and amortization expenses for the three months ended June 30, 1996, were $348,897 as compared to $33,272 for the three months ended June 30, 1995. This increase was primarily due to the additional incurrance of approximately $287,560 of amortization directly related to the grant of 100,000 restricted shares granted to an executive officer on June 8, 1995.

         Interest expense for the three months ended June 30, 1996, and 1995, were $7,441 and $8,723, respectively. This decrease was due to the reduction of principal outstanding for loans from the State of Rhode Island's Small Business Loan Fund Corporation.

         Rent expense for the three months ended June 30, 1996, was $20,941 as compared to $6,090 for the three months ended June 30, 1995. This increase was primarily due to the commencement of rent for administrative offices located in New York.

         For the three months ended June 30, 1996, the Company incurred a net loss of $816,701 ($0.45 per share) compared to a net loss of $351,728 ($0.23 per share) for the three months ended June 30, 1995. The increase of $464,973 is primarily due to increases in depreciation and amortization expense of approximately $316,000 as well as general and administrative expenses of approximately $123,000. The increase in the net loss per common share was primarily due to an increase in depreciation and amortization expense as well as general and administrative expenses. Weighted average shares were 1,827,349 and 1,538,906 for the three months ended June 30, 1996, and 1995, respectively. This increase is primarily due to the issuance of shares associated with the Company's July 1995 and April 1996 private sales of securities.

         Six months ended June 30, 1996, compared with six months ended June 30, 1995

         Total revenues for the six months ended June 30, 1996, were $127,625 compared to $168,506 for the six months ended June 30, 1995. The decrease in total revenues is due to a reduced number of assays received for processing.

         Assay sales, net of billing adjustments, from the processing of ABC's assay, the Fluorescent Cytoprint Assay, were $48,052 and $91,334 for the six months ended June 30, 1996, and 1995, respectively.

         The Company reported no contract revenues for the six months ended June 30, 1996, as compared to $2,100 for the six months ended June 30, 1995. Contract revenues represent revenues from various pharmaceutical and drug development organizations to test new chemotherapy compounds using the FCA. Payments received are recorded as deferred income and are recognized as other revenue according to the percent or work completed.

         General and administrative expenses for the six months ended June 30, 1996, increased to $895,885 compared to $618,244 for the six months ended June 30, 1995. The increase is primarily due to accrued compensation for income taxes related to the grant of 100,000 restricted shares granted to an executive officer on June 8, 1995. Additionally, a reduction in sales and marketing costs has occurred, partially offset by a one time non-recurring charge of approximately $50,000 associated with the severance package of a former officer of the Company.

         Laboratory expenses for the six months ended June 30, 1996, and 1995 were $79,419 and $108,651, respectively. The decrease is primarily due to reduced requirements of laboratory supplies as well as a decrease in costs associated with laboratory personnel.

         Research and development expenses for the six months ended June 30, 1996, and 1995, were $46,704 and $33,906, respectively. The increase is primarily due to costs associated with the clinical trial as well as costs incurred to expand testing services.

         Depreciation and amortization expenses for the six months ended June 30, 1996, were $613,923 as compared to $58,834 for the six months ended June 30, 1995. This increase was primarily due to the additional incurrance of approximately $496,100 of amortization directly related to the grant of 100,000 restricted shares granted to an executive officer on June 8, 1995.

         Interest expense for the six months ended June 30, 1996, and 1995, were $15,480 and $18,000 respectively. This decrease was due to the reduction of principal outstanding for loans from the State of Rhode Island's Small Business Loan Fund Corporation.

         Rent expense for the six months ended June 30, 1996, was $41,096 as compared to $12,180 for the six months ended June 30, 1995. This increase was primarily due to the commencement of rent for administrative offices located in New York.

         For the six months ended June 30, 1996, the Company incurred a net loss of $1,564,882 ($0.80 per share) compared to a net loss of $681,309 ($0.46 per share) for the six months ended June 30, 1995. The increase of $883,573 is primarily due to increases in depreciation and amortization expense of approximately $555,100 as well as general and administrative expenses of approximately $277,641. The increase in the net loss per common share was primarily due to an increase in depreciation and amortization expense as well as general and administrative expenses. Weighted average shares were 1,949,635 and 1,484,017 for the six months ended June 30, 1996, and 1995, respectively. This increase is primarily due to the issuance of shares associated with the Company's April and July 1995 and April 1996 private sales of securities.

         Balance Sheet

         Total assets amounted to $5,429,332 at June 30, 1996, versus $3,818,575 at December 31, 1995. The period to period increase of $1,610,757 was principally due to an increase in cash and cash equivalents of $1,524,080.

         Total current liabilities, inclusive of the current portion of long term debt, amounted to $1,022,618 at June 30, 1996, versus $871,632 at December 31, 1995. The period to period increase of $150,986 was primarily due to an increase in accrued compensation for income taxes.

         Liquidity and Capital Resources

         At June 30, 1996, the Company's working capital was $3,193,383 compared to $1,895,168 at December 31, 1995. The increase in working capital of $1,298,215 was primarily due to the receipt of cash from the Company's April 1996 private sale of securities, but was partially offset by the utilization of cash during the period to support operating activities and the payment and reduction of current liabilities and debt.

         Weighted average shares were 1,949,635 and 1,484,017 for the six months ended June 30, 1996, and 1995, respectively. This increase is primarily due to the issuance of shares associated with the Company's April and July 1995 and April 1996 private sales of securities.

         On April 12, 1996, the Company completed the sale of 250,000 shares of its Common Stock for an aggregate of $2,875,000. The Company realized net proceeds of $2,630,000.

         The primary source of the Company's liquidity is its cash and cash equivalents on hand provided by the proceeds received from its December 20, 1994, public offering and its April 1995, July 1995 and April 1996 private sales of its securities.

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

         Effects of Inflation and Increasing Costs of Health Care

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





                     (This space intentionally left blank)

                          PART II.  OTHER INFORMATION


Item 6.          Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                 Exhibit No.                   Description
                 -----------                   -----------
                     27                      Financial Data Schedule

                 (b)      Reports on Form 8-K

                 During the quarter ended June 30, 1996, the following reports on Form 8-K were filed by the Registrant:




Date of the Report                Item Reported                     Description of Item
- ------------------                -------------                     -------------------
April 12, 1996                    Item 5. Other Events              Private Sale of Securities

June 26, 1996                     Item 5. Other Events              Laboratory License Expansion


                                   SIGNATURES


         In accordance with requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    NU-TECH BIO-MED, INC.
                                        (Registrant)



Dated:      August 9, 1996          by:      /s/ J. Marvin Feigenbaum
                                             ------------------------
                                             J. Marvin Feigenbaum
                                             President, Chief Executive
                                             and Chief Financial Officer

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule