Form 10QSB
period 1996-09-30
NU TECH BIO MED INC
filed 1996-11-14
CIK 716778

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

                                        OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________________ to ____________________

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

Registrant's telephone number, including area code: (401) 732-6520 (Former name or former address, if changed since last report.)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes  X   No
                  ---    ---

     As of November 1, 1996, there were issued and outstanding 2,029,531 shares of common stock of the registrant.

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                            September 30        December 31
                                                                               1996                1995
                                                                            --------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                              $  3,616,195        $  2,538,002
     Accounts receivable - (net of allowance for  uncollectible claims of approximately $5,700 and $16,700 at
          September 30, 1996, and at December 31, 1995, respectively)             27,673              67,480
     Prepaid expenses                                                             88,705              82,737
     Other current assets                                                         29,093              78,581
                                                                            ------------        ------------
Total current assets                                                           3,761,666           2,766,800

Equipment and leasehold improvements (net of accumulated                         405,347             471,517
     depreciation of approximately $288,600 and $215,000 at
     September 30, 1996, and December 31, 1995, respectively)
Deferred Acquisition Costs                                                       170,878             129,846
Patents (net of accumulated amortization of approximately
     $82,300 and $73,700 at September 30, 1996, and
     December 31, 1995, respectively)                                            140,450             141,596
Goodwill (net of accumulated amortization of approximately
     $497,400 and $441,200 at September 30, 1996, and
     December 31, 1995, respectively)                                            252,566             308,816
                                                                            ------------        ------------
Total Assets                                                                $  4,730,907        $  3,818,575
                                                                            ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Accounts payable                                                       $    117,838        $    109,815
     Accrued expenses                                                            731,305             445,950
     Contract payable                                                             65,571             105,571
     Current portion of long term debt                                           205,380             197,246
     Current portion of capitalized lease obligations                             14,789              13,050
                                                                            ------------        ------------
Total current liabilities                                                      1,134,883             871,632

     Debt                                                                        164,452             319,521
     Capitalized lease obligations                                                22,304              33,624
     Deferred income                                                               5,540               5,540
                                                                            ------------        ------------
Total liabilities                                                              1,327,179           1,230,317

Stockholders' equity:
     Preferred stock, $.01 par value; 1,000,000 shares
          authorized; none outstanding
     Common stock, $.01 par value; 12,000,000 shares
          authorized; 1,992,155 and 1,742,148 shares issued and
          outstanding at September 30, 1996, and December 31, 1995                19,921              17,422
     Capital in excess of par value                                           20,171,241          17,544,715
     Deferred consulting expense                                                (110,000)           (151,250)
     Unvested common stock grant                                                (243,303)           (946,107)
     Deficit accumulated during the development stage                        (16,434,131)        (13,876,522)
                                                                            ------------        ------------
Total stockholders' equity                                                     3,403,728           2,588,258
                                                                            ------------        ------------

Total liabilities and stockholders' equity                                  $  4,730,907        $  3,818,575
                                                                            ============        ============

                                       Nu-Tech Bio-Med, Inc. and Subsidiary
                                         (A Development Stage Enterprise)

                                       Consolidated Statements of Operations
                                                    (Unaudited)

                                                                                                                         Cumulative
                                                                                                                        Amount from
                                                                                                                        February 1
                                                                                                                            1982
                                                   For the three months ended           For the nine months ended     (inception) to
                                                September 30     September 30       September 30        September 30    September 30
                                                    1996             1995               1996                1995            1996
                                             ---------------------------------------------------    --------------------------------

Revenues:
    Assay sales                              $     26,455      $     26,490     $     74,508        $    117,824       $  1,246,615
    Contract revenues                                --                --               --                 2,100            730,511
    Investment and interest income                 49,774            44,948          129,347             120,019          2,543,533
    Fee income                                       --                --               --                  --              100,000
    Other                                            --                --               --                  --              473,517
                                             ------------      ------------     ------------        ------------       ------------
Total revenues                                     76,229            71,438          203,855             239,943          5,094,176
Expenses:
    Sales, general and administrative             470,397           321,785        1,366,283             925,349         11,446,580
    Deferred acquisition costs charged off        218,914              --            218,914                --              218,914
    Laboratory  expenses                           46,946            42,092          126,365             150,743          1,249,622
    Research and development                       19,673            21,625           66,377              55,532          4,715,616
    Loss on sale of investments                      --                --               --                  --              577,423
    Interest                                        7,091             8,094           22,571              26,094            224,906
    Rent                                           19,488             6,396           60,584              18,576            506,789
    Depreciation and amortization                 286,448            35,364          900,370             108,878          2,416,161
    Loss (gain) on disposal of equipment,
       furniture and fixtures                        --                --               --                  --               34,100
                                             ------------      ------------     ------------        ------------       ------------

Total expenses                                  1,068,957           435,356        2,761,464           1,285,172         21,390,111
                                             ------------      ------------     ------------        ------------       ------------
Loss from continuing operations                  (992,728)         (363,918)      (2,557,609)         (1,045,229)       (16,295,935)
Discontinued operations:
    Loss on disposition                              --                --               --                  --             (112,010)
    Loss from discontinued operations                --                --               --                  --             (172,530)
                                             ------------      ------------     ------------        ------------       ------------

    Loss from discontinued operations                --                --               --                  --             (284,540)
                                             ------------      ------------     ------------        ------------       ------------
Loss before extraordinary item                   (992,728)         (363,918)      (2,557,609)         (1,045,229)       (16,580,475)
Extraordinary item:
    Gain on forgiveness of debt                      --                --               --                  --              146,344
                                             ------------      ------------     ------------        ------------       ------------
Net loss                                     $   (992,728)     $   (363,918)    $ (2,557,609)       $ (1,045,229)      $(16,434,131)
                                             ------------      ------------     ------------        ------------       ------------

Net loss per common share                    $      (0.50)     $      (0.21)    $      (1.37)       $      (0.66)
                                             ------------      ------------     ------------        ------------

Weighted average common
    shares outstanding                          1,982,174         1,748,043        1,868,247           1,578,234

                              Nu-Tech Bio-Med, Inc.
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                               CUMULATIVE
                                                                                               AMOUNT FROM
                                                            FOR THE NINE MONTHS ENDED         FEBRUARY 1, 1982
                                                         SEPTEMBER 30     SEPTEMBER 30          (INCEPTION) TO
                                                             1996             1995           SEPTEMBER 30, 1996
                                                         ------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                 $ (2,557,609)       $ (1,045,229)       $(16,434,131)
Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                         900,370             108,878           2,707,316
        Deferred acquisition costs charged off                218,914                  --             218,914
        Loss (gain) on disposal of equipment                       --                  --              34,100
        Loss on investments                                        --                  --             349,224
        Loss on sale of subsidiary                                 --                  --             112,010
        Losses of affiliated company                               --                  --             365,614
        Changes in assets and liabilities:
           Accounts receivable, prepaids and
               other current assets                            83,327            (112,470)           (125,860)
           Investment in and advances to affiliate                 --                  --            (431,802)
           Accounts payable and accrued expenses             (100,606)           (309,620)            (27,509)
           Accrued compensation                               393,984            (102,862)            604,257
           Other liabilities                                       --                  --             (76,840)
           Deferred income                                         --              (2,100)              5,540
                                                         ------------        ------------        ------------
Net cash used in operating activities                      (1,061,620)         (1,463,403)        (12,699,167)

INVESTING ACTIVITIES
Proceeds from sale of equipment                                    --                  --              10,407
Capital expenditures                                          (14,890)           (387,301)           (776,955)
Organization Costs                                                 --                  --             (19,778)
Purchase of long-term investments and
     other assets                                                  --                  --             (95,974)
Proceeds from loan receivable from officer                         --                  --             (20,000)
Cash acquired in purchase of company, net                          --                  --            (820,390)
Sale of company, net of cash sold                                  --                  --             413,000
                                                         ------------        ------------        ------------
Net cash used in investing activities                         (14,890)           (387,301)         (1,309,690)

FINANCING ACTIVITIES
Proceeds from issuance of notes payable                            --                  --           1,116,000
Repayment of contract payable                                 (40,000)                 --             (40,000)
Repayment of notes payable                                   (146,935)           (144,476)           (529,824)
Repayment of capitalized lease obligations                     (9,581)                 --              (9,581)
Proceeds from 7% promissory notes                                  --                  --             400,000
Repayment of 7% promissory notes                                   --                  --            (400,000)
Advances from officer                                              --                  --             100,000
Repayment of advances from officer                                 --                  --            (100,000)
Proceeds from sale of common stock                          2,611,165           1,177,496          17,726,702
Repayment of note payable to stockholder                           --                  --            (266,601)
Capitalization of interest on note
     payable to stockholder                                        --                  --              18,148
Other assets                                                       --                  --                  --
Acquisition Costs                                            (259,946)                 --            (389,792)
                                                         ------------        ------------        ------------
Net cash provided by
     financing activities                                   2,154,703           1,033,020          17,625,052
                                                         ------------        ------------        ------------

See accompanying notes.

                              Nu-Tech Bio-Med, Inc.
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                               CUMULATIVE
                                                                                               AMOUNT FROM
                                                        FOR THE NINE MONTHS ENDED         FEBRUARY 1, 1982
                                                        SEPTEMBER 30     SEPTEMBER 30          (INCEPTION) TO
                                                            1996             1995           SEPTEMBER 30, 1996
                                                     ------------------------------------------------------
Net increase (decrease) in cash and
     cash equivalents                                    1,078,193          (817,684)         3,616,195
Cash and cash equivalents at beginning of period         2,538,002         3,803,189                 --
                                                       -----------        -----------       -----------
Cash and cash equivalents at end of period             $ 3,616,195       $ 2,985,505        $ 3,616,195
                                                       ===========       ===========        ===========

Noncash transactions:
     During 1989, the Company extinguished a
        liability via the issuance of common
        stock at a value of $20,000                    $        --       $        --        $    20,000
     During 1990, the Company acquired the
      remaining 50% interest in Analytical
        Biosystems Corporation with the
        issuance of 34,286 shares of common
        stock                                                   --                --            750,000
     During 1991, the Company capitalized
        $49,869 of accrued interest from 1990
        into the note payable to stockholder                    --                --             49,869
     During 1991, the Company extinguished
        liabilities via the issuance of common                                                   30,400
        stock at a value of $30,400                             --                --

                      Nu-Tech Bio-Med, Inc. and Subsidiary
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             For the Three and Nine Months Ended September 30, 1996


                                   (Unaudited)

A.   Basis of Presentation

                  In the opinion of management of Nu-Tech Bio-Med, Inc. (the "Company" or "Nu-Tech") the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1996, and the results of operations and cash flows for the three and nine months ended September 30, 1996, and 1995.

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

                  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

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

         C.       Acquisitions and related financing

                  The Company is actively seeking and evaluating several acquisitions of companies in related businesses. Such potential acquisitions are in various stages and there can be no assurance that such transactions will be consummated.

                  In October 1996, the Company commenced an offering of up to 14,000 shares of a newly designated series of preferred stock, "Series A Convertible Preferred Stock", for a total aggregate purchase price of $14,000,000. On November 5, 1996, the Company completed the first closing of the offering, from which the Company realized gross proceeds of $10,000,000 from the sale of 10,000 shares of Series A Preferred Stock. The terms of the Series A Preferred Stock are governed by a Certificate of Designation approved by the Board of Directors in accordance with the Company's Articles of Incorporation and filed with the Secretary of State of Delaware on October 23, 1996. The Series A Preferred Stock is convertible, by its terms, into shares of Common Stock at the lesser of (i) $17.50 per share or (ii) the average closing price of a shares of Common Stock on the Nasdaq SmallCap Market on the date of the holder's notice of conversion less 25%. Up to one third of the shares of Series A Preferred Stock may be converted into Common Stock on each of the 45th day, 75th day and 105th day after the Closing Date at the option of the holder. Commencing upon the 270th day following completion of the private placement, the Company has the right, upon 30 days prior notice, to cause the Series A Preferred Stock to be converted into Common Stock. The holders of the Series A Preferred Stock were granted one "demand" registration right with respect to the Common Stock underlying the Series A Preferred Stock. Under various agreements related to the sale of the shares, the Company is obligated to pay an investment banker up to $1,440,000 from the proceeds and issue up to 60,000 shares of common stock and warrants to purchase 85,714 shares of common stock exercisable at $15.00 per share, all of which is payable at the completion of the private offering. The Company intends to engage certain financial public relations services after the conclusion of the offering. The Company anticipates a final closing in November 1996; however, there can be no assurance that the maximum amount of shares of Series A Preferred Stock will be sold by the Company.

                The proceeds of the first closing were used in furtherance of the acquisition of Physicians Clinical Laboratory, Inc. ("PCL"), a full service clinical laboratory capable of providing a comprehensive battery of testing services. PCL has been operating since 1992 and services approximately 9,000 accounts including physicians, hospitals and HMOs and currently generates approximately $85,000,000 in annual revenues. However, PCL is incurring significant ongoing losses and is in default on approximately $80,000,000 in senior secured debt (the "Senior Debt") and approximately $40,000,000 in subordinated debt (the "Subordinated Debt"). The Company has reached an agreement with the holders of the Senior Debt, Subordinated Debt and the management of PCL to acquire a 51% interest in PCL. The terms of the agreement provide that PCL would file a plan of reorganization under Chapter 11 of the United States Bankruptcy Code and PCL filed with the U.S. Bankruptcy Court on November 8, 1996. As required by the agreement, the Company purchased $13,300,000 of outstanding Senior Debt from certain holders for $10,000,000 in advance of the filing with the bankruptcy court. These holders have agreed to loan $10,000,000 in capital to PCL, which loan, under the terms of the reorganization, will be forgiven. The reorganization plan also provides that the Senior Debt purchased by the Company will be converted to 34% of the shares of Common Stock of PCL to be outstanding after the reorganization. In addition, the Company will purchase an additional 17% of PCL Common Stock for $5,000,000. The plan is subject to the approval of the bankruptcy court and there can be no assurance such approval will be obtained or that the acquisition will be consummated. In addition, the Company will require additional financing to complete the transaction.

                In October 1996, the Company submitted a proposal to acquire Medical Science Institute ("MSI"), a clinical laboratory business currently operating under protection of Chapter 11 of the United States Bankruptcy Code. The proposal would require that the Company issue common stock totaling approximately $2,250,000 in value plus working capital for operations and the payment of certain claims, which would be provided by existing and new financing sources. There can be no assurance that the proposal will be accepted by the United States Bankruptcy Court, that sufficient capital will be available to the Company for the acquisition, or that the transaction will otherwise be consummated.

                  On October 21, 1996, the Company acquired substantially all of the operating assets of Prompt Medical Billing Services, Inc. ("Prompt"), a medical billing service business in Miami, Florida. The Company acquired the assets for a total consideration of $675,000 consisting of $100,000 in cash and 37,404 shares of common stock (subject to increase based upon market value). All consideration paid by the Company has been placed in escrow for a period up to two years, to be released upon attainment of certain performance levels; the cash consideration to be released in eight equal quarterly installments. Additionally, the Company has entered into a two-year employment agreement and a two-year consulting agreement with a former principal and executive officer of Prompt and an affiliated company.

                  On August 29, 1996, as a result of management's ongoing due diligence review of the business and operations related to the pending acquisition of American Cytogenetics, Inc., management has determined not to pursue the transaction and has terminated the Letter of Intent and further negotiations. Accordingly, the Company has expensed deferred acquisition costs totaling approximately $212,000 in the quarter ended September 30, 1996.

         D.       Consulting Agreements

                  In May 1996, the Company entered into agreements with a consultant whereby the consultant would assist the Company in identifying potential investors and negotiating and structuring a transaction to provide equity financing, and, following such financing, providing financial public relations for a period of two years. No financing was arranged by the consultant and the agreements terminated during the third quarter of 1996, resulting in a $40,000 charge to operating results.

         E.       Clinical Trials Agreement

                  On August 15, 1996, the Company terminated its clinical trials agreement with Response Oncology, Inc. and is in the process of making alternate arrangements for clinical trials.

                      (This space intentionally left blank)

         SAFE HARBOR STATEMENT

                  Certain statements in this Form 10-QSB, including information set forth under this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Nu-Tech Bio-Med, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statement. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with potential acquisitions, uncertainty of market acceptance of the Company's FCA, dependence on reimbursement by third party payors, uncertainty of eligibility for Medicare/Medicaid reimbursement, need for additional capital, certain patent and technology considerations, health care reform, competition and technological changes, limited facilities, governmental regulations, dependence upon key personnel, professional and product liability, uncertainty of completion of acquisitions, and other risks detailed in the Company's Securities and Exchange Commission filings, including its Annual Report on Form 10-KSB for the year ended December 31, 1995, each of which could adversely affect the Company's business and the accuracy of the forward looking statements contained herein.

                      (This space intentionally left blank)

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Three months ended September 30, 1996, compared with three months ended September 30, 1995

     The Company is classified as a development stage company for financial accounting purposes by reason of the fact that it has not generated significant revenues from operations to date. Total revenues for the three months ended September 30, 1996, were $76,229 compared to $71,438 for the three months ended September 30, 1995. The increase in total revenues is primarily due to an increase in interest income.

     Assay sales, net of billing adjustments, from the processing of ABC's assay, the Fluorescent Cytoprint Assay, were $26,455 and $26,490 for the three months ended September 30, 1996, and 1995, respectively.

     Sales, general and administrative expenses for the three months ended September 30, 1996, increased to $470,397 compared to $321,785 for the three months ended September 30, 1995. The increase is primarily due to the accrued compensation for income taxes related to the grant of 100,000 restricted common shares issued to an executive officer on June 8, 1995 as to which the Company has agreed to reimburse the executive officer for taxes incurred in connection with such vesting. The increase in sales, general and administrative expenses was partially offset by a decrease in officer salaries, consultants, and sales and marketing expenses.

     The Company reported $218,914 of deferred acquisition costs charged off for the three months ended September 30, 1996, for expenses incurred as a result of management's due diligence review of the business and operations of potential acquisitions which management has determined not to pursue and has terminated further negotiations (see Note C). No deferred acquisition costs were charged off for the three months ended September 30, 1995.

     Laboratory expenses for the three months ended September 30, 1996, and 1995 were $46,946 and $42,092 respectively. The increase is primarily due to the increase in consultants expense for a Medical Director/Technical Supervisor for Pathology/Cytology and a Cytotechnologist associated with the expansion of laboratory services to include cytology.

     Research and development expenses for the three months ended September 30, 1996, and 1995, were $19,673 and $21,625, respectively. The decrease is primarily due to the completion of the reconfiguration of the laboratory's imaging system in the last quarter of 1995.

     Depreciation and amortization expenses for the three months ended September 30, 1996, were $286,448 as compared to $35,364 for the three months ended September 30, 1995. This increase was primarily due to the achievement of the conditions to the vesting of 100,000 restricted common shares granted to an executive officer on June 8, 1995 resulting in additional amortization of unvested common stock of $224,605.

     Interest expense for the three months ended September 30, 1996, and 1995, were $7,091 and $8,094, respectively. This decrease was due to the reduction of principal outstanding for loans from the State of Rhode Island's Small Business Loan Fund Corporation.

     Rent expense for the three months ended September 30, 1996, was $19,488 as compared to $6,396 for the three months ended September 30, 1995. This increase was primarily due to the commencement of rent in January 1995 for administrative offices located in New York.

     For the three months ended September 30, 1996, the Company incurred a net loss of $992,728 ($0.50 per share) compared to a net loss of $363,918 ($0.21 per share) for the three months ended September 30, 1995. The increase in net loss of $628,810 and net loss per share is primarily due to increases in depreciation and amortization expense of approximately $251,000, general and administrative expenses of approximately $149,000 as well as deferred acquisition costs charged off of approximately $219,000. Weighted average shares were 1,982,174 and 1,748,043 for the three months ended September 30, 1996, and 1995, respectively. This increase is primarily due to the issuance of shares associated with the Company's April 1996 sale of securities in a private placement pursuant to Regulation D under the Securities Act of 1933.

     Nine months ended September 30, 1996, compared with nine months ended September 30, 1995

     Total revenues for the nine months ended September 30, 1996, were $203,855 compared to $239,943 for the nine months ended September 30, 1995. The decrease in total revenues is primarily due to a reduced number of assays received for processing.

     Assay sales, net of billing adjustments, from the processing of ABC's assay, the Fluorescent Cytoprint Assay, were $74,508 and $117,824 for the nine months ended September 30, 1996, and 1995, respectively.

     The Company reported no contract revenues for the nine months ended September 30, 1996, as compared to $2,100 for the nine months ended September 30, 1995. Contract revenues represent revenues from various pharmaceutical and drug development organizations to test new chemotherapy compounds using the FCA. Payments received are recorded as deferred income and are recognized as other revenue according to the percent or work completed.

     Sales, general and administrative expenses for the nine months ended September 30, 1996, increased to $1,366,283 compared to $925,349 for the nine months ended September 30, 1995. The increase is primarily due to accrued compensation for income taxes related to the achievement of the conditions to the vesting of 100,000 restricted common shares issued to an executive officer on June 8, 1995 as to which the Company has agreed to reimburse the executive officer for taxes incurred in connection with such vesting. Additionally, a reduction in sales and marketing costs of approximately $100,000 has occurred, partially offset by a one time non-recurring charge of approximately $50,000 associated with the severance package of a former officer of the Company.

     The Company reported $218,914 of deferred acquisition costs charged off for the nine months ended September 30, 1996, for expenses incurred as a result of management's due diligence review of the business and operations of potential acquisitions which management has determined not to pursue and has terminated further negotiations. No deferred acquisition costs were charged off for the nine months ended September 30, 1995.

     Laboratory expenses for the nine months ended September 30, 1996, and 1995 were $126,365 and $150,743, respectively. The decrease is primarily due to reduced requirements of laboratory supplies as well as a decrease in costs associated with permanent, full-time laboratory personnel, but was offset by an increase in consultants expense for a Medical Director/Technical Supervisor for Pathology/Cytology and a Cytotechnologist associated with the expansion of laboratory services to include cytology.

     Research and development expenses for the nine months ended September 30, 1996, and 1995, were $66,377 and $55,532, respectively. The increase is primarily due to costs associated with seeking alternate arrangements to conduct clinical trials.

     Depreciation and amortization expenses for the nine months ended September 30, 1996, were $900,370 as compared to $108,878 for the nine months ended September 30, 1995. This increase was primarily due to the achievement of the conditions to the vesting of 100,000 restricted common shares granted to an executive officer on June 8, 1995 resulting in additional amortization of unvested common stock of $224,605.

     Interest expense for the nine months ended September 30, 1996, and 1995, were $22,571 and $26,094 respectively. This decrease was due to the reduction of principal outstanding for loans from the State of Rhode Island's Small Business Loan Fund Corporation.

     Rent expense for the nine months ended September 30, 1996, was $60,584 as compared to $18,576 for the nine months ended September 30, 1995. This increase was primarily due to the commencement of rent for administrative offices located in New York.

     For the nine months ended September 30, 1996, the Company incurred a net loss of $2,557,609 ($1.37 per share) compared to a net loss of $1,045,299 ($0.66 per share) for the nine months ended September 30, 1995. The increase in net loss of $1,512,380 and net loss per share is primarily due to increases in depreciation and amortization expense of approximately $791,500, general and administrative expenses of approximately $440,900, as well as deferred acquisition costs charged off of approximately $219,000. Weighted average shares were 1,868,247 and 1,578,234 for the nine months ended September 30, 1996, and 1995, respectively. This increase is primarily due to the issuance of shares associated with the Company's April and July 1995 and April 1996 sales of securities in private placements pursuant to Regulation D under the Securities Act of 1933.

     Balance Sheet

     Total assets were $4,730,907 at September 30, 1996, versus $3,818,575 at December 31, 1995. The period to period increase of $912,332 was principally due to an increase in cash and cash equivalents of $1,078,193.

     Total current liabilities, inclusive of the current portion of long term debt, were $1,134,883 at September 30, 1996, versus $871,632 at December 31, 1995. The period to period increase of $263,251 was primarily due to an increase in accrued compensation relating to the reimbursement of income taxes attributable to the grant of 100,000 restricted common shares granted to an executive officer on June 8, 1995.

     Liquidity and Capital Resources

     At September 30, 1996, the Company's working capital was $2,626,783 compared to $1,895,168 at December 31, 1995. The increase in working capital of $731,615 was primarily due to the receipt of cash from the Company's April 1996 private sale of securities, but was partially offset by the utilization of cash during the period to support operating activities and the payment and reduction of current liabilities and debt.

     Weighted average shares were 1,868,247 and 1,578,234 for the nine months ended September 30, 1996, and 1995, respectively. This increase is primarily due to the issuance of shares associated with the Company's April and July 1995 and April 1996 sales of securities in private placements pursuant to Regulation D under the Securities Act of 1933.

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

     The Company believes that its current cash position is adequate and sufficient for the Company's anticipated needs for its existing operations for a period of at least 12 months. However, the Company will require additional funds to accomplish planned acquisitions and there can be no assurance that such additional capital, if required, will be available to the Company in the future and, if not available, may have an adverse effect on the ability to accomplish any acquisitions.

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

                      (This space intentionally left blank)

PART II.  OTHER INFORMATION

Item 4.               Submission of Matters to a Vote of Security Holders

ANNUAL MEETING OF STOCKHOLDERS

     On August 27, 1996, the Company held its Annual Meeting of Stockholders in New York, New York. Holders of the Company's Common Stock of record on July 11, 1996, (the "Record Date") were entitled to receive notice of, and attend, the Annual Meeting. At the Record Date, there were 1,992,155 shares of Common Stock issued and outstanding and entitled to vote at the Annual Meeting. Of the total outstanding shares, 1,240,803 shares (62.2%) were represented at the Annual Meeting either in person or by proxy.

     At the Annual Meeting, stockholders were asked to (I) elect 2 Class 2 directors to the Board of Directors for a term of three years to expire in 1999 and (ii) an amendment to the Company's Non-Employee Director Stock Option Plan to increase the number of shares reserved under the Director Plan from 75,000 to 200,000 and to increase the number of options granted to each Director per year from 3,000 options to up to 8,000 options.

     The results of the voting at the Annual meeting were as follows:

Election of Directors

     The names of the two (2) persons elected to the Board of Directors for a term of three (3) years, and the votes cast for and against each nominee are set forth below:

     Nominee                          Votes For                   Votes Against
     -------                          ---------                   -------------
     Leonard Green                    1,228,390                   12,413
     David Sterling                   1,228,390                   12,413

Amendment to the Non-Employee Director Stock Option Plan

     For                              Against                     Abstain
     ---                              -------                     -------
     491,183                          18,897                      16,353

Item 5.               Other Information

              In October 1996, the Company commenced an offering of up to 14,000 shares of a newly designated series of preferred stock, "Series A Convertible Preferred Stock", for a total aggregate purchase price of $14,000,000. On November 5, 1996, the Company completed the first closing of the offering, from which the Company realized gross proceeds of $10,000,000 from the sale of 10,000 shares of Series A Preferred Stock. The terms of the Series A Preferred Stock are governed by a Certificate of Designation approved by the Board of Directors in accordance with the Company's Articles of Incorporation and filed with the Secretary of State of Delaware on October 23, 1996. The Series A Preferred Stock is convertible, by its terms, into shares of Common Stock at the lesser of (i) $17.50 per share or (ii) the average closing price of a shares of Common Stock on the Nasdaq SmallCap Market on the date of the holder's notice of conversion less 25%. Up to one third of the shares of Series A Preferred Stock may be converted into Common Stock on each of the 45th day, 75th day and 105th day after the Closing Date at the option of the holder Commencing upon the 270th day following completion of the private placement, the Company has the right, upon 30 days prior notice, to cause the Series A Preferred Stock to be converted into Common Stock. The holders of the Series A Preferred Stock were granted one "demand" registration right with respect to the Common Stock underlying the Series A Preferred Stock. Under various agreements related to the sale of the shares, the Company is obligated to pay an investment banker up to $1,440,000 from the proceeds and issue up to 60,000 shares of common stock and warrants to purchase 85,714 shares of common stock exercisable at $15.00 per share, all of which is payable at the completion of the private offering. The Company intends to engage certain financial public relations services after the conclusion of the offering. The Company anticipates a final closing in November 1996; however, there can be no assurance that the maximum amount of shares of Series A Preferred Stock will be sold by the Company.

              The proceeds of the first closing were used in furtherance of the acquisition of Physicians Clinical Laboratory, Inc. ("PCL"), a full service clinical laboratory capable of providing a comprehensive battery of testing services. PCL has been operating since 1992 and services approximately 9,000 accounts including physicians, hospitals and HMOs and currently generates approximately $85,000,000 in annual revenues. However, PCL is incurring significant ongoing losses and is in default on approximately $80,000,000 in senior secured debt (the "Senior Debt") and approximately $40,000,000 in subordinated debt (the "Subordinated Debt"). The Company has reached an agreement with the holders of the Senior Debt, Subordinated Debt and the management of PCL to acquire a 51% interest in PCL. The terms of the agreement provide that PCL would file a plan of reorganization under Chapter 11 of the United States Bankruptcy Code and PCL filed with the U.S. Bankruptcy Court on November 8, 1996. As required by the agreement, the Company purchased $13,300,000 of outstanding Senior Debt from certain holders for $10,000,000 in advance of the filing with the bankruptcy court. These holders of Senior Debt have agreed to loan

$10,000,000 in capital to PCL, which loan, under the terms of the reorganization, will be forgiven. The reorganization plan also provides that the Senior Debt purchased by the Company will be converted into 34% of the shares of Common Stock of PCL to be outstanding after the reorganization. In addition, the Company will purchase an additional 17% of PCL common stock for $5,000,000. The plan is subject to the approval of the bankruptcy court and there can be no assurance such approval will be obtained or that the acquisition will be consummated. In addition, the Company will require additional financing to complete the transaction. Effective November 7, 1996,
J. Marvin Feigenbaum, the President of the Company, assumed the responsibilities of Chief Operating Officer of PCL.

Item 6.               Exhibits and Reports on Form 8-K

              (a)     Exhibits

              Exhibit No.                                Description
              -----------                                -----------

                      3.3                                Amended Certificate of
                                                         Designations,
                                                         Preferences and Rights
                                                         and Number of Shares
                                                         of Series A Preferred
                                                         Stock as filed with
                                                         the Secretary of State
                                                         of Delaware on October
                                                         23, 1996.

                    27                                   Financial Data Schedule

              (b)     Reports on Form 8-K

              During the quarter ended September 30, 1996, the following reports on Form 8-K were filed by the Registrant:

Date of the Report              Item Reported                 Description of Item
------------------              -------------                 -------------------
August 29, 1996        Item 5. Other Events                   Termination of American
                                                              Cytogenetics Negotiations

September 13, 1996     Item 2. Acquisition of Assets          Prompt Medical Billing
                                                              Services, Inc.
                       Item 7. Financial Statements,
                               Pro Forma Financial            Prompt Medical Billing
                               Information and Exhibits       Services, Inc.

                                   SIGNATURES

     In accordance with requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            NU-TECH BIO-MED, INC.
                                                (Registrant)

Dated:        November 12, 1996             By:   /s/ J. Marvin Feigenbaum
                                                  ------------------------
                                                  J. Marvin Feigenbaum
                                                  President, Chief Executive
                                                  and Chief Financial Officer