Form 10KSB40
period 1996-12-31
NU TECH BIO MED INC
filed 1997-04-09
CIK 716778

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934
     [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     [NO FEE REQUIRED]
               FOR THE TRANSITION PERIOD FROM        TO        .

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

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------------------------------------------
         Common Stock, $.01 par value                     Boston Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (TITLE OF CLASS)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]     No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year: $1,065,000. Included in revenues for the most recent fiscal year are revenues for a 44 day period of approximately $836,000 of Medical Science Institute ("MSI") acquired by the Registrant on November 18, 1996, and transferred on February 26, 1997 to Physicians Clinical Laboratory, Inc. ("PCL"), a company in which Registrant is to become a majority shareholder. The revenues of the Registrant without MSI were approximately $229,000.

     On April 4, 1997, the aggregate market value of the voting stock of Nu-Tech Bio-Med, Inc. held by nonaffiliates of the registrant was approximately $24,453,075 based on the average of the high bid and low asked prices of such stock as reported by The Nasdaq Stock Market on such date. For calculation purposes only, in determining "market value", the Registrant has included on an "as converted basis" 14,000 shares of its Series A Convertible Preferred Stock convertible into 6,327,683 shares of Common Stock as of April 4, 1997 calculated pursuant to the conversion calculation of such Preferred Stock, as provided for, which calculation will change based upon prevailing closing prices for the 5-day period prior to actual conversion.

     The number of shares of Common Stock outstanding as of April 4, 1997:
2,427,368

     Documents Incorporated by Reference -- NONE

================================================================================

                                     PART I

ITEM 1.  BUSINESS

ORGANIZATION

     Nu-Tech Bio-Med, Inc. (hereinafter sometimes referred to as "Nu-Tech" or the "Company") was originally organized under the laws of the State of Delaware in September 1981 under the name "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to its present name. One of the Company's wholly-owned operating subsidiaries, Analytical Biosystems Corp. ("ABC"), was organized under the laws of the State of Delaware in August, 1985. On October 21, 1996, the Company through a newly organized wholly-owned subsidiary, NTBM Billing Services Inc. ("NTBM"), acquired substantially all of the medical billing service assets of Prompt Medical Billing, Inc. Unless the context otherwise requires, all references to the Company include ABC and NTBM. ABC maintains its administrative offices and clinical laboratory and research facilities at 55 Access Road, Suite 700, Warwick, Rhode Island 02886, and its telephone number is (401) 732-6520. Nu-Tech maintains its executive offices at 500 Fifth Avenue, Suite 2424, New York, New York 10110, telephone number (212) 391-2424. NTBM maintains a place of business at 9090 SW 87th Street, Miami, Florida 33176, and its telephone number is (305) 273-1288.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Certain statements in this Form 10-KSB, including information set forth under Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Nu-Tech Bio-Med, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-KSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with recently consummated acquisitions, potential acquisitions (including Physicians Clinical Laboratory ("PCL") and indirectly Medical Science Institute ("MSI")) uncertainty of market acceptance of Analytical Biosystem's FCA, dependence on reimbursement by third party payers, uncertainty of eligibility for Medicare/Medicaid reimbursement, need for additional capital, certain patent and technology considerations, health care reform, competition and technological changes, limited facilities, governmental regulations, dependence upon key personnel, professional and product liability, uncertainty of the completion of the acquisition of PCL, the ability of the Company and/or PCL to obtain additional debt or equity financing to fund ongoing operations of PCL and MSI and other risks detailed in the Company's Securities and Exchange Commission filings, each of which could adversely affect the Company's business and the accuracy of the forward looking statements contained herein. In addition the report of the Company's independent auditors on the consolidated financial statements of the Company for the year ended December 31, 1996 contains an explanatory paragraph that there are certain conditions that raise substantial doubt about the ability to continue as a going concern. The Company to date has been materially dependent upon the efforts of its President and Chief Executive Officer, Mr. J. Marvin Feigenbaum. The loss of Mr. Feigenbaum's services may have a materially adverse effect upon the business or operations of the Company. Risk factors and investment considerations which may materially affect the Company, impact upon any forward looking statements, and which otherwise should carefully be considered, include the following:

  Historical Losses and Accumulated Deficit of Nu-Tech;
  Going Concern Qualification of Independent Auditors Report

     Through the third quarter ended September 30, 1996, the Company was classified as a development-stage company for financial accounting purposes by reason of the fact that it has not generated significant revenues from operations prior to such date. As a result of the acquisition of Prompt Medical, and the indirect majority ownership interest in MSI by reason of the pending acquisition of a majority interest in PCL, the Company ceased to be classified as a development-stage company as of December 31, 1996. Since 1990, the Company's principal business has been conducted through its wholly-owned subsidiary, ABC. Prior to 1990, the Company, through other subsidiary corporations, had engaged in other unrelated businesses which have been discontinued. Since inception (February 1, 1982) through December 31, 1996, the Company has incurred an accumulated deficit of approximately $21,664,000. For the fiscal years ended December 31, 1996, 1995 and 1994, the Company incurred net losses of approximately $7,788,000, $2,089,000 and $1,394,000, respectively. The amount of stockholders equity at December 31, 1996 was approximately $12,762,000. The amount of its working capital deficit at December 31, 1996 was approximately $1,667,000. It is anticipated that the Company will continue to incur losses until such time, if ever, that ABC and NTBM attain revenues in amounts sufficient to support their respective operations and/or the operations of MSI and PCL (assuming the PCL acquisition is consummated) can be stabilized and returned to profitability. There can be no assurance that the Company will be able to successfully implement its marketing strategy, generate significant revenues or achieve profitable operations in the future. In addition the report of the Company's independent auditors on the consolidated financial statements of the Company for the year ended December 31, 1996 contains an explanatory paragraph that there are certain conditions that raise substantial doubt about the ability to continue as a going concern. See Consolidated Financial Statements and Notes thereto.

  Acquisition of Majority Interest in Physicians Clinical Laboratory, Inc.

     Physicians Clinical Laboratory, Inc. ("PCL") is currently operating under Chapter 11 of the United States Bankruptcy Code. The Company and PCL have submitted a plan to the United States Bankruptcy Court to acquire a 52.6% majority interest in PCL which is incurring ongoing and significant losses which the Company believes is at the rate of approximately $20,000,000 per year. Additionally, PCL is also in default on approximately $80,000,000 in senior secured debt and approximately $40,000,000 in subordinated debt. The Company purchased approximately $13,300,000 of PCL Senior Debt in advance of submission of the PCL Plan to the bankruptcy court. There can be no assurance the PCL acquisition will be consummated or that the PCL Plan as submitted to the bankruptcy court will be approved as submitted. Under such circumstances, in the event the PCL Plan is not approved, the Company will be a creditor of PCL holding Senior Debt in default.


     At May 31, 1996, the last date for which PCL filed reports with the Securities and Exchange Commission, PCL had total current liabilities of approximately $256,658,000 and net losses of approximately $4,997,800. PCL has continued to operate at a loss since May 31, 1996. There can be no assurance that upon consummation of the PCL Plan that it will operate profitably even if confirmation of the PCL Plan results in a decrease of liabilities.

     In addition to the risks associated with the businesses of the Company and of PCL and MSI on an individual basis, the combined entity will present additional risks solely by virtue of the combination of the companies through affiliation. Assuming the acquisition of PCL is completed, the Company's size will increase substantially and its operations will expand from one geographical area to three states located on opposite ends of the country. There can be no assurance that the PCL acquisition (and the indirect acquisition of MSI) will be consummated in accordance with the PCL Plan, if at all.

     The Company anticipates that PCL and MSI will each require further funds to stabilize their respective operations following the proposed acquisition. There can be no assurance that these funds will be available to either the Company, PCL or MSI. See "General Business Developments Within Most Recent Fiscal Year -- Proposed Physicians Clinical Laboratory Acquisition" and "Acquisition and Disposition of Medical Science Institute".

  Acquisition of Medical Science Institute

     The Company, on November 18, 1996, completed the acquisition of Medical Science Institute ("MSI") which had been operating under Chapter 11 of the Bankruptcy Code since 1995. The completion of the acquisition of MSI was effected with the intent to resell and transfer such ownership to PCL on a pass through basis, which occurred on February 26, 1997. MSI incurred losses of approximately $617,000 during the 44 day period ending December 31, 1996. There can be no assurance that the PCL acquisition, which would include MSI as a subsidiary of PCL, will result in additional profits to the Company.

  Need for Additional Funds

     The Company anticipates it may need additional capital for the operations of its ABC and Prompt Medical subsidiaries and for the operations of PCL and MSI, if not otherwise obtainable elsewhere, assuming they are acquired pursuant to the PCL Plan. The Company has no ongoing funding obligations with respect to either PCL or MSI. The Company, in the future, will also need additional funds from loans and/or the sale of equity securities. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to the Company. In the event such funds are not available for the operations of the Company, the Company and its wholly-owned subsidiaries may be forced to curtail operations, or, in an extreme situation, cease operations. If such funds are not available to either PCL or MSI, such entities may be required to curtail their respective operations.

  Risk Factors Associated with Medical Laboratory Business

     In light of its proposed acquisition of a majority ownership in PCL (which will include indirect majority ownership of MSI), the Company is presently, and will continue to be after the consummation of the PCL acquisition, subject to numerous risks associated with the medical laboratory business.

  Competition.

     Competition in the clinical laboratory industry is intense. Each of MSI and PCL competes with other independent clinical laboratories as well as laboratories located in physicians' offices and in hospitals. Several regional and national independent clinical laboratories are larger and have greater financial resources than either MSI or PCL. Each of MSI or PCL may encounter more intense and varying levels of competition from other independent clinical laboratory companies in the future. In addition, changes in the regulatory environment in which each of MSI and PCL operates could affect the basis for competition in the industry, and could thereby have a material adverse effect on each of MSI and PCL's results of operations. There is also competition in the industry for acquisition candidates, and there can be no assurance that such candidates will be available to the Company, MSI or PCL on favorable terms, or at all.

  The Stark Bill and Other Restrictions Referral.

     Each of ABC, MSI and PCL are subject to certain self-referral prohibitions of Federal law, commonly known as the "Stark Bill". The Stark Bill, which became effective January 1, 1992, generally prohibits MSI and PCL from billing the Medicare program if the physician ordering the test (or an immediate family member of such physician, as defined by the Stark Bill) has an ownership or investment interest in the Company, MSI or PCL or a compensation arrangement with the Company. Ownership interests would include ownership of shares of Common Stock purchased in the open market or otherwise. In the event that a significant number of either MSI or PCL's referring physicians who, in the aggregate, refer to either MSI or PCL a significant portion of their respective Medicare-billed testing were to acquire and maintain ownership or investment interests in either MSI or PCL, or enter into compensation agreements with either MSI or PCL, and in such case, either the Company, MSI or PCL were to continue to perform testing services for such physicians comprising a significant portion of either Nu-Tech, MSI or PCL's Medicare-billed testing, then either MSI or PCL's inability to bill the Medicare program for tests ordered by such physicians would have a material adverse effect on their respective revenues. There can be no assurance that physicians have complied or in the future will comply with these requests or accurately represent ownership of any Common Stock. The Stark Bill also requires MSI and PCL to comply with certain reporting requirements relating to physicians who have an ownership interest in the Company and physicians who order tests from, and have a compensation arrangement with, the Company. There can be no assurance that either the Company, MSI or PCL will be able to obtain adequate information concerning its physician stockholders to enable it fully to comply with these reporting obligations. Proposed regulations implementing the Stark Bill also would prohibit the Company, MSI and PCL from offering a physician price discounts for laboratory services as an inducement for obtaining Medicare referrals. Those regulations also would prohibit the purchase by the Company of a physician-owned laboratory unless, for a period of one year before the transaction and one year after the transaction, the physician had not had any other financial relationship with the Company, MSI or PCL. Violations of the Stark Bill could subject the Company to significant civil penalties or exclusion from the Medicare program.

     In August, 1993, Congress passed and the President signed the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93"), which amended certain important provisions of the Stark Bill. OBRA '93 extended the prohibition on physician self-referrals to all Medicare- and Medicaid-billable clinical laboratory services, prohibiting the billing of such services to Medicare, Medicaid or any other State plan. Under the amendments, physician ownership of shares in a publicly traded corporation in which the average stockholder equity either at the end of the corporations' most recent fiscal year or an average over the prior three fiscal years exceeds $75 million will not be considered ownership or an investment interest subject to the prohibition. While this exception is not relevant to the ownership of shares in the Company at present, it may apply in the future.

     In July, 1993, the California Legislature passed, and the Governor of California signed, a comprehensive workers' compensation reform package. One of the statutes prohibits the referral by a physician of workers' compensation medical services to a clinical laboratory in which the physician or his or her family has a financial interest. The term "financial interest" is defined very broadly, covering many forms of direct or indirect payments, and includes interests which are created or transferred to avoid the prohibition. The legislation exempts referrals under the following circumstances: (1) when the physician's practices in a rural area and there is no alternative site within a reasonable distance, (2) when the financial interest is a loan made on commercially reasonable terms and the terms are not affected by referrals or volume of services, (3) when the financial interest is a lease made on commercially reasonable terms and the terms are not affected by referrals or volume of services, (4) when the interest is ownership of securities in a public company for which distribution or transfers for value are not based on referrals and which has gross assets over $100 million (a condition which presently is not met by the Company), (5) when the physician is not compensated for the referral or a university employed physician refers to a university owned laboratory and
(6) when the laboratory is owned by the physician's group practice to a multi-specialty clinic. The law also requires disclosure to the patient of any financial interest of the physician in the facility to which the referral is made. Violation of law, which is a misdemeanor, could subject MSI or PCL to fines and disciplinary action, including license revocation.

     Prohibitions Relating to the Mark-up of Laboratory Services. Clinical laboratories, physicians, hospitals and other health care providers in California are subject to Section 655.5 of the California Business and Professions Code. This statute prohibits those subject to the statute, including MSI and PCL, in billing patients or third-party payers, from marking up charges for any clinical laboratory services actually not rendered by the provider. Each of PCL and MSI derive a significant portion of their revenues which are subject to these regulations. In the event that either PCL or MSI are found in violation of these regulations, they may be subject to fines and/or sanctions.

     Antikickback Laws.

     The Medicare/Medicaid antikickback statute prohibits laboratories from paying remuneration as inducement for referrals of patients or specimens to third parties for testing and contains severe penalties for violating testing services reimbursed by the Medicare or Medicaid (referred to in California as "MediCal") programs. Nu-Tech, PCL and MSI believe that their existing business relationships do not violate this statute. Court decisions and an administrative decision suggest that any direct or indirect payment conferred upon one who refers Medicare or Medicaid patients by or on behalf of the referral recipient may violate the statute if any part of the purpose of such benefits is to provide an incentive for such referrals. In addition, a provider convicted of violating such laws would be excluded from participation in the Medicare and MediCal programs. The Office of Inspector General of the United States Department of Health and Human Services has issued "safe harbor" regulations, which identify certain payment practices which do not violate the antikickback statute. Although these regulations protect certain types of investment interests, they do not protect investments by physicians or hospitals in Nu-Tech, PCL or MSI or the purchase of clinical laboratories from persons in a position to refer business to the laboratory after the purchase occurs.

     California law also prohibits the receipt or acceptance by licensed physicians of various forms of consideration, including rebates, refunds, discounts or preferences as compensation or inducement for referring patients, clients or customers to any other person (including a clinical laboratory), irrespective of any ownership which the physician may have in the entity to which the referral is made or the source of payment of other services. Laboratories that violate the California antikickback laws may be subject to loss of licensure and substantial fines. In addition, a provider convicted of violating such laws would be excluded from participation in the Medicare and MediCal programs. Each of PCL and MSI believe that it satisfies the requirements of California law with respect to its relationship with its physician-owners.

     Medicare/MediCal Reimbursement.

     Laboratories are required to bill Medicare or MediCal directly for services and supplies provided to patients under these programs, and to accept Medicare or MediCal reimbursements as payment in full. In 1984, Congress established a reimbursement fee schedule for clinical laboratory testing performed for Medicare beneficiaries (excluding hospital in-patients). State Medicaid programs, including MediCal, are prohibited from paying more than the Medicare fee schedule stipulates for testing for Medicaid beneficiaries. When initially established, the Medicare fee schedules were set at 60% of prevailing local charges. Medicare reimbursement rates for clinical laboratory testing subsequently have been reduced several times pursuant to Congressional mandate. The reductions in Medicare reimbursement rates have been offset to some extent by increases in both the national cap and the local fee schedules tied to the Consumer Price Index ("CPI"). Further decreases in such fee schedules, however, could have a material adverse effect on businesses and operations of PCL and MSI. Proposals that would reduce the amounts reimbursable to and other independent testing laboratories under the Medicare program are continuously under consideration by Congress and the Executive Branch.

     Management Information Systems.

     MSI's and PCL's testing operations and the level of service provided by each of PCL and MSI to its clients are dependent upon the accurate and effective operation of their respective management information systems. Any difficulty associated with or failure of such systems even for a short period of time, or any inability to expand processing capacity or develop and maintain networking capability when needed, could have a material adverse effect upon MSI's and PCL's results of operations.

     Litigation and Liability Insurance Coverage.

     Although no significant liability has been imposed to date, each of MSI, PCL, ABC and Nu-Tech could be subject to legal actions arising out of the performance of its testing services, which could entail significant costs and liabilities. There can be no assurance that Nu-Tech, ABC, MSI or PCL will not at some time in the future incur significant liability arising out of such actions or any other actions relating to past or future testing services. While each of Nu-Tech, ABC, MSI and PCL currently maintains liability insurance, there can be no assurance that such coverage is sufficient, that each of Nu-Tech, ABC, MSI and PCL will be able to maintain such coverage with appropriate policy limits at an acceptable cost or that each of Nu-Tech, ABC, MSI and PCL will have other resources sufficient to satisfy any liability or litigation expense that may result from any insured or underinsured claims.

OTHER RISKS

  Uncertainty of Market Acceptance of Analytical Biosystems' FCA

     Since 1986, ABC has performed over 4,300 assays on solid mass tumors collected from over 260 different institutions and physicians. To date, however, ABC has attempted only limited marketing of the FCA. Demand for and market acceptance of the FCA is subject to a high degree of uncertainty, and there can be no assurance that the FCA will ever achieve a sufficient level of market acceptance to enable ABC to become profitable. The commercial success of ABC is materially dependent upon its ability to educate the medical community generally, and oncologists, surgeons, hospitals and HMOs in particular, of the benefits and applications of ABC's assay, and to distinguish ABC's technology from existing technology in the field and assays marketed by others. The process of educating the physician regarding the use and benefits of a new technology such as the FCA is, in the Company's opinion, difficult. No assurance can be given that ABC will be able to successfully recruit experienced sales personnel or successfully implement its proposed sales and marketing programs. In addition, as part of ABC's research and development and to enhance the ability of ABC to proceed with its intended sales and marketing of the FCA, ABC is seeking to develop new protocols to conduct new randomized prospective clinical trials. While the clinical trials which the Company anticipates conducting are not required as a condition to use or market the FCA, the Company believes that the results will have a material effect upon the acceptance of the Company's assay and the ultimate success of the Company's business, in that such results would, if they demonstrate the efficacy of the FCA, be an added sales and marketing tool. There is no assurance as to the results of such anticipated non-mandatory clinical trials or the time over which such trials will be completed.

  Dependence on Reimbursement by Third Party Payors

     The success of ABC in being able to market its FCA, in addition to educating potential users, will be dependent upon its ability to obtain routine reimbursement approval from third party payors. Additionally, the businesses of both MSI and PCL are dependent upon reimbursement for services. Reimbursement for diagnostic tests is typically determined by reference to whether such tests are generally accepted as standard medical practice by each third party payor, how the charges for such tests compare to charges for established tests for similar indications, and whether the charges are within the range of usual and customary services. Such determinations are independently made by each third party payor. Third party payors also consider whether a test will further the general objective of health care cost containment and enhance the potential for the reduction of treatment costs. ABC has recently received an expanded license from the State of Rhode Island which allows ABC to utilize existing CPT codes for portions of its laboratory services and which will enable ABC to obtain reimbursement for certain of its services. There can be no assurance that the Company will be able to maintain reimbursement approval on a routine basis from enough additional third party payors so as to have a significant impact on the marketing of the FCA. In the absence of third party reimbursement, the Company will be dependent upon direct patient payment. Such dependence may affect the amount and collectability of receivables of ABC.

  Certain Patent and Technology Considerations

     Prior to the acquisition of Prompt Medical and MSI, the Company's primary business was the FCA being marketed through Analytical Biosystems. ABC is the owner of three patents granted by the United States Patent Office relating to the FCA and its integral technology, as well as foreign patents which are founded upon its United States patents. The Company views ABC's patents as being material to ABC's business, its future success, and its ability to compete. The three United States patents were originally issued in 1985, 1988 and 1990, and the protection afforded the Company by virtue of such patents will expire in the years 2002, 2005 and 2007, respectively. On and after the respective dates of the expiration of the Company's patents, the Company's patented technology may become generally available to the marketplace.

     ABC's success will depend in part on its ability to defend its patents, maintain trade secrets and operate without infringing upon the proprietary rights of others, both in the United States and in foreign countries. In addition, there can be no assurance that any patents issued to ABC will not be challenged, invalidated or circumvented, or that the rights granted thereunder will afford ABC protection from competitive products or processes. Furthermore, there can be no assurance that ABC or the Company will have the financial or other resources necessary to enforce or to defend a patent infringement or proprietary rights violation action. Neither ABC nor Nu-Tech is aware of any objection or challenge to its patents or of any asserted claim of patent infringement.

     The Company also relies on certain proprietary trade secrets and know-how, which are not patentable, and on certain ancillary technologies which are not patentable or proprietary and are therefore available to the Company's competitors. Although the Company has taken steps to protect its unpatented trade secrets and know-how, there can be no assurance that the Company's trade secrets will not otherwise become known or be independently developed or discovered by competitors.

     The ability of ABC to obtain patents and similar rights and the nature, extent and enforceability of the intellectual property rights that may be obtained as a result of ABC's research efforts involve complex legal and factual concerns. Discoveries made or developed by the Company may not qualify for patents or if qualified, may be subject to challenge or to protracted proceedings. In addition, other public or private concerns, including universities, may hold or have filed patent applications and have been issued patents on inventions or otherwise possess proprietary rights to technology which may be necessary to commercially implement the Company's inventions. The extent to which the Company may be required to license other patents or proprietary rights, and the cost and availability of such licenses, are presently unknown. There can be no assurances that others may not independently develop similar technology or otherwise obtain access to the Company's know-how.

  Health Care Reform

     The Clinton Administration and various Congressional and private parties have proposed various plans to continue the reform of health care. Numerous alternatives are under consideration, including mandated basic health care benefits, controls on health care spending, price controls, the creation of large insurance purchasing groups and fundamental changes in the health care delivery system. In addition, several states have passed and implemented, or are considering, various health care reform proposals. The various proposals and plans may affect the businesses and operations of each of Nu-Tech, MSI, NTBM and ABC, as well as PCL. Although ABC believes its FCA to be cost-effective in overall chemotherapy treatment, changes in the level of support by federal and state governments of health care services, the methods by which such services may be delivered and the prices for such services may all have a materially adverse impact on the Company's ability to achieve and sustain a profit. Health care reform could also reduce the profitability of certain medical institutions and, in turn, adversely impact the fees Nu-Tech, MSI, PCL, NTBM and ABC are able to charge for their services. The Company cannot predict which, if any, health care reform plan might be adopted or, if adopted, the effect on these businesses.

  Competition and Technological Changes

     At the present time, there are several companies which commercially market chemoresistant assays in addition to general oncology related laboratory services. The Company believes that it is the only company currently marketing, though on a limited basis, a patented chemosensitivity assay in the United States. ABC believes that it competes based upon its patented technology, the high evaluability rate (i.e. the ability to successfully test the tumor) for most types of human solid tumors, and the positive and negative predictive accuracy of ABC's FCA assay. There can be no assurance that ABC's competitors will not succeed in developing technologies and services that are more accurate and effective than ABC's FCA or any other assay which may be developed by ABC or that would render the Company's technology and services obsolete or noncompetitive. In addition, in the event of the future development and approval of chemotherapeutic drugs which are not capable of being assayed by the FCA and such drugs become commonly used, such event may materially affect the ability of Analytical Biosystems to market the FCA.

     In addition, there are many public and private companies, including several well-known pharmaceutical companies and specialized biotechnology companies, universities and research centers, engaged in developing therapeutic and diagnostic products for the treatment of cancer. Many of ABC's competitors have substantially greater financial and technological resources than the Company of ABC, and have significantly greater experience in sales and marketing and research and development. Such companies may be more successful in developing alternate methods to predict the effectiveness or non-effectiveness of chemotherapeutic drugs on an individual cancer patient.

  Limited Facilities for FCA Services

     ABC currently has limited laboratory facilities at which to perform its FCA services. Since 1986, the Company has performed over 4,300 assays and currently is performing approximately 10 assays per month. The Company believes that ABC's present facilities are adequate to allow ABC to perform up to approximately 900 assays per month. No assurance may be given that the Company will have adequate or sufficient cash resources to fund necessary expansion of facilities and equipment to fully accommodate its future needs, or that additional capital for such purposes will be available to it. Such circumstances would have an adverse effect upon ABC's ability to maximize its business potential.


  Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island

     In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of December 31, 1996, was approximately $320,000). All of the SBLFC loans, including those which are subject to the patent security interest, are further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans is for a term of five years from its respective loan date, bear interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. The aggregate amount of monthly loan repayments is approximately $18,000 per month for the remainder of the loan terms. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral.

  Governmental Regulation

     The Company is subject to regulation by the Health Care Financing Administration ("HCFA"), a division of the United States Department of Health and Human Services, under the Clinical Laboratories Improvement act of 1988 ("CLIA"). Theses regulations mandate that all clinical laboratories be certified to perform testing on human specimens and provide specific conditions for certification. These regulations also contain guidelines for the qualification, responsibilities, training, working conditions and oversight of clinical laboratory employees. In addition, specific standards are imposed for each type of test which is performed in a laboratory. CLIA and the regulations promulgated thereunder are enforced through continuous quality inspections of test methods, equipment, instrumentation, materials and supplies on a biennial and "spot" basis. Any change in CLIA or these regulations or in the interpretation thereof could have a materially adverse effect on the Company's business, prospects, financial condition or results of operations. To its knowledge, the Company is in compliance with the currently applicable regulations of HCFA. At the present time, the United States Food and Drug Administration ("FDA") does not regulate the FCA. In addition, the extent of potentially adverse government regulations which might arise from future legislation or administrative action cannot be predicted.

  Dependence Upon Key Personnel

     The Company is dependent upon the executive abilities of its Chairman, J. Marvin Feigenbaum, to implement its present and anticipated future plans and programs. Mr. Feigenbaum has no background or training as a scientist, nor is Mr. Feigenbaum a physician. The Company has entered into an employment agreement with Mr. Feigenbaum for a term ending November 30, 1997 and has obtained, for its benefit, a policy of key man life insurance on the life of Mr. Feigenbaum in the amount of $1,000,000. The loss of Mr. Feigenbaum's services may have a materially adverse effect on the business or prospects of the Company. Additionally, as a result of the recent acquisitions of Prompt Medical and MSI, as well as the pending acquisition of PCL, current management, especially Mr. Feigenbaum, has been unable to devote full-time to operating ABC and the marketing of the FCA. The Company will be required to hire additional management or retain existing management at MSI and PCL in order to operate such businesses. In light of the financial difficulties of both MSI and PCL, culminating in their bankruptcy filings, it may be difficult for the Company, MSI or PCL to attract qualified personnel to these businesses. There can be no assurance that the Company will succeed in retaining current management or hiring qualified persons to operate these businesses.

  Professional and Product Liability

     As a clinical laboratory performing assay services and other medical laboratory services, the Company may be subject to professional and/or product claims. While no claims have been asserted against or instituted to date arising out of the performance by the Company of any assay, any such actions in the future may subject the Company to liability for damages and significant costs associated with the defense of such action or claim. ABC presently maintains professional liability insurance in the amount of $1,000,000 per claim and $3,000,000 aggregate as well as product liability insurance in the amount of $2,000,000 per occurrence and $4,000,000 aggregate. In addition, both MSI and PCL maintain professional liability insurance in the amount of $10,000,000 per claim and $10,000,000 aggregate, and product liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 aggregate. There can be no assurance, however, that this coverage will be adequate to protect the company, MSI or PCL against future claims or that insurance will be available to the Company, MSI or PCL in the future on acceptable terms, if at all, or that a liability or other claim would not materially and adversely affect the business, prospects, financial condition or results of operations of the Company, MSI or PCL. The Company intends, however, if feasible, to increase the amounts of such insurance coverage to such greater amount as management, in its discretion, may determine having due regard to the cost of such insurance coverage.

  Classified Board of Directors

     In November 14, 1994, at a Special Meeting of Stockholders in Lieu of Annual Meeting, the Company's stockholders authorized and approved an amendment to the Company's Certificate of Incorporation to provide for a classified Board of Directors consisting of three classes of directors with terms which currently expire at the 1997, 1998 and 1999 Annual Meeting of Stockholders. Any further amendment to the Company's Certificate of Incorporation affecting the classified Board may only be adopted upon the affirmative vote of not less than 75% of the issued and outstanding shares entitled to vote thereon.

  No Dividends and None Anticipated

     Nu-Tech has never declared nor paid a dividend on any shares of its capital stock and the Board of Directors intends to continue this policy for the foreseeable future.

  Shares Eligible for Resale

     The Company currently has 2,427,368 shares of Common Stock issued and outstanding, of which 1,042,492 shares may be deemed "restricted securities" as that term is defined under the Securities Act of 1933, as amended. Such restricted securities may be sold in the future only pursuant to registration under the Act of an exemption therefrom, including Rule 144 promulgated thereunder. Of such 1,042,492 shares, the Company has registered for sale 362,881 shares, which will therefore become eligible for immediate resale, and has additionally registered 1,487,835 shares issuable upon exercise of various options and warrants. In addition, there are 14,000 shares of its Series A Convertible Preferred Stock issued and outstanding, convertible into approximately 6,327,683 shares of Common Stock as of April 4, 1997. The Company intends to file a registration statement registering for sale all of the shares of Common Stock issuable upon conversion of the Series A Preferred Stock. The number of shares of Common Stock to be registered may increase by reason of the application of the formula for conversion at the actual time of conversion.

     Additionally, the Company anticipates filing with the Securities and Exchange Commission a registration statement to register for sale and additional 563,714 shares of Common Stock of the Company which shares may be issued in connection with the exercise of options granted or to be granted under the Company's stock option plans. Sales of such additional shares may have an adverse effect upon the price of the Company's Common Stock.

SUBSTANTIAL ADDITIONAL CONTEMPLATED DILUTION

     On December 2, 1996, the Company completed a private placement of 14,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") for an aggregate purchase price of $14 million. The Preferred Stock, by its terms, is convertible into shares of Common Stock at the lesser of $17.50 per share or 75% of the average closing price of a share of Common Stock as reported by Nasdaq for the five trading days prior to the date of the holders' notice of conversion. By reason of such conversion provisions, the holders of the Preferred Stock will have the right, until all of their Preferred Shares are converted, to always avail themselves of a conversion right at 25% below the prevailing market price. Therefore, the lower the market price for the Company's Common Stock, the greater the number of shares that the converting Preferred Shareholder will be able to receive, and the greater consequent dilution to existing shareholders. In addition, the issuance of shares of Common Stock by reason of conversion of the Preferred Stock may have a depressive effect upon the market in that there may not be depth or breadth in the market for the Company's Common Stock to absorb the sale of additional shares that may come to the marketplace by reason of conversions. Anything to the contrary notwithstanding, no holder of Preferred Shares is permitted to convert any portion of the Preferred Shares which would result in the holder being deemed the beneficial owner of 4.99% or more of the then issued and outstanding Common Stock of the Company.

     The holders of the Preferred Stock are entitled to require the Company, upon the demand of a majority of the holders of the registrable securities, to file a registration statement with the Securities and Exchange Commission, registering for sale the Common Stock which the holders of the Preferred Stock may receive upon conversion. In the event the Company fails to have a registration statement declared effective within 120 days of receipt of the holders' Demand Registration Request, the conversion price is subject to adjustment by increasing the percentage discount from 25% to 35% and increasing by an additional 2% for each month for up to six months. In the case of conversion, in the event that the shares of Common Stock are not converted within 10 days following the receipt by the Company of a valid conversion notice, the Company shall pay to the converting Preferred Shareholder an amount, as liquidated damages, equal to 1% per day of the purchase price of the shares converted.

     The Company had heretofore filed, and withdrew, a registration statement relating to the shares of its Common Stock issuable upon conversion of the Preferred Stock. At the time of such filing, the Company believed that it had not received a valid written demand by a majority of the holders of the Preferred Stock to require it to proceed with such registration statement. The Company further believes that, at the time such registration statement was withdrawn, and through and as of the date hereof, it likewise did not receive a written demand by the holders of a majority of Preferred Stock to file a registration statement.

     Several Preferred Shareholders have indicated that they intend to commence an action against the Company arising out of the failure of the Company for its failure to cause the conversion shares to be registered, seeking unspecified damages and/or seeking to rescind their purchase of the Preferred Stock. The Company believes that if any such action is commenced against it, it has good and meritorious defenses. In the event any such action is brought against the Company, and the Company does not prevail thereon, and is found to be responsible for damages or losses, such circumstance would have a material adverse effect upon the Company. The Company has had, and continues to have continuous discussions with representatives of the Preferred Shareholders concerning a resolution of the dispute arising out of the registration of the shares of the Company's Common Stock issuable upon conversion of the Preferred Shares. While no assurance may be given that such dispute will be satisfactorily resolved, the Company intends, however, to prepare and file such registration statement as soon as practicable to do so. The filing of such registration statement may not, however, resolve the dispute to the satisfaction of the Preferred Shareholders, and no assurance may be given that, even if such registration statement is filed by the Company, that the Preferred Shareholders may not thereafter commence an action against the Company.

     As of April 4, 1997, the Company had 2,427,368 shares of Common Stock issued and outstanding. Had all 14,000 shares of Series A Convertible Preferred Stock been converted, the Company would have been obligated to issue approximately an additional 6,327,683 shares of Common Stock to the holders of the Preferred Stock who, as a group, would then be in a position to control the business and affairs of the Company.

PRINCIPAL BUSINESS OF THE COMPANY

     As a result of the acquisition of Prompt Medical during 1996 and the pending acquisition of a majority interest in PCL (which will result in an indirect majority ownership of MSI), the business of the Company has and will significantly change and expand. Prior to such acquisitions and pending acquisition, the Company's sole business activities were through its subsidiary, ABC.

     ABC is a clinical oncology laboratory service and research company which currently performs and furnishes a patented in vitro chemosensitivity assay known as the Fluorescent Cytoprint Assay ("FCA") which aids oncologists in selecting those chemotherapeutic drugs most likely to be effective in treating a cancer patient's solid mass tumor. The FCA, which was developed by M. Boris Rotman, Ph.D., Professor of Medical Science at Brown University, Providence, Rhode Island, is a patented laboratory procedure that measures the effectiveness of specific chemotherapy drugs in destroying cancer cells retrieved from solid mass tumors removed from individual patients. Information provided by the test helps rule out ineffective drugs and assists the oncologists in determining appropriate chemotherapy.

     ABC also offers an ATPase cell viability assay ("ATP-CVA") which is a bioluminescent assay utilized for the determination of inhibition of metabolic activity in cancer cells. The Company uses the non-proprietary ATP-CVA in conjunction with Analytical Biosystem's FCA for the purpose of expanding the number of chemotherapeutic drugs which ABC can offer for in vitro drug response testing. Such expanded drugs include taxol, which is utilized in the treatment of breast and ovarian cancer. Analytical Biosystems intends that the FCA will be principally used for the assay of those chemotherapeutic drugs such as cisplatin, doxorubicin and mitomycin C which have the effect of bursting or killing cancer cells. With respect to other chemotherapeutic drugs which work in a different fashion such as taxol and taxotere, the ATP-CVA will detect the inhibition of metabolic activity. These two latter drugs, which have been approved by the Food and Drug Administration for the use in the treatment of breast, lung and ovarian cancer, will be assayed by the Company utilizing the ATPase assay. In addition, ABC has added navelbine to the chemotherapeutic drugs which it is capable to assay, which is currently used in the treatment of non-small cell lung cancer and whose effect is to burst or kill the cancer cells immediately. This drug is being assayed by Analytical Biosystems utilizing the FCA. See hereafter "Business -- The Clinical Oncology Laboratory Services of the Company."

     On October 21, 1996, Nu-Tech acquired substantially all of the assets of Prompt Medical Billing Services, Inc., a Florida corporation, as well as assuming certain liabilities. Prior to the acquisition Prompt Medical was engaged in the medical billing business with operations located in Miami, Florida. The asset acquisition was accomplished through Nu-Tech's newly formed subsidiary, NTBM Billing Services, Inc. Nu-Tech, through NTBM Billings Services, intends to retain and expand the medical billings business acquired from Prompt Medical. See "Recent Events -- Acquisition of Assets of Prompt Medical."

     On November 18, 1996, the United States Bankruptcy Court (Central District of California) approved the reorganization plan of Medical Science Institute, a California corporation ("MSI") which had been jointly submitted to the court by Nu-Tech and MSI. MSI had been operating as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code since October 1995. Pursuant to the plan, Nu-Tech acquired all of the capital stock of MSI and MSI became a wholly-owned subsidiary of Nu-Tech. MSI is a full service medical laboratory facility and its primary executive offices are located in Burbank, California. The completion of the acquisition of MSI was with the intent to resell and pass through ownership to PCL so as to result in the Company indirectly owning a majority interest in MSI through its majority interest in PCL. The transfer of MSI to PCL was effected on February 26, 1997, and the Company received from PCL substantially equivalent consideration and value that it paid in acquiring in MSI. MSI operates throughout the State of California.

     On November 8, 1996, Nu-Tech joined with Physicians Clinical Laboratory, Inc., a Delaware corporation, ("PCL") in submitting a plan of reorganization for PCL under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") whereby Nu-Tech will acquire 52.6% of the capital stock of PCL. PCL has been operating as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code since November 8, 1996 and prior to such time suffered significant losses and was in default of approximately $120,000,000 of debt. PCL is a full service clinical laboratory which provides a comprehensive battery of testing services. PCL operates throughout the State of California and its executive offices are located in Sacramento, California. The plan of reorganization is subject to the approval of the United States Bankruptcy Court and there can be no assurance that the plan will be approved by the court or that the acquisition of PCL will be consummated.

     The existing and potential customers of the Company and its subsidiaries are medical offices, physicians, patients, hospitals, health maintenance organizations ("HMOs"), community health centers, and third party insurance companies.

GENERAL BUSINESS DEVELOPMENTS WITHIN MOST RECENT FISCAL YEAR

DECEMBER 1996 PRIVATE PLACEMENT

     On December 2, 1996, the Company completed a private placement of 14,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") for an aggregate purchase price of $14 million. The Preferred Stock, by its terms, are convertible into shares of Common Stock at the lesser of $17.50 per share or

75% of the average closing price of a share of Common Stock as reported by Nasdaq for the five trading days prior to the date of the holders' notice of conversion. By reason of such conversion provisions, the holders of the Preferred Stock will have the right, until all of their Preferred Shares are converted, to always avail themselves of a conversion right at 25% below the prevailing market price. Therefore, the lower the market price for the Company's Common Stock, the greater the number of shares that the converting Preferred Shareholder will be able to receive, and the greater consequent dilution to existing shareholders. In addition, the issuance of shares of Common Stock by reason of conversion of the Preferred Stock may have a depressive effect upon the market in that there may not be depth or breadth in the market for the Company's Common Stock to absorb the sale of additional shares that may come to the marketplace by reason of conversions. Anything to the contrary notwithstanding, no holder of Preferred Shares is permitted to convert any portion of the Preferred Shares which would result in the holder being deemed the beneficial owner of 4.99% or more of the then issued and outstanding Common Stock of the Company.

     The holders of the Preferred Stock are entitled to require the Company, upon the demand of a majority of the holders of the registrable securities, to require the Company to file a registration statement with the Securities and Exchange Commission, registering for sale the Common Stock which the holders of the Preferred Stock may receive upon conversion. In the event the Company fails to have a registration statement declared effective within 120 days of receipt of the holders' Demand Registration Request, the conversion price is subject to adjustment by increasing the percentage discount from 25% to 35% increasing by 2% per month for up to six months thereafter. In the case of conversion, in the event that the shares of Common Stock are not converted within 10 days following the receipt by the Company of a valid conversion notice, the Company shall pay to the converting Preferred Shareholder an amount, as liquidated damages, equal to 1% per day of the purchase price of the shares converted.

     The Company had heretofore filed, and withdrew, a registration statement relating to the shares of its Common Stock issuable upon conversion of the Preferred Stock. At the time of such filing, the Company believed that it had not received valid written demands by a majority of the holders of the Preferred Stock to require it to proceed with such registration statement. The Company further believes that, at the time such registration statement was withdrawn, and through and as of the date hereof, it likewise did not receive a written demand by the holders of a majority of Preferred Stock to file a registration statement.

     Several Preferred Shareholders have indicated that they intend to commence an action against the Company arising out of the failure of the Company to cause the conversion shares to be registered, seeking unspecified damages and/or seeking to rescind their purchase of the Preferred Stock. The Company believes that if any such action is commenced against it, it has good and meritorious defenses. In the event any such action is brought against the Company, and the Company does not prevail thereon, and is found to be responsible for damages or losses, such circumstance would have a material adverse effect upon the Company. The Company has had, and continues to have continuous discussions with representatives of the Preferred Shareholders concerning a resolution of the dispute arising out of the registration of the shares of the Company's Common Stock issuable upon conversion of the Preferred Shares. While no assurance may be given that such dispute will be satisfactorily resolved, the Company intends, however, to prepare and file such registration statement as soon as practicable to do so. The filing of such registration statement may not, however, resolve the dispute to the satisfaction of the Preferred Shareholders, and no assurance may be given that, even if such registration statement is filed by the Company, that the Preferred Shareholders may not thereafter commence an action against the Company.

     As of April 4, 1997, the Company had 2,427,368 shares of Common Stock issued and outstanding. Had all 14,000 shares of Series A Convertible Preferred Stock been converted, the Company would have been obligated to issue approximately an additional 6,327,683 shares of Common Stock to the holders of the Preferred Stock who, as a group, would then be in a position to control the business and affairs of the Company.

     Under various agreements related to the sale of the Preferred Stock, the Company paid to several investment bankers approximately $1,380,000 from the gross proceeds and agreed to issue up to 60,000 shares of common stock and five year Common stock purchase warrants to purchase 85,714 shares of common stock exercisable at $15.00 per share. The Company has engaged certain financial public relations firms for which such firms have been paid an aggregate of $1,355,000, which funds were paid from the offering proceeds.

APRIL 1996 PRIVATE PLACEMENT

     On April 12, 1996, the Company completed a private offering, under Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder, of 250,000 shares of its Common Stock to 36 investors for an aggregate of $2,875,000. The Company paid to the placement agent commissions of $143,750 (5% of the gross proceeds of the April Offering), an expense allowance of $20,000, and Common Stock purchase warrants to purchase 75,000 shares of the Company's Common Stock at an exercise price of $14.50 per share, subject to adjustment. The Company realized net proceeds of approximately $2,596,000 after deduction of the placement agent commissions and expenses, legal fees, blue sky filing fees and other miscellaneous expenses. The proceeds were used for general working capital purposes as well as certain costs and expenses related to the PCL, MSI and Prompt Medical acquisition activities.

     An aggregate of 250,000 shares of Common Stock were issued to investors in the April Offering. Investors in the April Offering were granted certain demand and piggyback registration rights for the shares of Common stock sold in the April Offering. In satisfaction of certain alleged claims by the investors in the April Offering that the Company had failed to timely register the Shares owned by such investors, the Company has agreed to issue one-half share to the investors for each Share purchased in the April Offering.

PROPOSED ACQUISITION OF MAJORITY INTEREST IN PHYSICIANS CLINICAL LABORATORY

     The proceeds of the Series A Preferred Stock offering discussed above were used in furtherance of, among other things, the acquisition of certain debt securities of Physicians Clinical Laboratory, Inc., a Delaware corporation ("PCL"), which is a full service clinical laboratory capable of providing a comprehensive battery of testing services. PCL is a publicly held corporation which, until recently, filed reports with the Commission under the Securities Exchange Act of 1934, as amended. PCL is delinquent in its filings with the Commission and has not filed any reports since the quarter ended May 31, 1996. PCL has been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code since November 8, 1996. PCL's common stock is traded in the over-the-counter market of the National Securities Dealers Automated Quotation System under the symbol "PCLI". PCL reported net revenues of approximately $111,111,000 and $90,000,000 for the fiscal years ended February 28, 1995 and February 29, 1996, respectively. PCL had net losses of approximately $67,500,000 for the fiscal year ended February 29, 1996. The Company believes that the loss of PCL for the year ended February 28, 1997 will be approximately $33,600,000. PCL has operations throughout the State of California and has been operating since 1992. PCL is continuing to incur significant ongoing losses and is in default on approximately $80,000,000 in senior secured debt (the "Senior Debt") and approximately $40,000,000 in subordinated debt (the "Subordinated Debt").

     Nu-Tech has reached an agreement with the holders of the Senior Debt, Subordinated Debt and the management of PCL whereby Nu-Tech will acquire a 52.6% interest in PCL. The terms of the agreement provide that PCL would file a plan of reorganization under Chapter 11 of the United States Bankruptcy Code to effectuate the agreement (the "PCL Plan"). On November 8, 1996, PCL and the Company filed the PCL Plan with the U.S. Bankruptcy Court located in the Central District of California (Case No. SV96-23185-GM). As required by the aforementioned agreement, the Company purchased approximately $13,300,000 of Senior Debt for $10,000,000 on November 7, 1996 in advance of the filing of the PCL Plan with the bankruptcy court. In accordance with the PCL Plan, certain holdings of Senior Debt contributed $10,000,000 in DIP financing to PCL, which under the terms of the reorganization, will be forgiven. The PCL Plan also requires that the Company purchase an additional 17% of the capital stock of PCL for $5,000,000 upon approval of the PCL Plan. Pursuant to the PCL Plan, and assuming approval of the PCL Plan by the bankruptcy court, the debt purchased by Nu-Tech will be converted into 35.6% of the common stock of PCL, which together with the 17% purchased for $5,000,000, will result in NuTech owning 52.6% of the outstanding common stock of PCL. The $5,000,000 obligation of the Company will be satisfied through the satisfaction of the $5,000,000 Note of PCL to the Company issued in connection with the sale and transfer of MSI by the Company to PCL. The PCL Plan is subject to the approval of the bankruptcy court and there can be no assurance such approval will be obtained or that the acquisition will be consummated. The Company has had, and continues to have continuous discussions with representatives of the Preferred Shareholders concerning a resolution of the dispute arising out of the registration of the shares of the Company's Common Stock issuable upon conversion of the Preferred Shares. While no assurance may be given that such dispute will be satisfactorily resolved, the Company intends, however, to prepare and file such registration statement as soon as practicable to do so. The filing of such registration statement may not, however, resolve the dispute to the satisfaction of the Preferred Shareholders, and no assurance may be given that, even if such registration statement is filed by the Company, that the Preferred Shareholders may not thereafter commence an action against the Company. There can be no assurance that the Company will be able to consummate the PCL acquisition or to successfully operate the business even if the PCL acquisition is consummated. On January 29, 1997, the Bankruptcy Court having jurisdiction of PCL approved the acquisition by PCL of MSI from the Company.

     Pursuant to the PCL Plan, J. Marvin Feigenbaum, President and Chief Executive Officer of the Company, was appointed Chief Operating Officer of PCL. It is contemplated that Mr. Feigenbaum will serve in such capacity pending the bankruptcy court's determination of the PCL Plan. Mr. Feigenbaum receives a salary of approximately $104,000 on an annualized basis from PCL for his services. In the event the PCL Plan is consummated, Nu-Tech will have the right to nominate three persons to the five member Board of Directors of PCL. In the event the PCL Plan is not consummated, Nu-Tech shall not be entitled to nominate any person to the PCL Board of Directors.

     There can be no assurance that the PCL Plan will be consummated, or if consummated, will be upon the terms as originally submitted to the bankruptcy court. Should the PCL Plan not be consummated, Nu-Tech will be a creditor of PCL. Under the terms of the PCL Plan, however, no competing offer for PCL may be accepted by the bankruptcy court unless (i) such competing offer is at least $2.5 million higher than the bid by Nu-Tech and (ii) on the effective date of the competing plan Nu-Tech receives $1.88 million in cash as compensation for its time and expense in pursuing the PCL Plan.

ACQUISITION AND DISPOSITION OF MEDICAL SCIENCE INSTITUTE

     On November 18, 1996, the United States Bankruptcy Court of the Central District of California (the "Court") (Case No. LA 95-37790 TD) approved the first Amended Plan of Reorganization (the "MSI Plan") of Medical Science Institute ("MSI") pursuant to which Nu-Tech acquired all of the capital stock of MSI. Nu-Tech and MSI submitted the MSI Plan to the court on October 18, 1996. MSI is engaged in the medical laboratory business primarily in the State of California and had been operating under Chapter 11 of the U.S. Bankruptcy Code since October 26, 1995. MSI provides clinical laboratory testing services, including testing of human tissue and fluid specimens to physicians, managed-care organizations, hospitals and other health care providers. MSI is a California corporation with its principal executive offices located in Burbank, California. The completion of the acquisition of MSI was with the intent of reselling and passing through such ownership to PCL for consideration and value substantially equal to that paid by the Company.

     In connection with the initial acquisition of Medical Science Institute ("MSI"), by Order of the Bankruptcy Court, Central District of California, confirming the First Amended Plan of Reorganization of MSI, Fausto Mendez, Jr., the sole shareholder of MSI, received shares of Nu-Tech stock having a then value of $2 million. Based upon the formula provided, Mr. Mendez received 134,228 shares. Mr. Mendez entered into an employment agreement with MSI, concurred in by Nu-Tech, pursuant to which Mr. Mendez is to receive the sum of $275,000 in cash through his sale of a portion of the Nu-Tech stock to be issued to him. In addition, $225,000 of Nu-Tech shares to be issued to Mr. Mendez (approximately 15,100 shares) was permitted to be transferred by Mr. Mendez to a putative claimant of an ownership interest in MSI in consideration of a settlement agreement entered into with such individual and a general release in favor of MSI.

     Pursuant to the MSI Plan, the holders of all of the MSI capital stock (including any and all options, warrants and other convertible securities) received 134,228 shares of Common Stock of Nu-Tech based upon the average closing price of a share of Common Stock on the Nasdaq Small Cap Market for the 15 day period preceding November 18, 1996 ($14.90 per share). The recipients of Nu-Tech's Common Stock are entitled to "piggyback" registration rights with respect to such shares. Of the 134,228 shares of the Company's Stock issuable to Mr. Mendez, 99,228 shares may not be sold prior to November, 1998 without the consent of the Company. All of such shares have been registered for sale, and 35,000 shares may accordingly be presently sold. In addition, Mr. Mendez received a loan of $100,000 from the Company repayable in two years and secured by the shares of the Company's Common Stock received by him.

     In addition, Nu-Tech agreed to make certain other payments to creditors of MSI, and assumed certain obligations under the MSI Plan. These payments include:
(i) approximately $750,000 to pay administrative claims of professionals (ii) an additional $425,000 to pay professional administrative claims payable over 12 months (iii) approximately $572,000 payable for federal and state payroll taxes
(iv) approximately $2,500,000 to Austin Financial Services, Inc., a secured creditor of MSI (v) trade payables in the amount of approximately $738,000 (vi) $75,000 payable to the federal government in satisfaction of certain claims and
(viii) $750,000 payable to general unsecured creditors. At the hearing confirming the MSI Plan held on

November 18, 1996, the Company tendered $2,250,000 to the Court with respect to such payments. As reported in the Company's Form 8-K/A filed on January 31, 1997, certain adjustments had been made with respect to such payments.

     Pursuant to Agreement dated February 26, 1997, the Company sold and transferred to PCL all of its interest in MSI in consideration for PCL paying to the Company $2,643,000 which represented amounts lent or contributed by the Company to MSI, and issued a promissory note of PCL in the principal amount of $5 million this Note will be satisfied by the issuance by PCL of 17% of the reorganized PCL common stock and will be in full satisfaction of the Company's $5 million purchase obligation to PCL for such 17% interest.

     With respect to the sums payable under the MSI Plan to Austin Financial, the Company obtained a loan in the principal amount of $2,500,000 from a third party lender on December 2, 1996 and utilized the loan proceeds to pay off Austin Financial. The loan bore interest at 15% per annum. All principal and interest on the loan was payable on January 31, 1997. The loan was secured by the Company's 16.4447% participation interest in a credit facility dated April 1, 1994 between the lender and Physicians Clinical Laboratory, which participation represents the Company's purchase of the approximate $13,300,000 of debt securities of PCL. The loan was further secured by a personal guaranty of the Company's President, J. Marvin Feigenbaum. The third party lender was a significant creditor of PCL and has agreed to the terms of the PCL Plan. On January 23, 1997, the Company obtained a new loan from a new third party lender in the principal amount of $2,000,000. The proceeds of this new loan were used to repay the remaining balance of the $2,500,000 loan. The new loan bore interest at 7.5% per annum and was due and payable 60 days from the date of the loan. The lender also received 5-year Common Stock Purchase Warrants to purchase 100,000 shares of Common Stock of the Company at $11.50 per share. On February 26, 1997, this new loan was repaid. The new loan was secured by a pledge of the Company's stock ownership in MSI as well as the participation interest referred to above in the PCL debt. The new third party lender is a significant stockholder of the Company. The Company repaid the new loan on February 26, 1997. The 100,000 shares underlying the warrants issued to the new lender have been registered pursuant to a Registration Statement filed with the Securities and Exchange Commission.

     Mr. Mendez, formerly President of MSI, has entered into an employment agreement with MSI pursuant to which he will be employed at a salary of $182,000 per year. Mr. Mendez also has the right to serve on the Board of Directors of MSI. Mr. Mendez will also receive options to purchase 10,000 shares of Nu-Tech Common Stock for every $1,000,000 of annual collectible revenues obtained by MSI through the acquisition of other businesses by MSI in which Mr. Mendez acted as the procuring cause. The options to be granted, if any, will bear an exercise price equal to the fair market value of Nu-Tech's Common Stock at the time of grant.

ACQUISITION OF BUSINESS ASSETS OF PROMPT MEDICAL BILLING, INC.

     On October 21, 1996, the Company, through a newly formed wholly-owned subsidiary, NTBM Billings Services, Inc. ("NTBM") acquired substantially all of the medical billing service assets of Prompt Medical Billing, Inc., a privately owned Florida corporation engaged in the medical billing service business in Miami, Florida. The Company acquired the assets for a total consideration of $675,000 consisting of $100,000 in cash and 37,504 shares of restricted common stock. The number of shares may be subject to increase in the event the fair market value of the shares at the termination of the two year period is less than $500,000 or in the event that the holders thereof sell the shares for less than $500,000. All of the consideration paid by the Company has been placed into escrow for a period of up to two years, to be released upon attainment of certain performance levels of NTBM. The Company has filed a registration statement with the Securities and Exchange Commission registering the 37,504 shares issued to the former shareholders of Prompt Medical for sale. The escrowed cash consideration will be released from escrow in eight quarterly installments of $12,500 together with interest. Additionally, NTBM has entered into a two year $20,000 per annum employment agreement with a former principal and executive officer of Prompt Medical. NTBM also entered into a consulting agreement with Health Systems Development Corporation for a term of two years at approximately $5,000 per month plus commissions on new business brought in by them.

OTHER EVENTS

  Termination of Clinical Trials Agreement

     On August 14, 1995, ABC entered into an agreement (the "Clinical Trials Agreement") with a research institution (the "Institution") and certain individuals (the "Principal Investigators") related to the conduct and performance of certain proprietary research and development activities to be performed and/or coordinated on a work for hire basis on behalf of ABC by the Institution. The Clinical Trials Agreement was terminated by the Company in August 1996 as a result of the Institution's inability to obtain the requisite number of accruals and the Company has commenced action against the institution for return of $54,000 representing the balance of an advance made by the Company. The Company is discussing new clinical trials with several medical research institutions. There can be no assurance that the Company will be successful in reaching agreements with these research institutions or that the clinical trials will be completed.

  Rhode Island Laboratory License

     Analytical Biosystems has received approval, effective May 21, 1996, from the State of Rhode Island Department of Health that its clinical laboratory license had been expanded to include laboratory testing for routine chemistry, histopathology and cytology and that the expanded testing approvals had been added to the CLIA database.

     The expansion of the clinical license will allow ABC to provide additional services to health care providers and to bill third party insurance carriers under existing CPT codes which are included in these licenses. Management believes that these changes to its clinical license, and the resultant ability to utilize existing CPT codes, increases ABC's ability to obtain reimbursement for its testing procedures.

  August 1994 Placement

     On August 9, 1994, the Company completed a private offering of its securities to 15 investors for an aggregate of $620,000. The private placement was intended to comply pursuant to Section 4(2) under the Act and/or Regulation D promulgated thereunder. The securities sold by the Company comprised (i) $400,000 principal amount of 7% Promissory Notes due the earlier of August 1, 1995 or upon the completion of a public offering of Common Stock of the Company in which the Company receives gross proceeds of not less than $5 million, (ii) 57,143 shares of Common Stock for an aggregate of $200,000, and (iii) 114,286 Common Stock Purchase Warrants for an aggregate of $20,000; each Warrant representing the right to purchase one share of Common Stock commencing September 1, 1995 through July 31, 2001 at an exercise price of $7.00 per share. The Promissory Notes were repaid in full when the Company completed its public offering in December 1994.

     The proceeds of the August 1994 offering were principally intended to fund and sustain the Company's operations through December 31, 1994 and to fund expenses to be incurred in connection with the completed public offering.

     THE COMPANY HAS FILED A REGISTRATION STATEMENT WITH THE SECURITIES AND EXCHANGE COMMISSION COVERING THE 57,143 SHARES OF COMMON STOCK AND THE SHARES OF COMMON STOCK UNDERLYING THE 114,286 WARRANTS SOLD IN THE AUGUST 1994 OFFERING.

  April 1995 Placement

     On April 27, 1995, the Company, in a private transaction effected with eight investors, sold an aggregate of 120,000 shares of Common Stock and an aggregate of 45,714 Common Stock Purchase Warrants (the "Warrants") for an aggregate of $722,285.70. The private placement was intended to comply pursuant to Section 4(2) under the Act and/or Regulation D promulgated thereunder. The Warrants are exercisable at $7.00 per share through July 31, 2001, and the Warrantholders were accorded certain piggyback registration rights with respect to the shares of Common Stock underlying the Warrants. The Company has filed a Registration Statement with the Securities and Exchange Commission covering the 120,000 shares of Common Stock issued in connection with the

April 1995 placement. The proceeds received by the Company as a result of the aforesaid transaction were used for additional working capital purposes.

  July 1995 Placement

     On July 14, 1995, the Company, in a private transaction effected with seven investors, sold an aggregate of 93,335 shares of Common Stock and an aggregate of 35,408 Common Stock Purchase Warrants (the "Warrants") for an aggregate of $561,780.40. The private placement was intended to comply pursuant to Section 4(2) under the Act and/or Regulation D promulgated thereunder. The Warrants are exercisable at $7.00 per share through July 31, 2001, and the Warrantholders were accorded certain piggyback registration rights with respect to the shares of Common Stock underlying the Warrants. The proceeds received by the Company as a result of the aforesaid transaction were to make available to the Company additional working capital.

THE CLINICAL ONCOLOGY LABORATORY SERVICES OF THE COMPANY

     ABC is a clinical oncology laboratory service and research company which principally performs a patented in vitro chemosensitivity assay known as the FCA. The FCA, which was developed by M. Boris Rotman, Ph.D., Professor of Medical Science at Brown University, Providence, Rhode Island, measures the effectiveness of specific chemotherapy drugs in destroying cancer cells retrieved from solid mass tumors removed from individual patients. The FCA tests cancer tissue taken from the individual's tumor against many of the chemotherapeutic agents likely to be used for that tumor type. Information provided by the test helps rule out ineffective drugs and assists the oncologists in determining the most appropriate chemotherapy.

     The Company also offers an ATP Cell Viability Assay ("ATP-CVA") which is a bioluminescent assay utilized for the determination of inhibition of metabolic activity in cancer cells. It is the Company's intention to use the non-proprietary ATP-CVA in conjunction with the Company's FCA for the purpose of expanding the number of chemotherapeutic drugs which the Company can offer for in vitro response testing. The Company's FCA will be principally used for the assay of those chemotherapeutic drugs which have the effect of bursting or killing cancer cells. With respect to other chemotherapeutic drugs which work in a different fashion, the ATP-CVA will detect the inhibition of metabolic activity. One of the latter drugs to work in this fashion is taxol, which has been approved by the Food & Drug Administration for the use in the treatment of breast, lung and ovarian cancer and will be assayed by the Company utilizing the ATP-CVA assay. In addition, the Company has added to the chemotherapeutic drugs which it is capable to assay, navelbine, which is currently used in the treatment of non-small cell lung cancer and whose effect is to burst or kill the cancer cells. This drug is being assayed by the Company utilizing the FCA.

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

  The Development of the Company's FCA

     Since the 1950's, scientists and researchers have attempted to culture tumor cells in vitro (outside of the body) and to test their response to various chemotherapeutic agents. A number of clonogenic and non-clonogenic assays using single cells derived from tumors were proposed to predict chemosensitivity in cancer patients. In a clonogenic assay only stem cells (cells that can form clones) are utilized. In a non-clonogenic assay all the different types of the cells of the tumor are utilized. Although single cell based assays are generally effective in determining whether a tumor will be resistant to a particular chemotherapy (i.e. negative predictive), they cannot predict whether a chemotherapy could be successful in treating the tumor (i.e. positive predictive). M. Boris Rotman, Ph.D., Professor of Medical Science at Brown University, Providence, Rhode Island, developed a micro-organ culture system which is a patented portion of the Company's FCA. The FCA, based on technology that has little in common with single-cell assays, maintains tumor fragments (micro-organs) in miniaturized organ cultures while they are tested for responsiveness to therapeutic agents. This method permits assessment of tumor cultures in a manner more closely approximating the in vivo (in the body) state. Dr. Rotman, in developing the FCA, arrived at a method of preserving the architectural integrity of the tumor as well as intercellular contacts so that a representative sample of the entire tumor cell population can be tested. As a result, unlike other assays currently being marketed which are only utilized to predict a patient's resistance to particular drugs, the FCA is able to enhance the ability of the physician to assess whether a drug will be successful in treating the tumor.

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

  The FCA Technology

     The Company's FCA is founded upon two essential concepts: (1) the use of fluorochromasia, a process which permits visual assessment of the effect of chemotherapy on cancer cells without destroying the clusters of cells; and (2) the isolation of micro-organs of tumor tissue, which retain the three-dimensional architecture of cancer cells as they exist in the patient.

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

     Since 1986, the Company has performed over 4,300 assays from over 260 different hospitals and physicians. The Company has correlated data, both retrospective and prospective, from 365 case studies collected from institutions such as Roswell Park Memorial Institute, Hoag Cancer Center, and Memorial Sloan-Kettering Cancer Center, as well as data from other physicians using the assay to treat their patients. To date, the overall experience of the Company is that the FCA has been 92% accurate in predicting resistance and 76% accurate in predicting sensitivity (whether a drug will be effective in destroying cancer cells). See "Business -- Market Information" for further information regarding future prospective clinical trials.

     The following table details the types of tumors assayed by the Company from 1986 through December 31, 1996:

                Gynecological........................................    864
                Breast...............................................    689
                Gastroenterological..................................    613
                Pulmonary............................................    381
                Head and Neck........................................    322
                Sarcoma (all types)..................................    272
                Neurological.........................................    207
                Melanoma.............................................    182
                Genitourinary Tract..................................    159
                Lymphoma.............................................    149
                Unknown Primary......................................    171
                Miscellaneous Other..................................    314
                                                                       -----
                     Total...........................................  4,323
                                                                       =====

  The Assay Procedure

     Freshly excised tumor specimens are transported to the Company's laboratory in a cold culture medium (below 10 degrees C) and processed within 48 hours of surgery. The patient's doctor advises the Company which chemotherapeutic agents to test. A 500-mg biopsy specimen is sufficient to test 10 drugs at different levels of concentration. Partial digestion of minced viable tumor tissue in a mild enzyme solution liberates micro-organs consisting of viable malignant cells. The fluorescein monoacetate easily penetrates the lipid bi-layer of the cell membrane. Once within the cell, the fluorescent monoacetate transforms to fluorescein which, if the cell membrane is intact and the cell is viable, accumulates for a short time within the cell rendering it strongly fluorescent when viewed in a light source that excites fluorescein. On the other hand, a dead or dying cell's membrane is "leaky" and permeable to fluorescein, which therefore does not accumulate. Since accumulated fluorescein does diffuse slowly (in about two hours) out of viable cells and brief exposure to fluorescein is not cytostatic or cytotoxic, cell viability testing can be repeated several times during the course of the assay in the same culture.

     The micro-organs are immobilized in collagen-impregnated cellulose and placed on the culture plate. The pattern ("cytoprint") of fluorescent micro-organs is recorded by computer imaging. After a 24-hour incubation, anti-cancer drugs are added to the culture, which is then incubated for an additional 48 hours. The culture medium is then replaced by a drug-free medium; after a further 96 hours of incubation, tumor kill is assessed by repeating the fluorescent cytoprint procedure. Accordingly, results are generally available from seven-ten days after receipt of the tumor specimen.

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

     The following are the chemotherapy drugs presently available for testing:

Actinomycin D                    Doxorubicin             Mitoxantrone Navelbine
Bleomycin                        Etoposide (VP 16)       Streptozocin ThioTEPA
Carboplatin                      5-Fluorouracil          Taxol
Carmustine                       FUDR                    Vinblastine
Cisplatin                        Gemcitabine             Vincristine
Cyclophosphamide(Analog)         Lomustine Melphalan

     While there are approximately 50 anti-cancer agents for solid tumors, the above drugs constitute the predominant agents currently utilized in chemotherapy treatment for solid mass tumors.

  Image Processing and Management for the FCA

     In 1995 the Company entered into an agreement with Loats Associates who were engaged for the purpose of evaluating, redesigning, configuring, assembling and installing a new and improved version of the imaging system currently utilized by ABC in connection with the quantitative evaluation of assays performed utilizing the FCA. The project was completed by Loats Associates in December, 1995. The Company's goal, which was accomplished by Loats Associates, was to implement an automated system which would provide stable, reproducible evaluation of FCA fluorescent cytoprint images and generate hard copy reports of chemosensitivity results for transmission to physicians. The improved version of the imaging system also allows the transference of data to and from front office functions such as order entry, receiving and billing, and provides the Company with the capability for data-basing patient outcome results. The system's enhanced software applications provide the Company with the capability to:

          (i) identify and warn the technicians of possible outcome failures;

          (ii) normalize quantitative measures;

          (iii) record fluorescence changes in micro-organ images during the assay procedure and to correct for such changes; and

          (iv) assess the percent cell kill as a measure of chemosensitivity.

     The new system consists of a video image acquisition system, a robotic specimen plate delivery mechanism and software to analyze and evaluate the video images of the FCA micro-organ cultures, calculate chemosensitivity results, control the specimen plate delivery robot and track and database data related to the entire FCA procedure. The proprietary software allows the Company to verify and document proper and repeatable operation of video image acquisition equipment according to required laboratory protocols relating to the verification of accuracy, linearity and repeatability. Management believes that the upgraded imaging system, which allows for computerized quantification of the Company's FCA, has eliminated human judgment from the interpretation of the assay results. This substantially improves the validity of the FCA procedure and streamlines the process.

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

     This patent covers methods for preparing tumor biopsies for chemosensitivity assays by mechanically and enzymatically dissociating the tissues into micro-organs and removing non-aggregated cells (particularly blood cells) from the preparation.

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

  Government Regulation; Licenses

     ABC and its principal product, the FCA, is subject to regulation by a division of the U.S. Department of Health and Human Services, Health Care Finance Administration ("HCFA") under the Clinical Laboratories Improvement Act of 1988 ("CLIA"). These regulations mandate that all clinical laboratories be certified to perform testing on human specimens and provide specific conditions for certification. These regulations also contain guidelines for the qualification, responsibilities, training, working conditions and oversight of clinical laboratory employees. In addition, specific standards are imposed for each type of test which is performed in a laboratory. CLIA and the regulations promulgated thereunder are enforced through continuous quality inspections of test methods, equipment, instrumentation, materials and supplies on a biennial and "spot" basis; the most recent of which occurred on April 9, 1996. Any change in CLIA or these regulations or in the interpretation thereof could have a materially adverse effect on the Company's business, prospects, financial condition or results of operations. To its knowledge, the Company is in compliance with the currently applicable regulations of HCFA. At the present time, the U.S. Food and Drug Administration ("FDA") does not regulate the FCA.

     ABC holds a clinical laboratory license from the State of Rhode Island and a federal laboratory registration certificate to permit the interstate shipment of tumors and billing. The Company also holds a wastewater discharge permit from the Warwick, Rhode Island Sewer Authority.

  Professional and Product Liability

     As a clinical laboratory performing assay services, the Company may be subject to professional and/or product claims. While no claims or actions have been asserted against or instituted to date arising out of the performance by the Company of any assay, any such actions in the future may subject the Company to liability for damages and significant costs associated with the defense of such action or claim. ABC presently maintains professional liability insurance in the amount of $1,000,000 per claim and $3,000,000 aggregate as well as product liability insurance in the amount of $10,000,000 per occurrence and $10,000,000 aggregate. In addition, both MSI and PCL maintain professional liability insurance in the amount of $10,000,000 per claim and $10,000,000 aggregate, and product liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 aggregate. There can be no assurance, however, that this coverage will be adequate to protect the Company, MSI or PCL against future claims or that insurance will be available to the Company, MSI or PCL against future claims or that insurance will be available to the Company, MSI or PCL in the future on acceptable terms, if at all, or that a liability or other claim would not materially and adversely affect the business, prospects, financial condition or results of operations of the Company, MSI or PCL. The Company intends, however, if feasible, to increase the amounts of such insurance coverage to such greater amount as management, in its discretion, may determine having due regard to the cost of such insurance coverage.

  Market Information

     The Company's potential customers are medical offices surgeons, oncologists, pathologists, patients, hospitals, health maintenance organizations ("HMOs"), community health centers, and third party insurance companies. The Company had attempted only limited marketing of the FCA. The commercial success of the Company is materially dependent upon the ability of the Company to educate the medical community generally, and oncologists, surgeons, hospitals and HMOs in particular, of the benefits and applications of the Company's assay, and to distinguish the Company's technology from existing technology in the field and assays marketed by others. The process of educating the physician regarding the use and benefits of a new technology such as the FCA is, in the Company's opinion, difficult. The success of such education and marketing efforts will be materially dependent upon the ability of the Company to attract and assemble a national medical service sales force through which the Company's assay will be marketed. Upon completion of the PCL acquisition, the Company intends to market the FCA through PCL and MSI on terms to be negotiated.

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

     According to statistical information published by the American Cancer Society, over 1.1 million new cancer patients will be diagnosed each year. Of these 1.1 million cancer patients, approximately 80% will have solid tumors. A portion of those patients (estimated by the Company based upon published literature to be approximately 25%) will be treated with chemotherapy, and are therefore candidates for the FCA. In addition, over 2.2 million patients previously diagnosed with cancer whose first line chemotherapy treatment has been ineffective or who have experienced a relapse are also candidates for the FCA. Of these 2.2 million cancer patients, approximately 80% will have solid mass tumors. A portion of these patients, estimated by the Company based upon published literature (estimated to be 25%), will be treated with chemotherapy and will be candidates for the FCA.

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

  Competition

     At the present time, there are several companies which commercially market chemoresistant assays. The Company believes that it is the only company currently marketing a patented chemosensitivity assay in the United States. The Company believes that it competes based upon its patented technology, the high evaluability rate (i.e. the ability to successfully test the tumor) for most types of human solid tumors, and the positive and negative predictive accuracy of the Company's FCA assay. There can be no assurance that the Company's competitors will not succeed in developing technologies and services that are more accurate and effective than the Company's FCA or any other assay which may be developed by the Company or that would render the Company's technology and services obsolete or noncompetitive. In addition, in the event of the future development and approval of chemotherapeutic drugs which are not capable of being assayed by the FCA and such drugs become commonly used, such event may materially affect the ability of the Company to market the FCA.

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

     Competition in the clinical laboratory industry is intense. Each of MSI and PCL competes with other independent clinical laboratories as well as laboratories located in physicians' offices and in hospitals. Several regional and national independent clinical laboratories are larger and have greater financial resources that either MSI or PCL. Each of MSI or PCL may encounter more intense and varying levels of competition from other independent clinical laboratory companies in the future. In addition, changes in the regulatory environment in which each of MSI and PCL operates could affect the basis for competition in the industry, and could thereby have a material adverse effect on each of MSI and PCL's results of operations. There is also competition in the industry for acquisition candidates, and there can be no assurance that such candidates will be available to Nu-Tech, MSI or PCL on favorable terms, or at all.

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

     Research and development activities are conducted by the Company's regular full-time employees as part of their principal employment functions. It is impractical for the Company to attempt to quantify or separately segregate the amount of time and overhead attributable to research and development activities from all other activities; particularly since existing laboratory and scientific activities associated with the FCA benefit the Company from a general research and development point of view. For the years ended December 31, 1996 and 1995, the Company expended approximately $91,000 and $77,000 respectively for specifically identifiable research and development activities.

  New Product Development

     In December of 1990, the Company commenced the development of the Radiation-Mediated Chemotherapy Enhancement (RMCE), which utilizes technology protected by the Company's current patents. This project is intended to evaluate the effectiveness of combined chemotherapy and radiation treatment using the FCA technology in conjunction with irradiation of the tumor specimen. The research project is based on the in vivo observation that some cytotoxic drugs are potentiators (i.e. enhance effectiveness) of radiation treatment. Dr. Rotman and Brown University completed, in May 1993, a project funded by both Rhode Island Partnership for Science and Technology (RIPSAT) and the Company, involving preliminary studies on colon tumors. If the Company successfully concludes research and development on the RMCE, the Company expects to add this process as an additional laboratory service. The Company projects that commercialization of the RMCE will not be ready for several years. Combination therapy using radiation and chemotherapy together is a new and emerging method of cancer treatment.

     The research and development of the RMCE project was carried out under an agreement dated December 14, 1990 between the Company and RIPSAT under which Brown University was designated as the research facility. RIPSAT has reimbursed the Company approximately $320,000 for the project costs, representing 60% of the project costs; the remaining 40% of the project costs were borne by the Company through the contribution of assets or property. The funds advanced by RIPSAT were principally paid by the Company to Brown University. The Company remains indebted to Brown University in the amount of approximately $66,000 as of December 31, 1996.

     As part of its agreement with RIPSAT, the Company has agreed to maintain a facility in the State of Rhode Island. In the event that the Company relocates outside of the State of Rhode Island, the amount of advances by RIPSAT become due and payable in one year from such relocation, together with interest at 2% above the prevailing prime rate of interest. The Company does not have the present intention to relocate its facilities outside of the State of Rhode Island. Under and pursuant to its agreement with RIPSAT, Brown University was designated as the research facility, and Dr. Rotman was the principal investigator. Brown University was to perform the research program in connection with the RMCE project, for which it was to be reimbursed for its costs, not to exceed $375,000. As of the date hereof, the research on the RMCE project has not been completed. Although the term of Brown University's engagement to perform research services expired on May 31, 1993 and has not been further renewed, it is the intention of the Company to continue such research at its own facility or through Brown University or other alternate research facilities. The Company projects that the development of this technology will be finished with the conclusion of clinical trials, but that commercialization of the RMCE will not be ready for several years.

  Employees

     As of March 1, 1997, the Company had 11 employees, of which 8 were full-time employees, including its one executive officer, and 3 were part time employees. None of the Company's employees are represented by a labor union, and the Company considers its relationship with its employees to be good. PCL and MSI employ approximately 1,100 and 200 full time employees, respectively.

ITEM 2.  PROPERTIES

     Nu-Tech maintains offices in New York, New York of approximately 2,000 square feet of office space under a lease for a term of five years and three months commencing May 31, 1995 and terminating August 31, 2000. The base rent for this facility is $4,709 per month. ABC maintains its administrative offices and clinical laboratory in Warwick, Rhode Island. This facility is comprised of approximately 4,064 square feet of office and laboratory space. The present facilities are occupied under a month-to-month basis at a rental of $2,030 per month. NTBM maintains offices in Miami, Florida of approximately 1,100 square feet of office space on a month-to-month rental of $1,995 per month.

     While its present facilities of ABC are adequate for its present needs and are sufficient to enable ABC to process approximately 900 assays per month, the Company does not view such premises to be adequate for its anticipated future needs in the event its planned marketing efforts are successful. In such case, the Company will require additional laboratory and administrative facilities for its ABC subsidiary. The Company believes that adequate facilities are readily available in the greater Providence, Rhode Island area at competitive rentals. A relocation of the Company's laboratory will require a re-licensing of the new facility as a clinical laboratory under CLIA and by the State of Rhode Island. The Company does not view the prospect of re-licensing a new facility as having to result in a material adverse effect on the Company, though there may be some temporary interruption in the processing of assays unless the Company overlaps in relocating from one facility to another.

ITEM 3.  LEGAL PROCEEDINGS

     On December 2, 1996, the Company completed a private placement of 14,000 shares of Series A Convertible Preferred Stock (the "Preferred Stock") for an aggregate purchase price of $14 million. The Preferred Stock, by its terms, is convertible into shares of Common Stock at the lesser of $17.50 per share or 75% of the average closing price of a share of Common Stock as reported by Nasdaq for the five trading days prior to the date of the holders' notice of conversion. By reason of such conversion provisions, the holders of the Preferred Stock will have the right, until all of their Preferred Shares are converted, to always avail themselves of a conversion right at 25% below the prevailing market price. Therefore, the lower the market price for the Company's Common Stock, the greater the number of shares that the converting Preferred Shareholder will be able to receive, and the greater consequent dilution to existing shareholders. In addition, the issuance of shares of Common Stock by reason of conversion of the Preferred Stock may have a depressive effect upon the market in that there may not be depth or breath in the market for the Company's Common Stock to absorb the sale of additional shares that may come to the marketplace by reason of conversions. Anything to the contrary notwithstanding, no holder of Preferred Shares is permitted to convert any portion of the Preferred Shares which would result in the holder being deemed the beneficial owner of 4.99% or more of the then issued and outstanding Common Stock of the Company.

     The holders of the Preferred Stock are entitled to require the Company, upon the demand of a majority of the holders of the registrable securities, to require the Company to file a registration statement with the Securities and Exchange Commission, registering for sale the Common Stock which the holders of the Preferred Stock may receive upon conversion. In the event the Company fails to have a registration statement declared effective within 120 days of receipt of the holders' Demand Registration Request, the conversion price is subject to adjustment by increasing the percentage discount from 25% to 35% increasing by 2% a month for up to six months thereafter. In the case of conversion, in the event that the shares of Common Stock are not converted within 10 days following the receipt by the Company of a valid conversion notice, the Company shall pay to the converting Preferred Shareholder an amount, as liquidated damages, equal to 1% per day of the purchase price of the shares converted.

     The Company had heretofore filed, and withdrew, a registration statement relating to the shares of its Common Stock issuable upon conversion of the Preferred Stock. At the time of such filing, the Company believed that it had not received valid written demand by a majority of the holders of the Preferred Stock to require it to proceed with such registration statement. The Company further believes that, at the time such registration statement was withdrawn, and through and as of the date hereof, it likewise did not receive a written demand by the holders of a majority of Preferred Stock to file a registration statement.

     Several Preferred Shareholders have indicated that they intend to commence an action against the Company arising out of the failure of the Company to cause the conversion shares to be registered, seeking unspecified damages and/or seeking to rescind their purchase of the Preferred Stock. The Company believes that if any such action is commenced against it, it has good and meritorious defenses. In the event any such action is brought against the Company, and the Company does not prevail thereon, and is found to be responsible for damages or losses, such circumstance would have a material adverse effect upon the Company. The Company has had, and continues to have continuous discussions with representatives of the Preferred Shareholders concerning a resolution of the dispute arising out of the registration of the shares of the Company's Common Stock issuable upon conversion of the Preferred Shares. While no assurance may be given that such dispute will be satisfactorily resolved, the Company intends, however, to prepare and file such registration statement as soon as practicable to do so. The filing of such registration statement may not, however, resolve the dispute to the satisfaction of the Preferred Shareholders, and no assurance may be given that, even if such registration statement is filed by the Company, that the Preferred Shareholders may not thereafter commence an action against the Company.

     As of April 4, 1997, the Company had 2,427,368 shares of Common Stock issued and outstanding. Had all 14,000 shares of Series A Convertible Preferred Stock been converted, the Company would have been obligated to issue approximately an additional 6,327,683 shares of Common Stock to the holders of the Preferred Stock who, as a group, would then be in a position to control the business and affairs of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. PRINCIPAL MARKET

     On December 20, 1994, upon the Company's Registration Statement in connection with the public offering of shares of its Common Stock being declared effective by the Securities and Exchange Commission, the Common Stock of the Company resumed trading on the SmallCap Market of The Nasdaq Stock Market under the symbol "NTBM". For the period October 17, 1992 to December 20, 1994, the Common Stock of the Company was traded on the OTC Bulletin Board under the symbol "NTBM" (November 16, 1994 -- December 20, 1994), and under the symbol "ADNA" (October 17, 1992 -- November 16, 1994) while the Company was known by its former name of Applied DNA Systems, Inc. Prior to October 17, 1992, the Common Stock of the Company had been traded on the Nasdaq Stock Market.

     On August 11, 1995, the Company's Common Stock was accepted for listing on the Boston Stock Exchange under the symbol "NTB".

B. MARKET INFORMATION

     The following is the range of actual high bid and low asked prices for such Common Stock for the periods indicated. The high bid and low asked prices commencing with the fourth quarter of 1994 reflect a one-for-thirty-five (1:35) reverse split effected by the Company on November 16, 1994. Such prices have for all periods subsequent to the third quarter of 1994 been reported by the Nasdaq SmallCap Market.

                                  YEAR                            HIGH BID     LOW ASKED
        --------------------------------------------------------  --------     ---------
        1995
        1st Quarter.............................................      8 7/8         7 3/4
        2nd Quarter.............................................      9 5/8         8 5/8
        3rd Quarter.............................................     12 1/2         9 1/4
        4th Quarter.............................................     14 7/8        12 1/2
        1996
        1st Quarter.............................................     15 1/4        14 1/8
        2nd Quarter.............................................     16 1/4        14 7/8
        3rd Quarter.............................................     15 5/8        13 3/4
        4th Quarter.............................................     15 3/4        11

     The above quotations, reported by Nasdaq and the National Quotation Bureau, represent prices between dealers and do not include retail mark-up, mark-down or commissions. Such quotations do not necessarily represent actual transactions. For certain periods indicated above, high bid and low ask prices were not expressed in fractions.

     The high bid and low asked prices for the Company's common stock on April 4, 1997 as reported by the Nasdaq Stock Market was $3 and $2 5/8. Trading in the Company's common stock has been volatile.

C. DIVIDENDS

     The Company has never paid a dividend, whether cash or property, on its shares of Common Stock and has no present expectation of doing so in the foreseeable future.

D. APPROXIMATED NUMBER OF EQUITY SECURITY HOLDERS

     The approximate number of record holders of the Company's Common Stock as of March 21, 1997 was 1,041. Such number of record owners was determined from the Company's shareholder records, and does not include beneficial owners of the Company's Common Stock whose shares are held in the names of various security holders, dealers and clearing agencies. The Company believes that the number of beneficial owners of its Common Stock held by others as or in nominee names exceeds 3,000 in number.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RELATING TO THE ACQUISITION OF MEDICAL SCIENCE INSTITUTE

     On November 18, 1996, Nu-Tech Bio-Med, Inc. (the "Company") acquired all of the capital stock of Medical Science Institute ("MSI") with the intent to ultimately sell MSI to Physicians Clinical Laboratory, Inc. ("PCL"). The Company had acquired MSI upon approval by the United States Bankruptcy Court of the Central District of California (the "Court") (Case No. LA 95-37790 TD) of the First Amended Plan of Reorganization (the "MSI Plan") of Medical Science Institute. MSI is engaged in the medical laboratory business primarily in the State of California and had been operating under Chapter 11 of the U.S. Bankruptcy Code since October 26, 1995. MSI provides clinical laboratory testing services, including testing of human tissue and fluid specimens to physicians, managed-care organizations, hospitals and other health care providers. MSI is a California corporation with its principal executive offices located in Burbank, California.

     Pursuant to the Plan, the holders of all of the MSI capital stock (including any and all options, warrants and other convertible securities) received 134,228 shares of Common Stock of the Company with an aggregate value of $2,000,000 based upon the average closing price of a share of Common Stock for the 15 day period preceding November 18, 1996. The recipient of the Company's Common Stock is entitled to "piggyback" registration rights with respect to such shares. The sole holder of all capital stock of MSI was Fausto Mendez, Jr., the former President of MSI. Mr. Mendez, formerly President of MSI, has entered into an employment agreement with MSI pursuant to which he will be employed at a salary of $182,000 per year. Mr. Mendez also has the right to serve on the Board of Directors of MSI. Mr. Mendez will also receive options to purchase 10,000 shares of Nu-Tech Common Stock for every $1,000,000 of annual collectible revenues obtained by MSI through the acquisition of other businesses by MSI in which Mr. Mendez acted as the procuring cause. The options to be granted, if any, will bear an exercise price equal to the fair market value of Nu-Tech's Common Stock at the time of grant.

     In addition, the Company agreed to make certain other payments to creditors and assume certain obligations under the Plan. These payments include (i) approximately $750,000 to pay administrative claims of professionals, (ii) an additional $425,000 for professional administrative claims payable over 12 months, (iii) approximately $572,000 payable for federal and state payroll taxes, (iv) approximately $2,500,000 to Austin Financial Services, Inc., a secured creditor of MSI, (v) trade payables in the amount of approximately $738,000, (vi) $75,000 payable to the federal government in satisfaction of certain claims and (viii) $750,000 payable to general unsecured creditors. At the hearing confirming the Plan held on November 18, 1996, the Company tendered $2,250,000 to the Court with respect to such payments.

     With respect to the sums payable under the Plan to Austin Financial, the Company obtained a loan in the principal amount of $2,500,000 from a third party lender on December 2, 1996. The loan bore interest at 15% per annum. All principal and interest on the loan was payable on January 31, 1997. On January 23, 1997, the Company obtained a new loan in the principal amount of $2,000,000 from a private lender, the proceeds of which were used to repay the remaining balance of the $2,500,000 loan. The new loan bore interest at 7.5% per annum and was due and payable 60 days from the date of the loan. The lender also received five year common stock purchase warrants to purchase 100,000 shares of Common Stock at $11.50 per share. On February 26, 1997, the new loan for $2,000,000 was repaid.

     On February 26, 1997, the Company completed the sale of its ownership interest in MSI to Physicians Clinical Laboratory, Inc., ("PCL"). PCL is operating as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code (United States Bankruptcy Court, Central District of California, Case No. SV96-23185-GM). The Company sold its interests in MSI to PCL for its costs of the acquisition aggregating approximately $7,643,000. The Company received approximately $2,643,000 in cash and a secured promissory note of PCL in the principal amount of $5,000,000. The note is secured by all of the assets of PCL but is subordinate to certain other claims and administrative expenses. The Company used approximately $2,013,000 of the sale proceeds to repay the principal and interest on the $2,000,000 loan which the Company had incurred to acquire MSI.

     In the event the PCL Plan of Reorganization is consummated and such plan provides that the Company shall become the owner of 52.6% of the outstanding capital stock of PCL, and, in turn, the indirect owner of 52.6% of MSI, the note (including all principal and interest) will be forgiven. If the PCL Reorganization Plan is not consummated by November 9, 1997, the note shall be payable in full. There can be no assurance that the note will be repaid in full if the PCL Reorganization Plan is not consummated.

     As a result of the above transactions, the Company owned MSI for the 44 day period ended December 31, 1996. Therefore, Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the years ended December 31, 1996, and December 31, 1995, is presented on the basis of the Company's temporary ownership of MSI.

YEAR ENDED DECEMBER 31, 1996, COMPARED WITH YEAR ENDED DECEMBER 31, 1995

  Results of Operations

     Total revenues for the twelve months ended December 31, 1996, were $1,065,472 compared to $163,801 for the twelve months ended December 31, 1995. The increase in total revenues is primarily due to the inclusion of Medical Science Institute's ("MSI") total revenues for the 44 day period ended December 31, 1996. Without the inclusion of MSI's transactions, total revenues for the twelve months ended December 31, 1996 would have been $229,329 as compared to $163,801 for the twelve months ended December 31, 1995. The increase of $65,528 is primarily due to revenues of $113,932 generated by the Company's medical billing services subsidiary, NTBM Billing Services, Inc. ("NTBM"), which was offset by a reduction in assay sales.

     Assay sales, net of billing adjustments, from the processing of Analytical Biosystems Corporation's assay, the Fluorescent Cytoprint Assay, were $115,397 and $161,701 for the twelve months ended December 31, 1996 and 1995, respectively. The amount of billing adjustments relating to assay sales during the twelve months ended December 31, 1996 and 1995, were approximately $25,558 and $22,156, respectively. The decrease in net assay sales is primarily due to a reduced number of assays received for processing.

     Laboratory revenues, net of billing adjustments, were $836,143 for the 44 day period ended December 31, 1996, generated by the temporary ownership of MSI.

     Medical billing services revenues were $113,932 for the 72 day period ended December 31, 1996, generated by the acquisition of NTBM.

     Total operating costs for the twelve months ended December 31, 1996, were $6,940,369 compared to $2,378,221 for the twelve months ended December 31, 1995. The increase in total operating costs includes MSI's total operating costs for the 44 day period ended December 31, 1996, of $1,453,007. Without the inclusion of MSI's transactions, total operating costs for the twelve months ended December 31, 1996, would have been $5,487,362 as compared to $2,378,221 for the twelve months ended December 31, 1995. The increase is primarily due to a combination of an increase in public relations expenses of $1,882,000 and an increase in selling, general and administrative expenses of approximately $1,141,655. Selling, general and administrative expenses includes compensation expense of $1,265,124 and $722,376 in 1996 and 1995, respectively, to recognize the related value of the 1995 grant of 100,000 restricted common stock shares. On December 2, 1996, the Company agreed to exchange 95,000 unrestricted common stock shares which were remaining under the 1995 grant of restricted common stock shares for 300,000 warrants.

     Laboratory expenses for the twelve months ended December 31, 1996, were $1,188,564 compared to $211,377 for the twelve months ended December 31, 1995. The increase in laboratory expenses is primarily due to the inclusion of MSI's laboratory expenses for the 44 day period ended December 31, 1996. Without the inclusion of MSI's transactions, laboratory expenses for the twelve months ended December 31, 1996, would have been $193,712 as compared to $211,377 for the twelve months ended December 31, 1995. The decrease of $17,665 is primarily due to a reduced number of assays received for processing.

     Medical billing services expenses were $89,314 for the 72 day period ended December 31, 1996, as a result of the Company's acquisition of NTBM.

     Selling, general and administrative expenses for the twelve months ended December 31, 1996 were $3,689,588 compared to $2,089,778 for the twelve months ended December 31, 1995. The increase is primarily due to an increase in compensation expense of $1,265,124 and $722,376 in 1996 and 1995 respectively to recognize the related value of the 1995 grant of 100,000 restricted common stock shares. On December 2, 1996, the Company agreed to exchange 95,000 unrestricted common stock shares which were remaining under the 1995 grant of restricted common shares for 300,000 warrants.

     Public relations expenses for the twelve months ended December 31, 1996 were $1,882,000. In September 1996, the Company entered into an agreement with certain financial public relations firms for which firms have been paid $1,355,000 in cash and warrants with a fair value of $527,000.

     Research and development expenses for the twelve months ended December 31, 1996 were $90,903 compared to $77,066 for the twelve months ended December 31, 1995. The increase of $13,837 is primarily due to preliminary costs incurred to conduct non-mandatory clinical trials.

     Operating loss for the twelve months ended December 31, 1996 and 1995, was $5,874,897 compared to $2,214,420, respectively. The increase in operating loss includes MSI's operating loss for the 44 day period ended December 31, 1996, of $616,864. Without the inclusion of MSI's transactions, operating loss for the twelve months ended December 31, 1996 and 1995, would have been $5,258,033 as compared to $2,214,420, respectively. The increase is primarily due to a combination of an increase in public relations expenses of $1,882,000 and an increase in selling, general and administrative expenses of approximately $1,141,655. Selling, general and administrative expenses includes compensation expenses of $1,265,124 and $722,376 in 1996 and 1995 respectively to recognize the related value of the 1995 grant of 100,000 restricted common stock shares. On December 2, 1996, the Company agreed to exchange 95,000 unrestricted common stock shares which were remaining under the 1995 grant of restricted common shares for 300,000 warrants.

     Finance expense for the twelve months ended December 31, 1996, was $1,422,500. In settlement of certain alleged claims by the investors in the Company's April 1996 private placement of securities that the Company had failed to timely register the shares owned by such investors, the Company agreed to issue one-half share to the investors for each share purchased in the April offering.

     Deferred acquisition expenses charged off for the twelve months ended December 31, 1996 were $218,914. As a result of management's due diligence review of the business and operations of a potential acquisition, management determined not to pursue and terminated further negotiations and, as a result, charged off the related expenses incurred in these efforts.

     Investment and interest income for the twelve months ended December 31, 1996 was $161,871 compared to $158,977 for the twelve months ended December 31, 1995.

     Interest expense for the twelve months ended December 31, 1996, was $60,351 compared to $33,514 for the twelve months ended December 31, 1995. The increase of $26,837 was primarily due to interest relating to the $2,500,000 loan obtained on December 2, 1996, to repay Austin Financial Services, Inc. under the MSI plan.

     Net loss for the twelve months ended December 31, 1996, was $7,787,655 compared to $2,088,957 for the twelve months ended December 31, 1995. The increase in net loss is primarily due to increases in selling, general and administrative expenses, public relations expenses, finance expenses, the write off of remaining goodwill and patent amortization and deferred acquisition assets charged off. Additionally, net loss includes MSI's net loss for the 44 day period ended December 31, 1996, of $616,864.

     Net loss per share of Common Stock for the twelve months ended December 31, 1996, was $5.66 compared to $1.33 for the twelve months ended December 31, 1995. This increase is primarily due to an increase in net loss and a deemed dividend associated with the conversion feature of the Series A Preferred Stock. Weighted average shares were 1,961,078 and 1,570,498 for the twelve months ended December 31, 1996 an 1995, respectively.

YEAR ENDED DECEMBER 31, 1995, COMPARED WITH YEAR ENDED DECEMBER 31, 1994

  Results of Operations

     Total revenues for the twelve months ended December 31, 1995 were $163,801 compared to $214,443 for the twelve months ended December 31, 1994. The decrease in total revenues is primarily due to a decrease in other revenues.

     Assay sales, net of billing adjustments, from the processing of ABC's assay, the Fluorescent Cytoprint Assay, were $161,701 and $157,973 for the twelve months ended December 31, 1995 and 1994, respectively. The amount of billing adjustments relating to assay sales during the twelve months ended December 31, 1995 and 1994 were approximately $22,156 and $76,932, respectively.

     Other revenues for the twelve months ended December 31, 1995 were $2,100 compared to $56,470 for the twelve months ended December 31, 1994. Other revenues represent revenues from various pharmaceutical and drug development organizations to test new chemotherapy compounds using the FCA. Payments received are recorded as deferred income and are recognized as other revenue according to the percent or work completed.

     Selling, general and administrative expenses for the twelve months ended December 31, 1995 increased to $2,089,778 compared to $1,364,422 for the twelve months ended December 31, 1994. The increase was principally due to the incurrence of $722,376 related to the grant of 100,000 restricted shares granted to J. Marvin Feigenbaum on June 8, 1995, as well as an increase in the Company's use of consultants which resulted in greater consultant fees and expenses related to the Company's efforts to improve reimbursement for the FCA.

     Laboratory expenses for the twelve months ended December 31, 1995 and 1994 were $211,377 and $200,313, respectively. The increase is due to general increases in the supplies, repairs and maintenance costs associated with the operation of the laboratory.

     Research and development expenses for the twelve months ended December 31, 1995 were $77,066. These expenses were incurred in connection with the reconfiguration of ABC's image system and the implementation of a laboratory procedure designed to complement the FCA.

     Total operating costs for the twelve months ended December 31, 1995 and 1994 were $2,378,221 and $1,564,735, respectively. This increase was primarily due to an increase in selling, general and administrative expenses.

     Operating loss for the twelve months ended December 31, 1995 and 1994 was $2,214,420 and $1,345,982 respectively. The increase was primarily due to an increase in total operating costs.

     Interest expense for the twelve months ended December 31, 1995 and 1994 was $33,514 and $51,370, respectively. This decrease was due to the reduction of principal outstanding for loans from the Small Business Loan Fund Corporation. In addition, 7% Promissory Notes issued in the August 9, 1994 private placement were repaid on December 28, 1994.

     Investments and interest income for the twelve months ended December 31, 1995 and 1994 was $158,977 and $3,831, respectively. This increase is primarily due to the receipt by the Company of approximately $159,000 of interest income during 1995, which interest income was derived from the deposit of the proceeds of the Company's December 1994 public offering as well as private sales of securities completed in April and July 1995.

     Net loss for the twelve months ended December 31, 1995 and 1994 was $2,088,957 and $1,393,521, respectively. The increase in net loss is primarily due to an increase in total operating costs.

     Net loss per share of Common Stock for the twelve months ended December 31, 1995 decreased to $1.33 as compared to $2.15 for the twelve months ended December 31, 1994. Weighted average shares were 1,570,498 and 647,501 for the twelve months ended December 31, 1995 and 1994, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had approximately $1,690,538 in cash and cash equivalents at December 31, 1996.

     Total current assets at December 31, 1996 and 1995 were $3,743,997 and $2,747,836, respectively. This increase of approximately $996,161 was due primarily to the inclusion of MSI's net accounts receivable of $1,674,384 at December 31, 1996. Without the inclusion of MSI's transactions, total current assets would have decreased $1,111,025. This decrease was primarily due to the utilization of cash during the period to support operating activities and the payment and reduction of current liabilities.

     Accounts receivable, net of allowances for doubtful accounts at December 31, 1996 and 1995 were $1,751,230 and $67,480, respectively. This increase of approximately $1,683,750 was due primarily to the inclusion of MSI's net accounts receivable of $1,674,384 at December 31, 1996. Without the inclusion of MSI's transactions, net accounts receivable would have increased $9,366.

     Inventory at December 31, 1996 and 1995 was $219,428 and $12,219, respectively. This increase of approximately $207,209 is due primarily to the inclusion of MSI's inventory of $209,173. Without the inclusion of MSI's transactions, inventory would have decreased $1,964.

     Net investment in Physicians Clinical Laboratory, Inc. ("PCL") at December 31, 1996, was $9,424,439. This represents a $10,000,000 investment in the Senior Debt of Physicians Clinical Laboratory, Inc. with an offset from the receipt of a distribution of $575,561. The Company reached an agreement (the "PCL Plan") with the holders of the Senior Debt, Subordinated Debt and management of PCL whereby the Company will acquire a 52.6% interest in PCL. The terms of the agreement provide that PCL would file a plan to effectuate the agreement. As required by the aforementioned agreement, the Company purchased approximately $13,300,000 of Senior Debt for $10,000,000 on November 7, 1996. The PCL Plan also requires that the Company purchase an additional 17% of capital stock of PCL for $5,000,000 upon the approval of the PCL Plan. This obligation will be satisfied by the Note of PCL for $5,000,000 issued by PCL to the Company as part of the consideration in the acquisition of MSI from the Company being satisfied. Pursuant to the PCL Plan, the debt purchased by the Company will be converted into 35.6% of the common stock of PCL, which together with the 17% purchased for $5,000,000, will result in the Company owning 52.6% of the outstanding common stock of PCL.

     Equipment and leasehold improvements, net of accumulated depreciation and amortization, at December 31, 1996 and 1995 were $1,766,842 and $471,517, respectively. This increase of $1,295,325 is due primarily to the inclusion of MSI's net equipment and leasehold improvements of $1,387,145. Without the inclusion of MSI's transactions, net equipment and leasehold improvements would have decreased $91,820, as a result of additional depreciation and amortization.

     Goodwill, net of accumulated amortization at December 31, 1996 and 1995 was $6,352,860 and $308,816, respectively. This increase of $6,044,044 is due primarily to the goodwill related to the acquisition of MSI and Prompt Medical Billing, Inc. by the Company.

     At December 31, 1996, all patent assets have been written off.

     Deferred acquisition costs at December 31, 1996 and 1995 were $1,028,524 and $129,846, respectively. This increase of $898,678 is due primarily to costs associated with the pending acquisition of Physicians Clinical Laboratory, Inc.

     Total assets at December 31, 1996 and 1995 were $22,405,766 and $3,818,575, respectively. This increase of approximately $18,587,191 is primarily due to the combination of the Company's net investment in Physicians Clinical Laboratory, Inc. and the resulting goodwill from the acquisitions of Prompt Medical Billing, Inc. and Medical Science Institute.

     Current liabilities at December 31, 1996 and 1995 were $5,410,663 and $877,172, respectively. This increase of approximately $4,533,491 is primarily due to the combination of the current portion of long-term debt of $1,953,605 remaining on the $2,500,000 loan obtained on December 2, 1996, an increase in accounts payable of $1,470,982 and an increase in accrued expenses of $834,545, of which a total of $1,572,315 is attributable to MSI. Without the inclusion of MSI's transactions, total current liabilities would have increased $2,650,106.

     Total liabilities increased approximately $8,413,502 from December 31, 1995. The increase is primarily due to the increase in current liabilities of $4,533,491 and liabilities to be paid with common stock totaling $3,422,500.

     At December 31, 1996, the Company had approximately $24,500,000 in tax net operating loss carryforwards and no tax benefits were recorded. Approximately $3,100,000 of these losses relate to a subsidiary of the Company that are limited in usage. In addition, utilization of the net operating loss carryforwards may be subject to limitations pursuant to Section 382 of the Tax Code.

  Plan of Operations

     The consolidated financial statements of the Company have been prepared on the basis that the Company will continue as a going concern. These conditions have raised substantial doubt about the Company's ability to continue as a going concern. Through December 31, 1996, the Company has expended cash in excess of cash generated from operations and has not achieved sufficient revenues to support future operations. During 1996, the Company generated net cash from financing activities of approximately $16,407,000, which was principally utilized by the Company in connection with the purchase of approximately $13,300,000 of senior secured debt of PCL for $10,000,000 in connection with the proposed acquisition by the Company of a majority interest in PCL; cash payments in connection with its acquisition of MSI; acquisition costs of Prompt Medical Billing Inc.; and general working capital purposes, including cash used from operations of the Company and its principal subsidiaries Analytical Biosystems Corporation, NTBM and cash used by MSI for a 44 day period of approximately $2,159,000. At December 31, 1996, the Company had remaining cash and cash equivalents of approximately $1,700,000, and as of March 3, 1997, the Company's cash position was approximately $1,100,000. The Company anticipates that it will need additional cash resources of approximately $1,000,000 to sustain itself through December 31, 1997. The ability of the Company to obtain additional financing or to achieve an adequate level of sales is dependent upon future events, the outcome of which is presently not determinable. No assurance may be given that the Company's Analytical Biosystems Corporation and NTBM Billing subsidiaries will be able to generate adequate and sufficient revenues from operations to supplement the Company's cash requirements. While the Company will seek to raise additional funds through debt or equity financing, no assurance may be given that the Company will be able to do so or, if that such financing is available, that same will be on terms acceptable to the Company. The Company will seek, during the balance of the calendar year 1997, to decrease its costs of operations and thereby decrease the amount of additional cash resources that it may require. However, no assurance may be given that such decreases in costs can be implemented at sufficient levels.

  Effects of Inflation

     The Company does not view the effects of inflation to have a material effect upon its business.

ITEM 7.  FINANCIAL STATEMENTS

     See Index to Financial Statements attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The Directors and Executive Officers of the Company are as follows:

             NAME                AGE                           POSITION
-------------------------------  ---     -----------------------------------------------------
J. Marvin Feigenbaum(1)........  46      Chairman of the Board of Directors, President, Chief
                                         Executive and Chief Financial Officer of the Company;
                                         Chairman of the Board of Directors, Chief Executive,
                                         President and Chief Financial Officer of ABC.
Edmond E. Charrette, M.D.(1)...  61      Director of the Company.
Leonard Green(1)(2)(3).........  70      Director of the Company.
David A. Sterling(2)...........  40      Secretary and Director of the Company.
Chriss W. Street(2)(3).........  46      Director of the Company.
Robert B. Fagenson(3)..........  47      Director of the Company.
Patricia A. Meitner, Ph.D......  55      Vice President of Science and Laboratory Director of
                                         ABC.

---------------
(1) Member of the Audit Committee.

(2) Member of the Stock Option Committee.

(3) Member of the Compensation Committee.

     The number of directors comprising the entire Board of Directors is such number as determined in accordance with the By-Laws of the Company. The Company's By-Laws provide for the number of directors to be not less than three or more than eleven in number. The Company's Certificate of Incorporation provides for a classified or "staggered" Board of Directors. The classified or "staggered" Board of Directors is comprised of three classes of directors elected for three (3) year terms. By reason of the classified Board of Directors, one class of the Board comes up for re-election each year. Any further amendment to the Company's Certificate of Incorporation affecting the classified Board may only be adopted upon the affirmative vote of not less than 75% of the issued and outstanding shares entitled to vote thereon.

     At the Annual Meeting of Stockholders held on August 27, 1996, Messrs. David A. Sterling and Leonard Green were elected Class 2 Directors to serve until the 1999 Annual Meeting of Stockholders. The terms of Messrs. Street and Charrette expire at the 1998 Annual Meeting, and the terms of Messrs. Feigenbaum and Fagenson expire at the 1997 Annual Meeting.

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

     All officers of the Company, ABC and NTBM serve at the discretion of their respective Boards of Directors. The following sets forth certain biographical information for each Director and Officer:

     J. Marvin Feigenbaum. Mr. J. Marvin Feigenbaum was first elected to the Board of Directors in June 1994, at which time he was also elected to the Board of Directors of ABC and appointed Chief Executive Officer of the Company and of ABC. From August 1993 to June 1994, Mr. Feigenbaum served as a consultant to the Company, primarily with respect to the Company's business development and plans and programs relating to the marketing and exploitation of the Company's laboratory and medical testing services. From 1987 to June 1994, Mr. Feigenbaum acted as an independent consultant in the medical and health care industry. He has over 25 years of experience in the health care industry. Prior to being an independent consultant, Mr. Feigenbaum, from 1982 to mid-1987, served as Chairman, President and Chief Executive

Officer of Temco Home Health Care Products, Inc., a durable medical equipment manufacturer. Mr. Feigenbaum presently serves as a member of the Board of Directors and Vice-Chairman of Comprehensive Care Corp., a publicly owned company engaged in the health care business, which is listed on the New York Stock Exchange. On February 24, 1995, a group of holders of CompCare 7 1/2% Convertible Subordinated Debentures filed an involuntary petition against CompCare under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division. This petition was dismissed by the Court on March 7, 1995 upon the joint motion of CompCare and petitioners.

     Edmond E. Charrette, M.D. Dr. Edmond Charrette, was elected a Director on May 4, 1993. Dr. Charrette is board certified in Internal Medicine and Medical Oncology. From 1981 to 1985, Dr. Charrette served as Senior Vice President of AdvantageHEALTH Corporation in Woburn, Massachusetts, a publicly traded corporation. Currently, Dr. Charrette serves as the Executive Vice President and Chief Medical Officer of AdvantageHEALTH Corporation. Dr. Charrette is the immediate past Chairman of the American Congress of Rehabilitation
Medicine -- Task Force for Cancer Rehabilitation. He is cofounder and member of the Board of Directors of Health Resources.

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

     Chriss W. Street. Mr. Chriss W. Street, is a Class 3 Director of the Corporation. Mr. Street is the President of Chriss Street and Company, Inc., a financial advisory firm which provides a wide variety of financial advisory and research services. Mr. Street founded the firm in 1992. Prior thereto, and from 1987 to 1992, Mr. Street was a Managing Director of Seidler Amdec Securities, Inc. Mr. Street has, since 1993, served as Chairman and, since 1994, has additionally served as President and Chief Executive Officer of Comprehensive Care Corporation ("CompCare"), a behavioral health care company listed on the New York Stock Exchange. On February 24, 1995, a group of holders of CompCare
7 1/2% Convertible Subordinated Debentures filed an involuntary petition against CompCare under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division. This petition was dismissed by the Court on March 7, 1995 upon the joint motion of CompCare and petitioners. Mr. Street is Chief Financial Officer of Hacienda Village Modernization Corp., which is a joint venture construction firm founded by Mr. Street in 1994 to bid for federally funded construction contracts rehabilitating housing projects in Los Angeles, California inner city neighborhoods. In addition, in March 1995, he was elected as a Director of Micropolis Corporation, a company traded on the Nasdaq Stock Market.

     Robert B. Fagenson. Mr. Robert B. Fagenson, is a Class 1 Director as the nominee of Starr Securities, Inc., the Corporation's investment banking firm. Under the terms of its underwriting agreement with Starr Securities entered into in December 1994 in connection with the Corporation's public offering, the Corporation agreed to use its best efforts for a period of five years to nominate and have elected to its Board of Directors one nominee of Starr Securities. Mr. Fagenson has, for more than the past five years, been President and a Director of Fagenson & Co., Inc., a registered broker-dealer, and Vice-President and Director of Starr Securities Inc., a registered broker-dealer. Mr. Fagenson is a Director of the New York Stock Exchange. He is also a Director of The Microtel Franchise and Development Company, a developer of economy lodging facilities; Autoinfo, Inc., a dealer in computerized products and services for after-market motor vehicle parts; Rent-Way, Inc., a multi store retail chain in the rent-to-own industry; and Healthy Planet Products, Inc., a publicly-held greeting card company listed on the American Stock Exchange.

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

     On March 6, 1997, the Company adopted an Indemnification Trust (the "Trust") for the benefit of the current officers and directors of the Company. The Trust is in furtherance of the Company's indemnification obligations to its officers and directors and is intended to establish a mechanism to assure a source of funding for any payments the Company may be required to make under such Indemnification Agreements. Accordingly, the Company established the Trust in the amount of $250,000. In the event an indemnitee has requested an indemnification payment from the Company, and has not received same, such indemnitee may apply to the Trustee for payment subject to his entering into a repayment agreement whereby any sums advanced shall be repaid to the Company in the event it is ultimately determined that such individual is not entitled to indemnification.

  Section 16 Reporting

     No person who, during the fiscal year ended December 31, 1996, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by
Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

  Medical and Scientific Advisory Board

     The Company has established a Medical and Scientific Advisory Board consisting of knowledgeable individuals in the fields of medical and surgical oncology, cancer research, micro and cellular biology, pathology and general medicine. The individuals comprising the Scientific Advisory Board may vary from time to time depending upon the availability of such individuals and the addition or substitution of individuals on the Board. Individuals serving on the Scientific Advisory Board will have no obligation or responsibility for the Company's management, business, plans, programs or finances. They will, however, be available to consult and assist the Company's senior management and Directors and officers with respect to various scientific aspects of the Company's business. The Company has adopted a compensation policy pursuant to which members of its Scientific Advisory Board are to receive the sum of [$1,500] for each Scientific Advisory Board meeting attended. The individuals who presently serve as Scientific Advisory Board members are as follows:

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

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 1996, 1995 and 1994 to the Chief Executive Officer and each of the named executive officers of the Company.

                           SUMMARY COMPENSATION TABLE

                                                                   LONG TERM COMPENSATION
                                                                  ------------------------
                                                                           AWARDS
                                                                  ------------------------
                                      ANNUAL COMPENSATION          RESTRICTED SECURITIES         PAYOUTS
                                   -------------------------      ------------------------     ------------
    NAME AND PRINCIPAL                          OTHER ANNUAL       STOCK        UNDERLYING      ALL OTHER
         POSITION           YEAR    SALARY      COMPENSATION      AWARD(S)       OPTIONS       COMPENSATION
--------------------------  ----   --------     ------------      --------      ----------     ------------
                                     ($)            ($)                                            ($)
J. Marvin Feigenbaum......  1996   $186,917       $205,686(6)         --          500,000(3)(8)  $ 11,952(7)
Chief Executive and         1995   $182,000       $108,000(2)     $943,750(3)        --          $  6,000(4)
Chief Financial Officer(1)  1994   $153,250(1)          --        $175,000        150,000        $  6,544(5)

---------------
(1) President, Chief Executive and Chief Financial Officer commencing June 1, 1994. Includes consulting compensation in the amount of $47,667 for portion of fiscal year from January 1, 1994 to June 1, 1994.

(2) Represents a bonus accrued for 1994 and paid during fiscal year 1995 representing the approximate combined federal and state tax associated with the grant of 50,000 shares of Common Stock during fiscal 1994.

(3) On June 8, 1995, the Company granted Mr. Feigenbaum 100,000 restricted shares of Common Stock. Represents the fair market value of the 100,000 shares based upon the market value of the Common Stock of $9.43 per share on June 8, 1995. The restricted shares vest at the rate of 5,000 per year over a twenty year period commencing December 31, 1995, subject to certain performance based acceleration provisions. Under the acceleration provisions, full vesting was scheduled to occur at December 31, 1996. On December 2, 1996, the Company agreed to exchange the 95,000 shares that would have otherwise become fully vested, for warrants to acquire 300,000 shares of Common Stock at $7.00 per share.

(4) Represents automobile allowance paid by the Company.

(5) Represents automobile allowance paid by the Company in the amount of $5,500, and life insurance premiums in the amount of $1,044.

(6) Includes (i) $25,000 paid to Mr. Feigenbaum for issuing an accommodation guaranty in the amount of $2.5 million for the benefit of the Company;
    (ii) approximately $50,000 tax reimbursement paid to Mr. Feigenbaum for tax on the value of 5,000 restricted shares of Common Stock which vested on December 31, 1995, and which amount was paid in 1996; (iii) approximately $68,000 reimbursement for taxes on taxes associated with the grant of 50,000 shares of Common Stock during fiscal 1994; and (iv) $62,686 withheld and paid by the Company for taxes on taxes associated with the value of 5,000 restricted shares of Common Stock which vested on December 31, 1995.

(7) Represents automobile allowance, automobile insurance premiums and life insurance premiums.

(8) On December 6, 1996, the Company granted Mr. Feigenbaum warrants to acquire 200,000 shares of Common Stock at $10.875 per share. Such warrants are fully vested and exercisable through December 5, 2001.

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

                                          (B)               (C)
                                       NUMBER OF         % OF TOTAL
                                       SECURITIES       OPTIONS/SARS       (D)
                                       UNDERLYING        GRANTED TO    EXERCISE OR
                (A)                   OPTIONS/SARS      EMPLOYEES IN      BASE             (E)
                NAME                   GRANTED(#)       FISCAL YEAR    PRICE($/SH)   EXPIRATION DATE
------------------------------------  ------------      ------------   -----------   ----------------
J. Marvin Feigenbaum................     300,000(1)         100%         $  7.00     December 1, 2001
                                         200,000                         $10.875     December 5, 2001

---------------
(1) Represents options granted upon termination and cancellation of a restricted stock grant as to 95,000 shares of Common Stock.

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTIONS/SAR VALUES

     The following table summarizes options exercised by the named executive officers during fiscal year 1996 and the number and value of options held by all executive officers named in the Summary Compensation Table at year end. The Company does not have any outstanding stock appreciation rights granted to executive officers.

                                                                              NUMBER OF           VALUE OF
                                                                             UNEXERCISED        IN-THE-MONEY
                                                                           OPTIONS/WARRANTS   OPTIONS/WARRANTS
                                                                              AT  FY-END       AT  FY-END ($)
                                        SHARES ACQUIRED                      EXERCISABLE/       EXERCISABLE/
                 NAME                     ON EXERCISE     VALUE REALIZED    UNEXERCISABLE     UNEXERCISABLE(1)
--------------------------------------  ---------------   --------------   ----------------   ----------------
J. Marvin Feigenbaum(2)...............     -0-               -0-               650,000/0        $2,759,375/0

---------------
(1) The average of the closing bid and closing ask prices for the Company's Common Stock as reported on the Nasdaq SmallCap Market on December 31, 1996, was $12.4375. Value is calculated on the basis of the difference between the option exercise price and $12.4375 multiplied by the number of shares of Common Stock underlying the options.

(2) Mr. Feigenbaum holds options and warrants to purchase 450,000 shares of Common Stock with an exercise price of $7 per share, and warrants to purchase 200,000 shares at $10.875.

EMPLOYMENT AGREEMENTS

     On June 1, 1994, Mr. J. Marvin Feigenbaum was elected Chairman of the Board of Directors, Chief Executive and Chief Financial Officer of both the Corporation and Analytical Biosystems Corporation. Mr. Feigenbaum also serves as President, Chief Executive and Chief Financial Officer of the Corporation and Chief Operating Officer of PCL. On September 22, 1994, Mr. Feigenbaum entered into an Amended and Restated Employment Agreement with the Corporation for a term of three years and six months commencing June 1, 1994 through November 30, 1997. Mr. Feigenbaum's Employment Agreement provides for a salary at the rate of $196,000 per annum. In addition, Mr. Feigenbaum is provided with health and other benefits and a policy of life insurance in the amount of $500,000 payable to a beneficiary to be named by Mr. Feigenbaum. He also receives an automobile allowance of $500 per month and reimbursement for expenses incurred on behalf of the Corporation and in connection with the performance of his duties. In connection with his Employment Agreement as amended, Mr. Feigenbaum was issued, in lieu of a cash bonus for past services rendered to the Corporation, while acting as a consultant to the Corporation, 50,000 shares of Common Stock of the Corporation which has been valued at $3.50 per share. All of said shares are immediately vested, and the Corporation paid Mr. Feigenbaum, on April 14, 1995, a one time cash bonus equal to $108,000 representing the amount of the combined federal and applicable state and city income tax associated with such stock grant. In addition, Mr. Feigenbaum was granted options to purchase 150,000 shares of the Corporation's Common Stock exercisable commencing in June, 1995 through December 31, 2002 at an option exercise price equal to the $7.00 per share. Mr. Feigenbaum's Employment Agreement provides that in the event of a change in control of the Corporation (as defined), Mr. Feigenbaum will be paid for the remainder of the unexpired term of his Agreement plus an additional sum of $196,000.

     On June 8, 1995, the Company granted and issued to Mr. J. Marvin Feigenbaum, 100,000 restricted shares of its Common Stock, $.01 par value (the "Restricted Shares"). On December 2, 1996, Mr. Feigenbaum agreed to terminate this grant of Restricted Shares by exchanging 95,000 Restricted Shares for warrants to purchase 300,000 shares of common stock of the Company at $7.00 per share.

     Mr. Feigenbaum additionally receives a salary at the rate of $104,000 per annum in his capacity as Chief Operating Officer of PCL.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Mr. Feigenbaum, the Corporation's Chairman, Chief Executive Officer and a Class 1 Director, serves as a member of the Board of Directors and Vice-Chairman of Comprehensive Care Corporation, and is a member of its Compensation Committee.

     Mr. Street, a Class 3 Director, is Chairman, President and Chief Executive Officer of Comprehensive Care Corporation. Mr. Street serves on the Stock Option Committee and Compensation Committee of the Board of Directors.

COMPENSATION OF DIRECTORS

     Directors who are employees of the Company do not receive any fee in addition to their regular salary for serving on the Board of Directors. Directors who are not employees of the Company receive a directors fee of $6,000 per annum, paid quarterly, and an attendance fee of $500 per meeting attended. In addition, Directors are reimbursed for travel expenses for attendance at board meetings. Non-Employee Directors are also eligible for an initial and annual grant of stock options under the Company's Non-Employee Director Stock Option Plan (see "Non-Employee Director Stock Option Plan" below).

1994 INCENTIVE STOCK OPTION PLAN

     In August, 1994, the Board of Directors adopted a 1994 Incentive Stock Option Plan (the "Plan") which Plan was approved and adopted by the stockholders of the Company on November 16, 1994. The Plan provides for the issuance of up to 350,000 shares of the Company's Common Stock upon the exercise of options granted to officers, directors, full time employees and consultants rendering services to the Company. Under the terms of the Plan, options granted thereunder will be designated as options which qualify for incentive stock option treatment ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not so qualify ("Non-ISO's"). Unless sooner terminated, the Plan will expire on August 1, 2004 and options may be granted at any time or from time to time through such date. The purpose of the Plan is to promote the interests of the Company and its stockholders by strengthening the ability of the Company to attract and retain officers, employees and consultants by furnishing suitable recognition of their ability to contribute to the success of the Company and to align their interests and efforts with the long term interest of the Company. The Plan succeeds the Company's 1992 Incentive Stock Option Plan, which has been terminated except for options to acquire 13,714 shares thereunder.

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

     Under the Plan, the exercise price of an option designated as an ISO shall not be less than the fair market value of the Common Stock on the date the option is granted. However, in the event an option designated as an ISO is granted to a ten percent stockholder (as defined in the Plan) such exercise price shall be at least 110% of such fair market value. Exercise prices of Non-ISO's may not be less than 85% of such fair market value. The aggregate fair market value of shares subject to an option designated as an ISO for which any participant may be granted such an option in any calendar year, shall not exceed $100,000 plus any unused carryovers (as defined in Section 422 of the Code) from a prior year. The "fair market value" will be the closing Nasdaq bid price or, if the Company's Common Stock is not quoted by Nasdaq, the low bid as reported by the National Quotation Bureau, Inc. or a market maker of the Company's Common Stock or, if the Common Stock is not quoted by any of the above, by the Board of Directors acting in good faith.

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

     Options for a total of 175,900 Shares have been granted under the Plan, including options for 150,000 shares to Mr. Feigenbaum.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

     In August, 1994, the Board of Directors adopted the Non-Employee Director Stock Option Plan (the "Director Plan") which Director Plan was approved and adopted by the stockholders of the Company on November 16, 1994 and amended by the stockholder of the Company on August 27, 1996. The Director Plan provides for issuance of a maximum of 200,000 shares of Common Stock upon the exercise of stock options granted under the Director Plan. Options may be granted under the Director Plan until August 1, 2004 to the Company's non-employee directors (as defined). The Director Plan provides that each non-employee director will automatically be granted an option to purchase 5,000 shares upon joining the Board of Directors (or, for those persons who are directors on the date of approval of the Director Plan by the stockholders, on such date), and options to purchase 8,000 shares on each anniversary of the initial date of service or date of approval, as the case may be.

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

     Options for a total of 60,545 shares have been granted under the Director Plan, including options for 13,309 shares to Dr. Charrette, Mr. Sterling and Mr. Green, and 10,309 shares to Mr. Street and to Mr. Fagenson.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 21, 1997 with respect to the ownership of Common Stock by (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, (ii) each director and each officer identified in the Summary Compensation Table, and
(iii) directors and executive officers as a group:

                   NAME AND ADDRESS                  AMOUNT OF AND NATURE               PERCENTAGE
                 OF BENEFICIAL OWNER                OF BENEFICIAL OWNERSHIP              OF CLASS
    ----------------------------------------------  -----------------------             ----------
    J. Marvin Feigenbaum..........................          745,316(1)                     24.2%
      55 Access Road
      Warwick, RI 02886
    Edmond E. Charrette, M.D......................           19,975(2)                         *
      304 Cambridge Road
      Woburn, MA 01801
    Leonard Green.................................           13,309(3)                         *
      55 Access Road
      Warwick, RI 02886
    David A. Sterling.............................           14,809(3)                         *
      55 Access Road
      Warwick, RI 02886
    Michael G. Jesselson..........................          170,382(4)                     6.56%
      1301 Avenue of Americas
      New York, NY
    Chriss W. Street..............................           10,309(5)                         *
      Chriss Street & Company
      1111 Bayside Drive Suite 100
      Corona del Mar, CA 92625
    Robert B. Fagenson............................           10,309(5)                         *
      19 Rector Street
      New York, NY 10006
    All Officers and Directors as a Group (5                808,718(1)(2)(3)(5)            25.9%
      persons in number)..........................

---------------
 *  Less than 1%.

(1) Includes (i) 9,999 shares of Common Stock owned by Mr. Feigenbaum; (ii) 45,316 shares of Common stock held in a trust for the benefit of a minor child of Mr. Feigenbaum, as to which shares Mr. Feigenbaum disclaims beneficial ownership; (iii) 54,500 options owned by the Feigenbaum Foundation, a charitable foundation, as to which options Mr. Feigenbaum disclaims a beneficial interest in, (iv) options and warrants to purchase an aggregate of 595,500 shares of Common Stock.

(2) Includes (i) 3,809 shares of Common Stock, (ii) presently exercisable options to purchase 2,857 shares of Common Stock and (iii) options to purchase 13,309 shares of Common Stock granted under the Corporation's Non-Employee Director Plan.

(3) Includes options to purchase 13,309 shares of Common Stock under the Corporation's Non-Employee Director Plan.

(4) Represents Common Stock Purchase Warrants owned by several trusts of which Michael G. Jesselson is a trustee, co-trustee and/or a beneficiary and therefore holds shared voting power as follows: (i) Michael Jesselson & Lucy Lang TTEES UIT FBO Yosepha Jesselson -- 8,571 Common Stock Purchase Warrants; (ii) Michael Jesselson & Linda Jesselson TTEES UIT Fbo Jonathan Judah Jesselson -- 8,571 Common Stock Purchase Warrants; (iii) Michael Jesselson & Linda Jesselson TTEES UIT FBO Yaira Jesselson -- 8,571 Common Stock Purchase Warrants; (iv) Michael Jesselson & Linda Jesselson TTEES UIT FBO Maya Ariel Ruth Jesselson -- 8,571 Common Stock Purchase Warrants; (v) Erica Jesselson, Lucy Lang, Claire Strauss,

    Michael Jesselson & Benjamin Jesselson TTEES UIT FBO Benjamin Jesselson -- 12,699 Common Stock Purchase Warrants; (vi) Erica Jesselson , Lucy Lang, Claire Strauss, Michael Jesselson & Benjamin J. Jesselson TTEES UIT FBO Michael Jesselson -- 110,700 Common Stock Purchase Warrants; and (vii) Michael Jesselson, Erica Jesselson, Lucy Lang, Clair Strauss and Benjamin J. Jesselson, TTEES UIT FBO Grandchildren -- 12,699 Common Stock Purchase Warrants.

(5) Includes options to purchase 10,309 shares of Common Stock under the Corporation's Non-Employee Director Plan.

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

     For information concerning the Employment Agreement of J. Marvin Feigenbaum, see "Executive Compensation -- Employment Agreements."

     In connection with the payments made by the Company to Austin Financial Services Inc., the Company obtained a secured loan from a third party lender on December 2, 1996. This loan was personally guaranteed by the Company's President, J. Marvin Feigenbaum. The lender was a significant creditor of PCL and had agreed to the terms of the PCL Plan. On January 23, 1997, the Company obtained a new loan from Michael Jesselson, who, individually and with trusts for the benefit of members of his family, are significant shareholders of the Company. This new loan was in the principal amount of $2 million, and the proceeds were used to repay the remaining balance on the initial loan of $2.5 million, which the Company obtained to pay off Austin Financial. The new loan bore interest at 7.5% per annum and was due and payable 60 days from the date of the loan. The lender also received 5-year Common Stock Purchase Warrants to purchase 100,000 shares of Common Stock at $11.50 per share. On February 26, 1997, the new loan was repaid. The shares underlying these warrants have been registered by the Company with the Securities and Exchange Commission. See "Item
1. Business -- General Developments Within Most Recent Fiscal Year - Acquisition and Disposition of Medical Science Institute".

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(A) 1. FINANCIAL STATEMENTS

     See Index to Financial Statements Attached hereto.

2. FINANCIAL STATEMENT SCHEDULES

   Not Applicable.

3. EXHIBITS

     Incorporated by reference to the Exhibit Index at the end of this Report.

(B)  REPORTS ON FORM 8-K

     During the last quarter of the period covered by this Report, the following reports on Form 8-K were filed by the Registrant:

   DATE OF REPORT              ITEM REPORTED                      DESCRIPTION OF ITEM
---------------------  ------------------------------  ------------------------------------------
November 14, 1996      Item 2. Acquisition or          Completion of acquisition of Prompt
(Form 8-K/A amending   Disposition of Assets           Medical Billing Services, Inc.
Form 8-K dated
September 13, 1996)
                       Item 7. Financial Statements,   Financial Statements required to be filed
                       Pro Forma Information and       pursuant to Item 7 of Form 8-K.
                       Exhibits
November 18, 1996      Item 2. Acquisition of Assets   Acquisition of Medical Science Institute.
                       Item 5. Other Events            Completion of Sale of Series A Convertible
                                                       Preferred Stock.
December 3, 1996       Item 2. Acquisition or          The Company reported the Order confirming
                       Disposition of Assets           Medical Science Institute's First Amended
                                                       Plan of Reorganization dated November 18,
                                                       1996 (U.S. Central District of California
                                                       Case No. LA 95-37790 TD) together with the
                                                       First Amended Disclosure Statement and the
                                                       Plan of Reorganization for Medical Science
                                                       Institute pursuant to which Nu-Tech
                                                       Bio-Med, Inc. acquired all of the capital
                                                       stock of MSI.
                       Item 5. Other Events            The Company reported the completion of an
                                                       offering of up to 14,000 shares of Series
                                                       A Convertible Preferred Stock for a total
                                                       aggregate purchase price of $14,000,000.
January 31, 1997       Item 2. Acquisition or          Agreement to Sell Ownership Interest in
(Form 8-K/A amending   Disposition of Assets           Medical Science Institute to Physicians
Form 8-K dated                                         Clinical Laboratory, Inc.
November 18, 1996)
                       Item 7. Financial Statements,   Financial Statements of Medical Science
                       Pro Forma Information and       Institute Pursuant to Item 7 of Form 8-K;
                       Exhibits                        Unaudited Pro Forma Combined Balance Sheet
                                                       and Statement of Operations

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NU-TECH BIO-MED, INC.

                                          By /s/ J. MARVIN FEIGENBAUM
                                            ------------------------------------
                                            J. Marvin Feigenbaum
                                            Chairman of the Board of Directors,
                                             President,
                                              Chief Executive and Chief
                                             Financial Officer,
                                              and Principal Accounting Officer
Dated: April 9, 1997

     In accordance with the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ J. MARVIN FEIGENBAUM                    Chairman of the Board, President,   April 9, 1997
------------------------------------------  Chief Executive and Financial
J. Marvin Feigenbaum                        Officer, and Principal Accounting
                                            Officer

/s/ CHRISS W. STREET                        Director                            April 9, 1997
------------------------------------------
Chriss W. Street

/s/ EDMOND E. CHARRETTE                     Director                            April 9, 1997
------------------------------------------
Edmond E. Charrette, M.D.

/s/ LEONARD GREEN                           Director                            April 9, 1997
------------------------------------------
Leonard Green

/s/ DAVID A. STERLING                       Secretary, Director                 April 9, 1997
------------------------------------------
David A. Sterling

                                            Director                            April  , 1997
------------------------------------------
Robert B. Fagenson

                                 EXHIBIT INDEX

     The exhibits designated with an asterisk (*) have previously been filed with the Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

EXHIBIT
  NO.                                          DESCRIPTION
--------    ----------------------------------------------------------------------------------
  2.1*      Asset Purchase Agreement dated September 13, 1996, among Nu-Tech Bio-Med, Inc.,
            NTBM Billing Services, Inc., Prompt Medical Services, Inc., Judith Prussin and
            Jeffrey Prussin (filed without exhibits or schedules) [filed as Exhibit 2.1 to
            Report on Form 8-K filed dated September 31, 1996].
  2.2*      Order Confirming Medical Science Institute's First Amended Plan of Reorganization
            dated November 18, 1996 (US Central District of California Case No. LA 95-37790
            ID) together with First Amended Disclosure Statement and Plan of Reorganization
            for Medical Science Institute [filed as Exhibit 2.2 to Report on Form 8-K filed with the Commission on December 3, 1996].
  2.3*      Disclosure Statement of Physicians Clinical Laboratory as filed with the U.S.
            Bankruptcy Court [Central District of California Case No. SV96-23185-GM) [filed as
            Exhibit 2.3 to Form S-3 File No. 333-17859].
  2.4*      Joint Plan of Reorganization of Physicians Clinical Laboratory as filed with the
            U.S. Bankruptcy Court [Central District of California Case No. SV96-23185-GM)
            [filed as Exhibit 2.4 to Form S-3 File No. 333-17859].
  3.1*      Amended and Restated Certificate of Incorporation filed with the Secretary of
            State of Delaware on November 16, 1994 [Exhibit 3.1.5 to Amendment No. 1 to
            Registration Statement on Form SB-2, File No. 33-84622]
  3.2*      Amended and Restated By-Laws effective November 16, 1994 [Exhibit 3.2.2 to
            Registration Statement on Form SB-2, File No. 33-84622]
  3.3*      Amended Certificate of Designations, Preferences and Rights and Number of Shares
            of Series A Preferred Stock as filed with the Secretary of State of Delaware on
            October 23, 1996 [filed as Exhibit 3.3 to Report on Form 10QSB for the fiscal quarter ended September 30, 1996].
  3.4*      Certificate of Amendment of Amended Certificate of Designations. Preferences and
            Rights and Number of Shares of Series A Convertible Preferred Stock as filed with the Secretary of State of Delaware on November 20, 1996.
  4.1*      Form of Common Stock Certificate [Exhibit 4.1 to Registration Statement on Form
            SB-2, File No. 33-84622]
  4.2*      Form of Warrant and Warrant Agreement relating to Warrants to purchase an aggregate of 114,286 shares of Common Stock issued to certain individuals on
            August 9, 1994 in connection with a Bridge Financing [Exhibit 4.2 to Registration
            Statement on Form SB-2, File No. 33-84622]
  4.3*      Form of and Warrant Agreement issued to Starr Securities, Inc. and Stein, Shore
            Securities, Inc. [Exhibit 4.4 to Registration Statement on Form SB-2, File No.
            33-84622]
  4.4*      Form of Registration Rights Agreement dated August 9, 1994 between the Registrant and certain individuals in connection with completed Bridge Financing [Exhibit 4.5 to Registration Statement on Form SB-2, File No. 33-84622]
 10.1*      Amended and Restated Employment Agreement with J. Marvin Feigenbaum [Exhibit 10.2 to Registration Statement on Form SB-2, File No. 33-84622]
 10.2*      Employment Agreement with Dr. Kenneth E. Blackman as of July 1, 1994 [Exhibit 10.3
            to Registration Statement on Form SB-2, File No. 33-84622]
 10.3*      Patent No. 4,559,299 dated December 17, 1985 [Exhibit 10.4 to Registration
            Statement on Form SB-2, File No. 33-84622]

EXHIBIT
  NO.                                          DESCRIPTION
--------    ----------------------------------------------------------------------------------
 10.4*      Patent No. 4,734,372 dated March 29, 1988 [Exhibit 10.5 to Registration Statement on Form SB- 2, File No. 33-84622]
 10.5*      Patent No. 4,937,298 dated June 26, 1990 [Exhibit 10.6 to Registration Statement on Form SB-2, File No. 33-84622]
 10.6*      Assignment of Patent No. 4,559,299, recorded on March 29, 1993, by Brown
            University Research Foundation, in favor of Analytical Biosystems Corporation
            [Exhibit 10.7 to Registration Statement on Form SB-2, File No. 33-84622]
 10.7*      Assignment of Patent No. 4,734,372, recorded on March 29, 1993, by Brown
            University Research Foundation, Inc., in favor of Analytical Biosystems
            Corporation [Exhibit 10.8 to Registration Statement on Form SB-2, File No.
            33-84622]
 10.8*      Assignment of Patent No. 4,937,187, recorded on March 29, 1993, by Brown
            University Research Foundation, Inc. in favor of Analytical Biosystems Corporation
            [Exhibit 10.9 to Registration Statement on Form SB-2, File No. 33-84622]
 10.9*      Consulting Agreement with Starr Securities, Inc. [Exhibit 10.10 to Amendment No. 1
            to Registration Statement on Form SB-2, File No. 33-84622]
 10.10*     Funding Agreement dated December 14, 1990 between Rhode Island Partnership for
            Science and Technology and Analytical Biosystems Corporation [Exhibit 10.11 to
            Registration Statement on Form SB-2, File No. 33-84622]
 10.11*     Loan Agreement dated February 11, 1993 between State of Rhode Island Economic
            Development Small Business Loan Fund Corporation ("SBLFC") and Analytical
            Biosystems Corporation in the amount of $150,000 [Exhibit 10.(iii) to Report on
            Form 10-KSB for the fiscal year ended December 31, 1992]
 10.12*     Loan Agreement dated February 25, 1993 between SBLFC and Analytical Biosystems
            Corporation in the amount of $100,000 [Exhibit 10(iii) to Report on Form 10-KSB for the fiscal year ended December 31, 1992]
 10.13*     Loan Agreement dated April 19, 1993 between SBLFC and Analytical Biosystems
            Corporation in the amount of $250,000 [Exhibit 10(i)(a) to Report on Form 8-K dated April 30, 1993]
 10.14*     Loan Agreement dated October 22, 1993 between SBLFC and Analytical Biosystems
            Corporation in the amount of $166,666 [Exhibit 10(iii)(d) to Report on Form 10-KSB
            for the fiscal year ended December 31, 1993]
 10.15*     Loan Agreement dated February 17, 1994 between SBLFC and Analytical Biosystems
            Corporation in the amount of $125,000 [Exhibit 10(iii)(e) to Report on Form 10-KSB
            for the fiscal year ended December 31, 1993]
 10.16*     Security Agreement dated October 22, 1993 between SBLFC and Analytical Biosystems
            Corporation [Exhibit 10.17 to Registration Statement on Form SB-2, File No.
            33-84622]
 10.17*     Patent Security Agreement dated April 19, 1993 between SBLFC and Analytical
            Biosystems Corporation [Exhibit 10.18 to Registration Statement on Form SB-2, File
            No. 33-84622]
 10.18*     Patent Security Agreement dated October 22, 1993 between SBLFC and Analytical
            Biosystems Corporation [Exhibit 10.19 to Registration Statement on Form SB-2, File
            No. 33-84622]
 10.19*     Form of Indemnification Agreements between Registrant and Registrant's Directors and Officers [Exhibit 10.20 to Registration Statement on Form SB-2, File No.
            33-84622]
 10.20*     Lease Agreement as of November 1, 1994 for facility located at 55 Access Road,
            Warwick, Rhode Island 02886 [Exhibit 10.21 to Amendment No. 1 to Registration
            Statement on Form SB-2, File No. 33-84622]
 10.21*     Consulting Agreement and Warrant with Dr. Elliot Fishkin [Exhibit 10.22 to
            Amendment No. 1 to Registration Statement on Form SB-2, File No. 33-84622]

EXHIBIT
  NO.                                          DESCRIPTION
--------    ----------------------------------------------------------------------------------
 10.22*     Redacted copy of Clinical Trials Agreement dated August 14, 1995 between
            Analytical Biosystems Corporation and research institution and certain individuals
            [Exhibit 10.1 to Report on Form 8-K dated August 11, 1995]
 10.23*     Agreement dated April 10, 1995 between Analytical Biosystems Corporation and Loats
            Associates [Exhibit 10.1 to Report on Form 8-K dated April 20, 1995]
 10.24*     Form of Registration Rights Agreement entered into among the Company and the holders of the Company's Series A Preferred Stock entered into on December 2,
            1996. [Filed as Exhibit 10.24 to Registration Statement on Form S-3 File
            333-17857].
 10.25*     Form of Registration Rights Agreement entered into among the Company and certain holders of the Company's Common Stock entered into on April 12, 1996 in connection with private placement offering completed on April 12, 1996. [Filed as Exhibit
            10.25 to Registration Statement on Form S-3 File 333-17857].
 23.1       Consent of Ernst & Young LLP, independent auditors of Nu-Tech Bio-Med, Inc.
 27         Financial Data Schedule
 99.1*      1992 Stock Option Plan [Exhibit 28 to Report on Form 10-Q for the quarter ended
            March 31, 1992]
 99.2*      1994 Incentive Stock Option [Exhibit 99.2 to Registration Statement on Form SB-2,
            File No. 33-84622]
 99.3*      Non Employee Director Stock Option Plan [Exhibit 99.3 to Registration Statement on
            Form
            SB-2, File No. 33-84622]
 99.4*      Amended and Restated Non-Employee Director Stock Option Plan [filed as Exhibit to the Company's Proxy Statement for the Annual Meeting held August 27, 1996].

                       CONSOLIDATED FINANCIAL STATEMENTS

                             NU-TECH BIO-MED, INC.

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                             NU-TECH BIO-MED, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                    CONTENTS

Report of Independent Auditors.........................................................   F-2
Audited Consolidated Financial Statements
  Consolidated Balance Sheets..........................................................   F-3
  Consolidated Statements of Operations................................................   F-4
  Consolidated Statements of Stockholders' Equity......................................   F-5
  Consolidated Statements of Cash Flows................................................   F-7
  Notes to Consolidated Financial Statements...........................................   F-8

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders
Nu-Tech Bio-Med, Inc.

     We have audited the accompanying consolidated balance sheets of Nu-Tech Bio-Med, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows, for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nu-Tech Bio-Med, Inc. at December 31, 1996 and 1995, and the consolidated results of their operations, stockholders' equity and cash flows for the years then ended, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that Nu-Tech Bio-Med., Inc. will continue as a going concern. As more fully described in Note 1, the Company has expended cash in excess of cash generated from operations and has not achieved sufficient revenues to support future operations and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                         /s/ ERNST & YOUNG LLP


Providence, Rhode Island
March 12, 1997

                             NU-TECH BIO-MED, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,
                                                                  -----------------------------
                                                                      1996             1995
                                                                  ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents.....................................  $  1,690,538     $  2,538,002
  Accounts receivable (net of allowance for doubtful accounts of approximately $2,823,400 and $16,700 at December 31, 1996
     and 1995, respectively)....................................     1,751,230           67,480
  Inventory.....................................................       219,428           12,219
  Prepaid expenses and other current assets.....................        82,801          130,135
                                                                  ------------     ------------
Total current assets............................................     3,743,997        2,747,836
Investment in senior debt of Physicians Clinical Laboratory,
  Inc...........................................................    10,000,000               --
Less distribution received......................................      (575,561)              --
                                                                  ------------     ------------
Net investment in Physicians Clinical Laboratory, Inc...........     9,424,439               --
Equipment and leasehold improvements, net.......................     1,766,842          471,517
Goodwill (net of accumulated amortization of approximately
  $833,200 and $441,200 at December 31, 1996 and 1995,
  respectively).................................................     6,352,860          308,816
Patents (net of accumulated amortization of approximately
  $73,700 at December 31, 1995,.................................            --          141,596
Deferred acquisition costs......................................     1,028,524          129,846
Deposits........................................................        89,104           18,964
                                                                  ------------     ------------
Total assets....................................................  $ 22,405,766     $  3,818,575
                                                                  ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..............................................  $  1,580,797     $    109,815
  Accrued expenses..............................................     1,286,035          451,490
  Contract payable..............................................        65,571          105,571
  Current portion of long-term debt.............................     2,263,990          197,246
  Current portion of capitalized lease obligations..............       214,270           13,050
                                                                  ------------     ------------
Total current liabilities.......................................     5,410,663          877,172
Long-term debt..................................................       338,672          319,521
Capitalized lease obligations...................................       471,984           33,624
Liabilities to be paid with common stock........................     3,422,500               --
                                                                  ------------     ------------
Total liabilities...............................................     9,643,819        1,230,317
Commitments and contingencies
Stockholders' equity:
  Series A convertible preferred stock, $.01 par value;
     1,000,000 shares authorized, 14,000 issued and outstanding at December 31, 1996 (liquidation preference of $14,000,000
     at December 31, 1996)......................................           140
  Common stock, $.01 par value; 12,000,000 shares authorized,
     2,089,652 and 1,742,148 shares issued and outstanding at
     December 31, 1996 and 1995, respectively...................        20,897           17,422
  Capital in excess of par value................................    34,501,337       17,544,715
  Unvested common stock grant...................................            --         (946,107)
  Deferred consulting expense...................................       (96,250)        (151,250)
  Accumulated deficit...........................................   (21,664,177)     (13,876,522)
                                                                  ------------     ------------
Total stockholders' equity......................................    12,761,947        2,588,258
                                                                  ------------     ------------
Total liabilities and stockholders' equity......................  $ 22,405,766     $  3,818,575
                                                                  ============     ============

          See accompanying notes to consolidated financial statements.

                             NU-TECH BIO-MED, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
Revenues:
  Assay sales, net................................................  $   115,397     $   161,701
  Laboratory revenues, net........................................      836,143              --
  Medical billing services revenues...............................      113,932              --
  Other...........................................................           --           2,100
                                                                    -----------     -----------
Total revenues, net...............................................    1,065,472         163,801
Operating costs:
  Laboratory expenses.............................................    1,188,564         211,377
  Medical billing services expenses...............................       89,314              --
  Selling, general and administrative expenses....................    3,689,588       2,089,778
  Public relations expenses.......................................    1,882,000              --
  Research and development expenses...............................       90,903          77,066
                                                                    -----------     -----------
Total operating costs.............................................    6,940,369       2,378,221
                                                                    -----------     -----------
Operating loss....................................................   (5,874,897)     (2,214,420)
Other income (expense):
  Finance expense.................................................   (1,422,500)             --
  Write-off of goodwill and patents...............................     (372,864)             --
  Deferred acquisition assets charged off.........................     (218,914)             --
  Investment and interest income..................................      161,871         158,977
  Interest expense................................................      (60,351)        (33,514)
                                                                    -----------     -----------
Total other income (expense)......................................   (1,912,758)        125,463
                                                                    -----------     -----------
Net loss..........................................................  $(7,787,655)    $(2,088,957)
                                                                    ===========     ===========
Net loss per common share.........................................  $     (5.66)    $     (1.33)
                                                                    ===========     ===========
Weighted average common shares outstanding........................    1,961,078       1,570,498
                                                                    ===========     ===========

          See accompanying notes to consolidated financial statements.

                             NU-TECH BIO-MED, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                 NUMBER OF     SERIES A
                                                 SHARES OF    CONVERTIBLE
                                                 SERIES A      PREFERRED    NUMBER OF                                  UNVESTED
                                                CONVERTIBLE    STOCK AT     SHARES OF      COMMON       CAPITAL IN      COMMON
                                                 PREFERRED     $.01 PAR       COMMON    STOCK AT $.01    EXCESS OF      STOCK
                                                   STOCK         VALUE        STOCK       PAR VALUE      PAR VALUE      GRANT
                                                -----------   -----------   ----------  -------------   -----------   ----------
      Balances, December 31, 1994.............         --       $    --      1,429,128     $14,291      $14,724,150   $       --
      Issuance of unregistered common stock to
        investors at $6.00 per share and
        45,714 common stock purchase warrants
        (net of issuance costs of $53,700)....         --            --        120,000       1,200          668,586           --
      Grant of unregistered common stock to
        officer at $14.81 per share...........         --            --        100,000       1,000        1,480,200   (1,481,200)
      Grants of warrants to consultant at
        $7.00 per share.......................         --            --             --          --          165,000           --
      Issuance of unregistered common stock to
        investors at $6.00 per share and
        35,408 common stock purchase warrants
        (net of issuance costs of $54,090)....         --            --         93,335         934          506,776           --
      Other...................................         --            --           (315)         (3)               3           --
      Amortization of unvested common stock
        grant.................................         --            --             --          --               --      535,093
      Amortization of deferred consulting
        expense...............................         --            --             --          --               --           --
      Net loss................................         --            --             --          --               --           --
                                                   ------        ------      ---------     -------      -----------   -----------
      Balances, December 31, 1995.............         --            --      1,742,148      17,422       17,544,715     (946,107)
      Issuance of unregistered common stock to
        investors at $11.50 per share (net of
        cash issuance costs of $278,834)......         --            --        250,000       2,500        2,593,666           --
      Grant of warrants to consultants........         --            --             --          --        1,243,550           --
      Amortization and adjustment to unvested
        common stock grant....................         --            --             --          --         (112,765)     876,849
      Exchange of unvested common stock grant
        for warrants..........................         --            --             --          --          523,286       69,258
      Amortization of deferred consulting
        expense...............................         --            --             --          --               --           --
      Issuance of unregistered Series A
        Convertible preferred stock to
        investors at $1,000 per share (net of
        cash issuance costs of $1,865,000)....     14,000           140             --          --       12,134,860           --


                                                DEFERRED                       TOTAL
                                                CONSULTING  ACCUMULATED    STOCKHOLDERS'
                                                 EXPENSE      DEFICIT         EQUITY
                                                ---------   ------------   -------------
      Balances, December 31, 1994.............  $      --   $(11,787,565)   $ 2,950,876
      Issuance of unregistered common stock to
        investors at $6.00 per share and
        45,714 common stock purchase warrants
        (net of issuance costs of $53,700)....         --             --        669,786
      Grant of unregistered common stock to
        officer at $14.81 per share...........         --             --             --
      Grants of warrants to consultant at
        $7.00 per share.......................   (165,000)            --             --
      Issuance of unregistered common stock to
        investors at $6.00 per share and
        35,408 common stock purchase warrants
        (net of issuance costs of $54,090)....         --             --        507,710
      Other...................................         --             --             --
      Amortization of unvested common stock
        grant.................................         --             --        535,093
      Amortization of deferred consulting
        expense...............................     13,750             --         13,750
      Net loss................................         --     (2,088,957)    (2,088,957)
                                                ---------   ------------    -----------
      Balances, December 31, 1995.............   (151,250)   (13,876,522)     2,588,258
      Issuance of unregistered common stock to
        investors at $11.50 per share (net of
        cash issuance costs of $278,834)......         --             --      2,596,166
      Grant of warrants to consultants........         --             --      1,243,550
      Amortization and adjustment to unvested
        common stock grant....................         --             --        764,084
      Exchange of unvested common stock grant
        for warrants..........................         --             --        592,544
      Amortization of deferred consulting
        expense...............................     55,000             --         55,000
      Issuance of unregistered Series A
        Convertible preferred stock to
        investors at $1,000 per share (net of
        cash issuance costs of $1,865,000)....         --             --     12,135,000

                             NU-TECH BIO-MED, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY -- (CONTINUED)

                                                 NUMBER OF     SERIES A
                                                 SHARES OF    CONVERTIBLE
                                                 SERIES A      PREFERRED    NUMBER OF                                  UNVESTED
                                                CONVERTIBLE    STOCK AT     SHARES OF      COMMON       CAPITAL IN      COMMON
                                                 PREFERRED     $.01 PAR       COMMON    STOCK AT $.01    EXCESS OF      STOCK
                                                   STOCK         VALUE        STOCK       PAR VALUE      PAR VALUE      GRANT
                                                -----------   -----------   ----------  -------------   -----------   ----------

      Issuance of common stock to placement
        agent.................................         --            --         60,000         600             (600)          --
      Issuance of common stock for purchase of
        Prompt Medical........................         --            --         37,504         375          574,625           --
      Net loss................................         --            --             --          --               --           --
                                                   ------        ------      ---------     -------      -----------   -----------
      Balances at December 31, 1996...........     14,000       $   140      2,089,652     $20,897      $34,501,337   $       --
                                                   ======        ======      =========     =======      ===========   ===========



                                                DEFERRED                       TOTAL
                                                CONSULTING  ACCUMULATED    STOCKHOLDERS'
                                                 EXPENSE      DEFICIT         EQUITY
                                                ---------   ------------   -------------

      Issuance of common stock to placement
        agent.................................         --             --             --
      Issuance of common stock for purchase of
        Prompt Medical........................         --             --        575,000
      Net loss................................         --     (7,787,655)    (7,787,655)
                                                ---------   ------------    -----------
      Balances at December 31, 1996...........  $ (96,250)  $(21,664,177)   $12,761,947
                                                =========   ============    ===========

          See accompanying notes to consolidated financial statements.

                             NU-TECH BIO-MED, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEAR ENDED DECEMBER 31,
                                                                     --------------------------
                                                                        1996           1995
                                                                     -----------    -----------
OPERATING ACTIVITIES
Net loss...........................................................  $(7,787,655)   $(2,088,957)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization....................................      403,199        124,331
  Provision for bad debts..........................................       56,799             --
  Finance expense relating to issuance of common stock.............    1,422,500             --
  Common stock and warrants charged to compensation................    1,265,124        535,093
  Warrants issued to consultants as compensation, net..............      700,800             --
  Write-off of goodwill and patents................................      372,864             --
  Deferred acquisition costs charged off...........................      218,914             --
  Changes in assets and liabilities:
     Accounts receivable...........................................      337,565        (37,630)
     Prepaids and other current assets.............................      141,861        (89,034)
     Inventory.....................................................      (56,292)            --
     Accounts payable and accrued expenses.........................      765,228        (61,213)
                                                                     -----------    -----------
Net cash used in operating activities..............................   (2,159,093)    (1,617,410)
INVESTING ACTIVITIES
Capital expenditures...............................................      (19,403)      (503,278)
Acquisition of Medical Science Institute..........................   (4,951,948)            --
Acquisition of assets of Prompt Medical............................     (179,891)            --
Investment in senior debt of Physicians Clinical Laboratory,
  Inc..............................................................  (10,000,000)            --
Cash distribution received on investment in senior debt of
  Physicians Clinical Laboratory, Inc..............................      575,561             --
Deferred acquisition costs.........................................     (519,842)      (129,846)
                                                                     -----------    -----------
Net cash used in investing activities..............................  (15,095,523)      (633,124)
FINANCING ACTIVITIES
Proceeds from issuance of notes payable............................    2,500,000             --
Repayment of notes payable.........................................     (755,239)      (192,149)
Repayment of contract payable......................................      (40,000)            --
Repayment of capitalized lease obligations.........................      (28,775)            --
Proceeds from sale of common stock.................................    2,596,166      1,177,496
Proceeds from sale of Series A Convertible preferred stock.........   12,135,000             --
                                                                     -----------    -----------
Net cash provided by financing activities..........................   16,407,152        985,347
                                                                     -----------    -----------
Net decrease in cash and cash equivalents..........................     (847,464)    (1,265,187)
Cash and cash equivalents at beginning of year.....................    2,538,002      3,803,189
                                                                     -----------    -----------
Cash and cash equivalents at end of year...........................  $ 1,690,538    $ 2,538,002
                                                                      ==========     ==========
Supplemental disclosure of cash flow information: Interest paid....  $    59,537    $    33,514
                                                                      ==========     ==========

          See accompanying notes to consolidated financial statements.

                             NU-TECH BIO-MED, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

1.  BASIS OF PRESENTATION

     Nu-Tech Bio-Med, Inc. (Nu-Tech or the Company), was originally organized under the laws of Delaware in September 1981 under the name of "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to its present name.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Analytical Biosystems Corporation (ABC), NTBM Billing Services Inc. (NTBM) and Medical Science Institute (MSI) (see Note 3). All material intercompany transactions and balances have been eliminated. Where appropriate, prior year amounts have been reclassified to permit comparison.

     ABC is a clinical oncology laboratory service and research company located in Rhode Island; NTBM is a medical billing service business located in Florida; MSI is a full service medical laboratory facility which operates throughout the State of California.

     The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has expended cash in excess of cash generated from operations and has not achieved sufficient revenues to support future operations and has a working capital deficiency. The Company anticipates that it will obtain additional debt or equity financing, generate additional revenues and/or reduce costs, although no assurance may be given that it will be able to do so. Obtaining additional financing or achieving adequate revenues is dependent upon future events, the outcome of which is presently not determinable. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

     Due to the acquisition of MSI and NTBM and their resulting revenues, the Company ceased reporting as a development stage enterprise in 1996.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates

     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

  Accounts Receivable

     The Company provides services to patients even though they may participate in programs that do not pay full charges. As a result, the Company is exposed to certain credit risks. The Company manages such risk by regularly reviewing its accounts and contracts, and by providing appropriate allowances. Actual results could differ from those estimates. Significant concentrations of gross accounts receivable were as follows:

                                                                         DECEMBER 31,
                                                                         -------------
                                                                         1996     1995
                                                                         ----     ----
        Medicare.......................................................  22.7%     8.1%
        Medi-Cal.......................................................  15.5%      --
        Other negotiated contracts.....................................  20.9%
        Self-pay and commercial........................................  40.9%    91.9%
                                                                         ----     ----
                                                                          100%     100%
                                                                         ----     ----

  Inventory

     Inventory, primarily laboratory supplies, is stated at cost, which approximates market value, on a first-in, first-out (FIFO) basis.

                             NU-TECH BIO-MED, INC.

  Equipment and Leasehold Improvements

     Equipment and leasehold improvements are recorded at cost. Depreciation has been provided using the straight-line method over the estimated useful lives of the assets ranging from 3-10 years for financial reporting purposes, except for leasehold improvements which are being amortized over the life of the lease.

     Certain equipment has been acquired under capitalized lease obligations. These assets total $396,700 and $46,700 with related accumulated amortization of $26,700 and $3,200 at December 31, 1996 and 1995, respectively.

  Investment in Physicians Clinical Laboratory, Inc.

     The Company has recorded its investment in senior debt of Physicians Clinical Laboratory, Inc. at cost reduced by distributions received. In view of the anticipated exchange of senior debt (See Note 4) interest accrued on the debt has not been recorded.

  Fair Values of Financial Instruments

     For cash, accounts receivable and accounts payable the carrying amounts approximate fair value. It was not practicable to estimate the fair value of the Company's investment in senior debt in Physicians Clinical Laboratory, Inc. (see
Note 3).

  Other Assets

     In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996. The adoption of this statement had no impact on the financial position or results of operations of the Company.

     The Company accounts for goodwill at the lower of amortized cost or fair value. On an ongoing basis, management reviews to determine if "impairment indicators" are present. If impairment indicators are present, the Company performs a periodic assessment of assets for impairment. This review consists of the Company reevaluating significant assumptions used in determining the original cost of the acquired business and related goodwill. These assumptions include operating results, cash flows and other indicators of value. Based upon this periodic assessment, management determines whether there has been a permanent impairment of the value of goodwill and adjusts the carrying value accordingly. The Company determines fair value based upon independent appraisals or cash flows discounted at a risk adjusted rate, as appropriate in the circumstances. As a result of this process, during the fourth quarter of 1996, the Company charged off the balance of the remaining goodwill and capitalized patents relating to ABC totaling $372,900.

     Amortization of goodwill is provided using the straight-line method over the estimated useful lives of the assets (10 years).

  Stock Based Compensation

     The Company grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for qualified stock option grants.

     For certain non-qualified stock options, restricted stock and warrants granted to employees, the Company recognizes as compensation expense the excess of the market value of the common stock issuable upon

                             NU-TECH BIO-MED, INC.

exercise of such options over the aggregate exercise price of such options. For warrants granted to non-employees, the Company recognizes as a charge the deemed fair value of the warrants or the value of the services provided, whichever is more reliably measurable. Such charges are amortized over the vesting period of each option or warrant or the recipient's service period, if shorter.

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

  Net Loss Per Common Share

     Net loss per common share is computed using the weighted average number of common shares outstanding during the year. Such loss gives effect to the deemed dividend associated with the conversion feature of the Series A convertible preferred stock. Fully-diluted earnings per share, assuming conversion of outstanding warrants, options and preferred stock are not presented since the effect would be antidilutive.

  Revenues

     The Company recognizes revenue as earned on an accrual basis, when services are performed.

3.  ACQUISITIONS AND DISPOSITION

  Acquisition and Sale of Medical Science Institute

     On November 18, 1996, the United States Bankruptcy Court of the Central District of California approved the First Amended Plan of Reorganization (the "MSI Plan") of Medical Science Institute ("MSI") pursuant to which the Company acquired all of the capital stock of MSI for a total purchase price of approximately $6,952,000. The acquisition was in the form of a purchase. MSI is engaged in the medical laboratory business primarily in the State of California and had been operating under Chapter 11 of the U.S. Bankruptcy Code since October 26, 1995. MSI is a California corporation with its principal executive offices located in Burbank, California.

     Pursuant to the MSI Plan, the holders of all of the MSI capital stock (including any and all options, warrants, and other convertible securities) will receive 134,228 shares of common stock of Nu-Tech with an aggregate value of $2 million recorded as a liability in the accompanying consolidated financial statements. The number of shares of common stock to be issued under the MSI Plan are based on the average closing price of a share of common stock on the NASDAQ SmallCap Market for the 15 day period preceding November 18, 1996. The recipients of Nu-Tech common stock will be entitled to "piggyback" registration rights with respect to such shares. The sole holder of all capital stock of MSI was granted the right to receive up to $275,000 in cash from Nu-Tech with a concurrent reduction in the number of shares of Nu-Tech's common stock. In addition, $225,000 value of Nu-Tech's common shares is permitted to be transferred by the former shareholder in consideration of a settlement agreement entered into with such creditor and a general release in favor of MSI.

     In addition, Nu-Tech agreed to make certain other payments to creditors and assume certain liabilities under the MSI Plan. These payments include: (a) approximately $750,000 to pay administrative claims of professionals, (b) an additional $425,000 for professional administrative claims payable over 12 months, (c) approximately $572,000 payable for federal and state payroll taxes,
(d) approximately $2,500,000 to Austin Financial Services, Inc. ("Austin Financial"), a secured creditor of MSI, (e) trade payables in the amount of approximately $738,000, (f) $75,000 payable to the federal government in satisfaction of certain

                             NU-TECH BIO-MED, INC.

claims and (g) $750,000 payable to general unsecured creditors. At the hearing confirming the MSI Plan held on November 18, 1996, the Company tendered $2,250,000 to the Court with respect to such payments.

     With respect to sums payable under the MSI Plan to Austin Financial, Nu-Tech obtained a loan in the principal amount of $2,500,000 from a third-party lender on December 2, 1996, and utilized the loan proceeds to pay off Austin Financial (see Note 7).

     In connection with this acquisition, the Company recorded $5,681,437 of excess cost over the fair market value of net assets acquired ("goodwill") related to this transaction and the remainder was allocated to the net assets of MSI acquired based on their estimated fair value. The Statement of Operations includes the operations of MSI for the period from November 18, 1996 (the date of acquisition) through December 31, 1996.

     The former sole stockholder and president of MSI has entered into an employment agreement with MSI. As part of the employment agreement, the employee has the right to borrow up to $100,000 from the Company, to be secured by the shares of common stock to be issued to him under the MSI Plan. He will also receive options to purchase 10,000 shares of Nu-Tech common stock for every $1,000,000 of annual collectible revenues obtained by MSI through the acquisition of other businesses by MSI in which he acted as the procuring cause. The options to be granted, if any, will bear an exercise price equal to the fair market value of Nu-Tech's common stock at the time of the grant. At December 31, 1996, no options have been granted.

     On February 26, 1997, the Company completed the sale of its ownership interest in MSI to Physicians Clinical Laboratory, Inc. ("PCL") (see Note 4). The Company sold its interests in MSI to PCL for its costs aggregating approximately $7.6 million. The Company received approximately $2.6 million in cash and a secured promissory note of PCL in the principal amount of $5,000,000. The note is secured by all the assets of PCL but is subordinate to certain other claims and administrative expenses. The Company used approximately $2 million of the sale proceeds to repay in full an outstanding secured loan which the Company had incurred to acquire MSI (see Note 7). In the event the PCL Plan of Reorganization (see Note 4 ) is consummated and such plan provides that the Company shall become the owner of 52.6% of the outstanding capital stock of PCL, the note will be forgiven. If the PCL Plan is not consummated by November 9, 1997, the note shall be payable in full. There can be no assurance that the note will be repaid in full if the PCL Plan is not consummated.

     PCL assumed all other obligations incurred by Nu-Tech in connection with the MSI acquisition, including Nu-Tech's guarantee of certain remaining obligations under the MSI Plan.

ACQUISITION OF BUSINESS ASSETS OF PROMPT MEDICAL BILLING COMPANY, INC.

     On October 21, 1996, the Company, through a newly formed wholly owned subsidiary, NTBM Billing Services, Inc. ("NTBM"), acquired all of the medical billing service assets of Prompt Medical Billing Services, Inc., a privately owned Florida corporation engaged in the medical billing service business. The acquisition was in the form of a purchase. The Company acquired the assets for a total consideration of $675,000 consisting of $100,000 in cash and 37,504 shares of restricted common stock of the Company. The number of shares may be subject to increase in the event the fair market value of the shares at the termination of the two year period is less than $500,000 or in the event the holders are unable to sell the shares. All consideration paid by the Company has been placed into escrow for a period of up to two years, to be released upon the attainment of certain performance levels. The cash consideration will be released from escrow in eight quarterly installments of $12,500 together with interest.

     In connection with this acquisition, the Company recorded $754,591 of excess cost over the fair market value of net assets acquired ("goodwill") related to this transaction. The Statement of Operations includes the operations of NTBM for the period from October 21, 1996 (the date of acquisition) through December 31, 1996.

                             NU-TECH BIO-MED, INC.

  Pro Forma Disclosures

     Pro forma selected financial data, assuming the assets of Prompt Medical and the stock of Medical Science Institute had been acquired at the beginning of 1995 and 1996, respectively, follows:

                                                                   DECEMBER 31,
                                                           ----------------------------
                                                               1996            1995
                                                           ------------     -----------
                                                                   (UNAUDITED)
        Revenues.........................................  $ 13,139,000     $19,419,000
                                                           ============     ===========
        Net loss.........................................  $(10,366,000)    $(4,704,000)
                                                           ============     ===========
        Net loss per common share........................  $      (6.49)    $     (2.70)
                                                           ============     ===========
        Weighted average common shares outstanding(1)....     2,109,702       1,742,230
                                                           ============     ===========

---------------
(1) Adjusted for the issuance of 171,732 shares of the Company included in the purchase price.

     The above pro forma information does not purport to represent what the Company's results of operations would actually have been had the acquisition of the assets of Prompt and the stock of MSI in fact occurred at the beginning of the periods indicated or to project the Company's results for any future periods.

4.  INVESTMENT IN PHYSICIANS CLINICAL LABORATORY, INC.

     The Company has acquired certain debt securities of Physicians Clinical Laboratory, Inc., a Delaware corporation ("PCL"), which is a full-service clinical laboratory capable of providing a comprehensive battery of testing services. PCL is a publicly held corporation which, until recently, filed reports with the Commission under the Securities Exchange Act of 1934, as amended. PCL is delinquent in its filings with the Commission and has not filed any reports since the quarter ended May 31, 1996. PCL has been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code since November 8, 1996.

     Nu-Tech has reached an agreement (the "PCL Plan") with the holders of the Senior Debt, Subordinated Debt and the management of PCL whereby Nu-Tech will acquire a 52.6% interest in PCL. The terms of the agreement provide that PCL would file a plan to effectuate the agreement. As required by the aforementioned agreement, the Company purchased approximately $13,300,000 of Senior Debt for $10,000,000 on November 7, 1996. In accordance with the PCL Plan, certain holders of Senior Debt contributed $10,000,000 in debtor-in-possession ("DIP") financing to PCL, which under the terms of the reorganization, will be forgiven. The PCL Plan also requires that the Company purchase an additional 17% of capital stock of PCL for $5,000,000 upon the approval of the PCL Plan. Pursuant to the PCL Plan, the debt purchased by Nu-Tech will be converted into 35.6% of the common stock of PCL, which together with the 17% purchased for $5,000,000, will result in Nu-Tech owning 52.6% of the outstanding common stock of PCL.

     On February 26, 1997, the Company completed the sale of its ownership interest in MSI and received, among other things, a $5,000,000 secured note receivable which may be used to satisfy its remaining $5,000,000 commitment with PCL (see Note 3).

     There can be no assurance that the PCL Plan will be consummated, or if consummated, will be upon the terms as originally submitted to the bankruptcy court. Should the PCL plan not be consummated, Nu-Tech will become a creditor of PCL. Under the terms of the PCL Plan, however, no competing offer for PCL may be accepted by the bankruptcy court unless (i) such competing offer is at least $2.5 million higher than the bid by Nu-Tech and (ii) on the effective date of the competing plan Nu-Tech receives $1.88 million in cash as compensation for its time and expense in pursuing the PCL Plan.

      In December 1996, the Company received a distribution totaling $575,561 which was applied against the Company's investment in senior debt of PCL.

                             NU-TECH BIO-MED, INC.

5.  EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consists of the following:

                                                                 1996          1995
                                                              ----------     ---------
        Laboratory equipment................................  $  953,830     $ 454,131
        Computer equipment..................................     397,551        51,451
        Office equipment....................................     271,459       101,764
        Leasehold improvements..............................     499,414        79,114
                                                              ----------     ---------
                                                               2,122,254       686,460
        Less accumulated depreciation.......................    (355,412)     (214,943)
                                                              ----------     ---------
                                                              $1,766,842     $ 471,517
                                                              ==========     =========

     Depreciation expense was approximately $140,500 and $24,500 for the years ended December 31, 1996 and 1995, respectively.

6.  ACCRUED EXPENSES

     Accrued expenses are as follows:

                                                                    DECEMBER 31,
                                                               -----------------------
                                                                  1996          1995
                                                               ----------     --------
        Accrued acquisition fees.............................  $  117,000     $     --
        Employee compensation................................     418,192      280,210
        Consulting and professional fees.....................     275,000      137,139
        Other................................................     475,843       34,141
                                                               ----------     --------
                                                               $1,286,035     $451,490
                                                               ==========     ========

7.  DEBT

     Debt consists of the following:

                                                                    DECEMBER 31,
                                                               -----------------------
                                                                  1996          1995
                                                               ----------     --------
        Notes payable due to a third party, interest at 15%,   $1,953,605     $     --
          all principal and interest due on January 31, 1997;
          secured by the Company's investment in Senior Debt
          of PCL. The loan was further secured by a personal
          guaranty of Nu-Tech's president (see below)........
        Notes payable to State of Rhode Island's Small            319,519      516,767
          Business Loan Fund Corporation (SBLFC), interest at
          5.4%, due in monthly principal and interest
          payments of $18,360 through February 1998 and
          declining thereafter through February 1999; secured
          by virtually all of the assets of the Company......
        Other long-term liabilities related to MSI                329,538           --
          acquisition (see Note 3)...........................
                                                               ----------     --------
                                                                2,602,662      516,767
        Current maturities of long-term debt.................   2,263,990      197,246
                                                               ----------     --------
        Long-term debt, less current maturities..............  $  338,672     $319,521
                                                               ==========     ========

                             NU-TECH BIO-MED, INC.

     On January 23, 1997, the Company obtained a new loan from a private lender in the principal amount of $2,000,000, which funds were used to repay the outstanding balance of the notes payable due to a third party (see above). All principal and interest on the new loan is due on March 22, 1997. The new loan is secured by a pledge of the Company's stock ownership in MSI, as well as the Company's investment in Senior Debt of PCL. In conjunction with the issuance of this note payable, the lenders were issued warrants to purchase 100,000 shares of common stock at an exercise price of $11.50 per share. The new third party lender is a significant stockholder of the Company. On February 26, 1997, in connection with the sale of MSI to PCL, the Company repaid the new loan (see
Note 3).

     Future principal payments on long-term debt due in each of the next five years are as follows:

                1997.............................................  $2,263,990
                1998.............................................     150,452
                1999.............................................      54,864
                2000.............................................      53,735
                2001.............................................      58,807
                Thereafter.......................................      20,814
                                                                   ----------
                                                                   $2,602,662
                                                                   ==========

     The carrying amount of debt, using the discounted cash flow method, approximates its fair value.

8.  LEASE COMMITMENTS

     The Company leases various office and research facilities and certain equipment under noncancelable operating and capitalized leases. The leases expire at various times through August 2000, at which time the Company will have the option to renew leases from one to three years.

     The Company's future minimum lease payments under capital and operating leases are as follows as of December 31, 1996:

                                                                 CAPITAL      OPERATING
                                                                  LEASES       LEASES
                                                                 --------     --------
        1997...................................................  $326,322     $114,200
        1998...................................................   326,322      106,400
        1999...................................................   291,734       58,700
        2000...................................................    10,863       37,000
                                                                 ----------   ----------
        Total minimum lease payments...........................   955,241     $316,300
                                                                              ==========
        Less interest..........................................   268,987
                                                                 ----------
        Present value of minimum lease payments................   686,254
        Less capital lease obligations due within one year.....   214,270
                                                                 ----------
        Capital lease obligations -- long-term portion.........  $471,984
                                                                 ==========

     Rental expense was $168,500 and $25,000 for the years ended December 31, 1996 and 1995, respectively.

9.  STOCKHOLDERS' EQUITY

  Series A Convertible Preferred Stock

     On December 2, 1996, the Company completed a private placement offering under the Securities Act of 1933 and/or Regulation D promulgated thereunder, pursuant to which the Company issued a total of 14,000 shares of Series A Convertible Preferred Stock for a total aggregate purchase price of $14,000,000. The

                             NU-TECH BIO-MED, INC.

Company realized net proceeds of approximately $12,135,000 after deducting expenses totaling $1,865,000. In connection with this offering, the Company issued 60,000 shares of common stock and warrants to purchase 85,714 shares of common stock exercisable at $15.00 per share.

     The Series A Convertible Preferred Stock is convertible, by its terms, into shares of common stock at the option of the holder commencing on the 45th day after the issue date. Up to one third of the shares of the Series A Convertible Preferred Stock may be converted into common stock on each of the 45th day, 75th day and 105th day after the issue date. Commencing upon the 270th day following completion of the private placement, the Company has the right, upon 30 days' prior notice, to cause the Series A Convertible Preferred Stock to be converted into common stock at the then applicable conversion price. The shares will be convertible into such number of shares of common stock as shall equal $1,000 divided by a conversion rate equal to the lesser of (i) 75% of the average closing price of the common stock for the 5 days immediately preceding the date of the holder's notice of conversion or (ii) $17.50, subject to certain adjustments.

     The holders of a majority of the Series A Convertible Preferred Stock were granted one "demand" registration right with respect to the common stock underlying the Series A Convertible Preferred Stock. In the event that the Company does not file with, and have declared effective by, the Commission, a registration statement under the Act within 120 days of receipt of the demand notice of the investors holding the shares of the Series A Convertible Preferred Stock, the then applicable conversion price of the Series A Convertible Preferred Stock will be reduced by 10%. Further, for each 30 day period after the 120 day period that the registration statement has not been declared effective, the conversion price will be reduced by an additional 2%, up to an aggregate of 12%.

     The Company had heretofore filed and withdrew a registration statement relating to the shares of its Common Stock issuable upon conversion of the Preferred Stock. At the time of such filing, the Company believed that it had not received a valid written demand by a majority of the holders of the Preferred Stock to require it to proceed with such registration statement. The Company further believes that, at the time such registration statement was withdrawn, and through and as of the date hereof, it likewise did not receive a written demand by the holders of a majority of Preferred Stock to file a registration statement.

     Several Preferred Shareholders have indicated that they intend to commence an action against the Company arising out of the failure of the Company for its failure to cause the conversion shares to be registered, seeking unspecified damages and/or seeking to rescind their purchase of the Preferred Stock. The Company believes that if any such action is commenced against it, it has good and meritorious defenses. In the event any such action is brought against the Company, and the Company does not prevail thereon, and is found to be responsible for damages or losses, such circumstance would have a material adverse effect upon the Company's consolidated results of operations and financial position. The Company has had, and continues to have continuous discussions with representatives of the Preferred Shareholders concerning a resolution of the dispute arising out of the registration of the shares of the Company's Common Stock issuable upon conversion of the Preferred Shares. While no assurance may be given that such dispute will be satisfactorily resolved, the Company intends, however, to prepare and file such registration statement as soon as practicable to do so. The filing of such registration statement may not, however, resolve the dispute to the satisfaction of the Preferred Shareholders, and no assurance may be given that, even if such registration statement is filed by the Company, that the Preferred Shareholders may not thereafter commence an action against the Company.

     Holders of shares of the Series A Convertible Preferred Stock are not entitled to receive dividends in cash or otherwise. The holders of shares of the Series A Convertible Preferred Stock are not entitled to voting rights.

  Common Stock

     In April 1996, the Company completed a private offering of 250,000 shares of its common stock for an aggregate of $2,875,000. The Company realized net proceeds of approximately $2,596,000 from the private placement. In connection with this offering, the Company incurred expenses totaling $278,800 and issued warrants to purchase 75,000 shares of common stock exercisable at $14.50 per share.

     Investors in the April offering were granted certain "demand and piggyback" registration rights for the shares sold in the April offering. In settlement of certain alleged claims by the investors in the April offering that the Company had failed to timely register the shares owned by such investors, the Company agreed to issue one-half share to the investors for each share purchased in the April offering. The Company has

                             NU-TECH BIO-MED, INC.

expensed the fair value of the shares of common stock issued in February 1997 to settle the matter resulting in a non-cash charge of $1,422,500 in 1996 and has recognized a liability in the accompanying consolidated financial statements.

  Grant of Restricted Stock

     In June 1995, the Company granted 100,000 restricted shares to the Company's chairman that will vest periodically at a rate of 5,000 shares per year subject to certain conditions and certain accelerated provisions. The grant has been accounted for as an increase in common stock and capital in excess of par value at the fair value of the shares at the date of the grant (and modified periodically to reflect current valuations) offset by an equal charge to equity recorded as an Unvested Common Stock Grant. At December 31, 1995, conditions for acceleration were achieved, subject to one year continued employment. The Unvested Common Stock Grant was to be amortized over an eighteen-month vesting period and has been included in selling, general and administrative expenses. In addition, the Company has agreed to reimburse the officer for income taxes associated with the grant. Such reimbursements were accrued in accordance with the vesting schedule.

     On December 2, 1996, the Company agreed to exchange 95,000 unvested shares under the 1995 grant for 300,000 warrants with an exercise price of $7.00 per share. In connection with the exchange, the Company recognized the excess of the value ($26,200) of the old grant at the exchange rate (valued at $2,013,700) over the value of the new grant (valued at $1,987,500) as a reversal of an expense in 1996.

  Stock Option Plans

     At December 31, 1995, the Company has three stock option plans as follows:

  1994 Plans

     The Company has reserved 350,000 shares of common stock under the 1994 Employee Stock Option Plan (the 1994 Plan). Options granted under the 1994 Plan may be incentive options or nonqualified stock options, and shall be designated as such at the time of grant. The 1994 Plan permits the granting of incentive options only to officers and full-time employees of the Company, at no less than 100% of the fair market value of the Company's common stock at the date of the grant. Nonqualified stock options may be granted to officers, employees, consultants, and advisors of the Company, as well as to members of the Board of Directors, at a price determined by the Plan administrator but in no case less than 85% of the fair market value of the Company's common stock at the date of the grant. To the extent that any option intended to be an incentive option shall fail to qualify as such under Section 422 of the Internal Revenue Code of 1986, such options shall be deemed to be nonqualified options. The 1994 Plan is administered by the Option Committee of the Board of Directors, which has full power to determine the specific terms of each option granted, subject to the provisions of the 1994 Plan. As of December 31, 1996, the Company has granted options for a total of 175,900 shares under this Plan.

     The Company has reserved 200,000 shares of common stock under the Non-Employee Director Stock Option Plan (the Director Plan). Each non-employee director, upon election of the Company's Board of Directors, shall be granted options for 5,000 shares of common stock, and each shall be granted on subsequent annual anniversary dates of the initial grant, additional options for 8,000 shares of common stock. Under the terms of the agreement, the sum of the number of shares to be received upon any grant multiplied by the fair market value of each share at the time of the grant may not exceed $75,000. As of December 31, 1996, the Company has granted options for a total of 60,545 shares under this Plan.

     The exercise price of each option shall be 100% of the fair market value of the Company's common stock at the date of the grant. The Director Plan is administered by the Director Plan Committee, which is comprised of not less than two directors of the Company who are not entitled to participate in the Director Plan.

                             NU-TECH BIO-MED, INC.

  1992 Plan

     The Company has reserved 13,714 shares of common stock under a 1992 Stock Option Plan (1992 Plan). In August 1994, the 1992 Incentive Plan was terminated except for then outstanding options and replaced by the 1994 Employee Plan.

  OTHER STOCK OPTIONS

     The Company also has 15,857 stock options outstanding that were not issued under any specific plan.

  FAS 123 DISCLOSURES

     The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123") and will continue to account for its stock option plans in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees.

     The following table presents the combined activity of its stock option plans for the years ended December 31, as follows:

                                                         1996                         1995
                                               ------------------------     ------------------------
                                                            WEIGHTED                     WEIGHTED
                                                            AVERAGE                      AVERAGE
                                               OPTIONS   EXERCISE PRICE     OPTIONS   EXERCISE PRICE
                                               -------   --------------     -------   --------------
    Outstanding at January 1.................  239,671       $ 7.41         230,014       $ 7.27
      Granted................................   26,545        14.13          20,500        11.06
      Canceled...............................     (200)        7.00         (10,843)       12.78
                                               -------       ------         -------       ------
    Outstanding at December 31...............  266,016       $ 8.08         239,671       $ 7.41
                                               =======       ======         =======       ======
    Options exercisable at December 31.......  239,471       $ 7.42         220,671       $ 7.07
                                               =======       ======         =======       ======

     The Company grants warrants in connection with financing activities, merger and acquisitions activity, and as a form of compensation to both employees and consultants. Expiration dates vary on outstanding warrants ranging from April 1998 through December 2001.

     The following table presents the combined activity for all warrants issued for the years ended December 31, as follows:

                                                         1996                          1995
                                              --------------------------     ------------------------
                                                             WEIGHTED                     WEIGHTED
                                                             AVERAGE                      AVERAGE
                                              WARRANTS    EXERCISE PRICE     WARRANTS  EXERCISE PRICE
                                              ---------   --------------     -------   --------------
    Outstanding at January 1................    411,265       $ 9.65         227,143       $11.12
      Granted...............................  1,065,714        11.43         184,122         7.83
                                              ---------       ------         -------       ------
    Outstanding at December 31..............  1,476,979       $10.94         411,265       $ 9.65
                                              =========       ======         =======       ======
    Warrants exercisable at December 31.....  1,476,979       $10.94         411,265       $ 9.65
                                              =========       ======         =======       ======

                             NU-TECH BIO-MED, INC.

     The following table presents weighted average price and life information about significant option groups outstanding at December 31, 1996:

                                            OPTIONS OUTSTANDING
                                  ----------------------------------------       OPTIONS EXERCISABLE
                                                   WEIGHTED                    ------------------------
                                                    AVERAGE       WEIGHTED                     WEIGHTED
                                                   REMAINING      AVERAGE                      AVERAGE
              RANGE OF              NUMBER        CONTRACTUAL     EXERCISE       NUMBER        EXERCISE
          EXERCISE PRICES         OUTSTANDING     LIFE (YRS.)      PRICE       EXERCISABLE      PRICE
    ----------------------------  -----------     -----------     --------     -----------     --------
    Less than $7.50.............    214,328           5.39         $ 6.91        214,328        $ 6.91
    $7.51 - $15.00..............     51,545           3.80          12.89         25,000         11.59
    Greater than $15.00.........        143            .04          20.30            143         20.30
                                    -------                                      -------
                                    266,016                                      239,471
                                    =======                                      =======

     The following table presents weighted average price and life information about significant warrant groups outstanding at December 31, 1996:

                                            WARRANTS OUTSTANDING
                                  ----------------------------------------       WARRANTS EXERCISABLE
                                                   WEIGHTED                    ------------------------
                                                    AVERAGE       WEIGHTED                     WEIGHTED
                                                   REMAINING      AVERAGE                      AVERAGE
                                    NUMBER        CONTRACTUAL     EXERCISE       NUMBER        EXERCISE
      RANGE OF EXERCISE PRICES    OUTSTANDING     LIFE (YRS.)      PRICE       EXERCISABLE      PRICE
    ----------------------------  -----------     -----------     --------     -----------     --------
    Less than $7.50.............     592,551          4.56        $  6.99          592,551      $ 6.99
    $7.51 -- $15.00.............     738,714          3.52          12.28          738,714       12.28
    Greater than $15.00.........     145,714          1.64          20.18          145,714       20.18
                                   ---------                                     ---------
                                   1,476,979                                     1,476,979
                                   =========                                     =========

     The following are the pro forma net loss and net loss per share for 1996 and 1995, as if the compensation cost for options and warrants granted had been determined based on the fair value at the grant date for grants in 1996 and 1995, consistent with the provisions of FAS 123:

                                               1996                            1995
                                    ---------------------------     ---------------------------
                                    AS REPORTED      PRO FORMA      AS REPORTED      PRO FORMA
                                    -----------     -----------     -----------     -----------
    Net loss......................  $(7,787,655)    $(9,199,485)    $(2,088,957)    $(2,169,368)
    Net loss per share............  $     (5.66)    $     (6.38)    $     (1.33)    $     (1.38)

     The weighted average fair value per share and exercise price of options and warrants granted during 1996 and 1995 were as follows:

                                                     1996                              1995
                                         -----------------------------     -----------------------------
                                               WEIGHTED AVERAGE                  WEIGHTED AVERAGE
                                         -----------------------------     -----------------------------
                                         FAIR VALUE     EXERCISE PRICE     FAIR VALUE     EXERCISE PRICE
                                         ----------     --------------     ----------     --------------
    Share price = Exercise price.......    $ 2.93           $12.53           $ 3.98           $11.38
    Share price > Exercise price.......    $ 8.05           $ 7.80           $ 6.64           $ 7.00
    Share price < Exercise price.......    $ 1.65           $16.80               --               --

                             NU-TECH BIO-MED, INC.

     The fair value of options and warrants at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                 OPTIONS          WARRANTS
                                                              -------------     -------------
                                                              1996     1995     1996     1995
                                                              ----     ----     ----     ----
    Expected life (years)...................................     5        5      1-5        3
    Interest rate...........................................  6.09%    6.09%    6.09%    6.09%
    Volatility..............................................  25.7%    25.7%    25.7%    25.7%

  Common Stock Reserved

     The Company has reserved 2,056,550 shares of common stock for the exercise of options and warrants. In addition, the Company has reserved a sufficient number of common shares to provide for the conversion of the Series A Convertible Preferred Stock (1,500,838 shares at December 31, 1996). The Company has also reserved 134,228 shares of common stock to be issued to the former owner of MSI (see Note 3) and 125,000 shares of common stock to be issued to certain investors.

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

     The project consists of two phases as follows:

          Applied research -- RIPSAT will fund operating and capital costs incurred in the performance of the Applied Research Phase up to a maximum of $320,338. RIPSAT will not fund more than 60% of the total project cost. Such research is paid for by the Company and reimbursed by RIPSAT. Through December 31, 1993, approximately $531,500 of total operating costs have been expended on this project. These operating costs included $362,255 in reimbursable costs expended by Brown University of which $320,338 of these reimbursable costs (the total grant) were reimbursed by RIPSAT. RIPSAT has been informed and has acknowledged that the Applied Research Phase will not be completed for an indeterminate period of time.

          Commercialization -- During the Commercialization Phase, the Company will pay amounts to RIPSAT equal to the funds received during the Applied Research Phase. Payment will begin at the end of the first calendar quarter in which sales of the product are recorded. Payments will be calculated as follows (i) 3% of quarterly net sales of the FCA, but not exceeding an aggregate of $107,000, and (ii) 5% of quarterly net sales of the RMCE. The 3% and 5%, under certain circumstances, may be increased to 6% and 10%, respectively. At December 31, 1996, the Commercialization Phase has not commenced.

  Research and License Agreement

     In May 1991, the Company entered into a Research Agreement with Brown University (Brown). Under the agreement, the Company will fund Brown for all direct and indirect costs incurred in the performance of the research which shall not exceed $375,604 without written authorization from the Company. The total reimbursable costs expended by Brown University under this agreement through December 31, 1993, were $362,255, of which $320,338 was reimbursed to the Company by RIPSAT. Of the $362,255, the Company has paid $296,684 to Brown leaving a balance of $65,571 at December 31, 1996.

                             NU-TECH BIO-MED, INC.

     Under the provisions of the agreement, the Company has an option to license intellectual property developed in the performance of the agreement. The Company will pay royalties to Brown at a rate of 2% of sales which shall commence two years from issuance of a patent and extend for the life of the license.

  Clinical Trial Agreement

     On August 14, 1995, the Company entered into an Agreement with a research institution to conduct a clinical trial. The cost of this clinical trial was not to exceed $568,000. In 1996, the Agreement was terminated by the Company as a result of the institution's inability to obtain the requisite number of accruals. For the year ended December 31, 1996, the Company recorded expenses totaling $56,800 under the Agreement. No expenses were incurred under the agreement in 1995.

11.  INCOME TAXES

     At December 31, 1996, the Company has net operating loss carryforwards of approximately $24.5 million for income tax purposes that expire at various times from 2001 to 2011. Approximately $3,100,000 of these losses relate to a subsidiary of the Company that are limited in usage. In addition, utilization of the net operating loss carryforwards may be subject to limitations pursuant to
Section 382. No income tax benefit has been recorded during the years ended December 31, 1996 and 1995.

The principal components of the Company's deferred tax assets were as follows:

                                                               1996            1995
                                                           ------------     -----------
        Deferred tax assets:
          Net operating loss carryforwards...............  $  9,829,000     $ 5,732,000
          Federal general business tax credits...........       150,000         150,000
          Other..........................................       175,000          25,000
                                                           -------------    ------------
                                                             10,154,000       5,907,000
        Valuation allowance..............................   (10,154,000)     (5,907,000)
                                                           -------------    ------------
        Net deferred tax assets..........................  $         --     $        --
                                                           =============    ============

     Net deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. The valuation allowance increased $4,247,000 in 1996, due primarily to the increases in net operating loss carryforwards and tax credits.

12.  ACQUISITION COSTS

     On December 14, 1995, the Company signed a letter of intent to acquire a majority interest in American Cytogenetics, Inc. (ACI). In the 3rd quarter of 1996, the Company expensed $218,914 of deferred acquisition costs for expenses incurred as a result of management's due diligence review of the business and operations of ACI which management has determined not to pursue and has terminated further negotiations.

     At December 31, 1996, the Company has $1,028,524 of deferred acquisition costs. The costs primarily relate to expenses incurred in conjunction with the Company's proposed acquisition of PCL (see Note 4). Included in the deferred costs, is investment banking expenses totaling $597,750 relating to the issuance of 75,000 warrants with an exercise price of $9.50 per share to an investment banker for work performed relating to the acquisition of PCL. The Company anticipates payments of an additional $231,350 in cash commissions and an additional 57,838 warrants upon the consummation of the PCL transaction (see
Note 13).

                             NU-TECH BIO-MED, INC.

13.  OTHER AGREEMENTS

     In 1995, the Company entered into an agreement with an investment banker whereby the investment banker can earn cash commissions and up to 200,000 warrants with an exercise price of $9.50 if certain events, as defined, occur. The agreement expires in June 2000. In 1996, the investment banker earned a cash transaction fee totaling $300,000 and was granted 75,000 warrants (see Note 12).

     In May 1996, the Company entered into agreements with a consultant whereby the consultant would assist the Company in identifying potential investors and negotiating and structuring a transaction to provide equity financing, and, following such financing, providing financial public relations for a period of two years. No financing was arranged by the consultant and the agreements were terminated in the 3rd quarter of 1996 resulting in a $40,000 charge to operation results.

     In September 1996, the Company entered into an agreement with certain financial public relations firms for which firms have been paid an aggregate of $1,355,000 in cash and 300,000 warrants with exercise prices ranging from $14.00 to $16.80 per share. In connection with the warrants issued, the Company recorded an expense totaling $527,000. All such consideration has been expensed in the year ended December 31, 1996.

     On March 6, 1997, the Company adopted an Indemnification Trust (the "Trust") for the benefit of the current officers and directors of the Company. The Trust is in furtherance of the Company's indemnification obligations to its officers and directors and is intended to establish a mechanism to assure a source of funding for any payments the Company may be required to make under such Indemnification Agreements. Accordingly, the Company plans to fund the Trust in the amount of $250,000 in 1997.

                                 EXHIBIT INDEX

     The exhibits designated with an asterisk (*) have previously been filed with the Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the document referenced in brackets following the descriptions of such exhibits.

EXHIBIT
  NO.                                          DESCRIPTION
--------    ----------------------------------------------------------------------------------
  2.1*      Asset Purchase Agreement dated September 13, 1996, among Nu-Tech Bio-Med, Inc.,
            NTBM Billing Services, Inc., Prompt Medical Services, Inc., Judith Prussin and
            Jeffrey Prussin (filed without exhibits or schedules) [filed as Exhibit 2.1 to
            Report on Form 8-K filed dated September 31, 1996].
  2.2*      Order Confirming Medical Science Institute's First Amended Plan of Reorganization
            dated November 18, 1996 (US Central District of California Case No. LA 95-37790
            ID) together with First Amended Disclosure Statement and Plan of Reorganization
            for Medical Science Institute [filed as Exhibit 2.2 to Report on Form 8-K filed with the Commission on December 3, 1996].
  2.3*      Disclosure Statement of Physicians Clinical Laboratory as filed with the U.S.
            Bankruptcy Court [Central District of California Case No. SV96-23185-GM) [filed as
            Exhibit 2.3 to Form S-3 File No. 333-17859].
  2.4*      Joint Plan of Reorganization of Physicians Clinical Laboratory as filed with the
            U.S. Bankruptcy Court [Central District of California Case No. SV96-23185-GM)
            [filed as Exhibit 2.4 to Form S-3 File No. 333-17859].
  3.1*      Amended and Restated Certificate of Incorporation filed with the Secretary of
            State of Delaware on November 16, 1994 [Exhibit 3.1.5 to Amendment No. 1 to
            Registration Statement on Form SB-2, File No. 33-84622]
  3.2*      Amended and Restated By-Laws effective November 16, 1994 [Exhibit 3.2.2 to
            Registration Statement on Form SB-2, File No. 33-84622]
  3.3*      Amended Certificate of Designations, Preferences and Rights and Number of Shares
            of Series A Preferred Stock as filed with the Secretary of State of Delaware on
            October 23, 1996 [filed as Exhibit 3.3 to Report on Form 10QSB for the fiscal quarter ended September 30, 1996].
  3.4*      Certificate of Amendment of Amended Certificate of Designations. Preferences and
            Rights and Number of Shares of Series A Convertible Preferred Stock as filed with the Secretary of State of Delaware on November 20, 1996.
  4.1*      Form of Common Stock Certificate [Exhibit 4.1 to Registration Statement on Form
            SB-2, File No. 33-84622]
  4.2*      Form of Warrant and Warrant Agreement relating to Warrants to purchase an aggregate of 114,286 shares of Common Stock issued to certain individuals on
            August 9, 1994 in connection with a Bridge Financing [Exhibit 4.2 to Registration
            Statement on Form SB-2, File No. 33-84622]
  4.3*      Form of and Warrant Agreement issued to Starr Securities, Inc. and Stein, Shore
            Securities, Inc. [Exhibit 4.4 to Registration Statement on Form SB-2, File No.
            33-84622]
  4.4*      Form of Registration Rights Agreement dated August 9, 1994 between the Registrant and certain individuals in connection with completed Bridge Financing [Exhibit 4.5 to Registration Statement on Form SB-2, File No. 33-84622]
 10.1*      Amended and Restated Employment Agreement with J. Marvin Feigenbaum [Exhibit 10.2 to Registration Statement on Form SB-2, File No. 33-84622]
 10.2*      Employment Agreement with Dr. Kenneth E. Blackman as of July 1, 1994 [Exhibit 10.3
            to Registration Statement on Form SB-2, File No. 33-84622]
 10.3*      Patent No. 4,559,299 dated December 17, 1985 [Exhibit 10.4 to Registration
            Statement on Form SB-2, File No. 33-84622]

EXHIBIT
  NO.                                          DESCRIPTION
--------    ----------------------------------------------------------------------------------
 10.4*      Patent No. 4,734,372 dated March 29, 1988 [Exhibit 10.5 to Registration Statement on Form SB- 2, File No. 33-84622]
 10.5*      Patent No. 4,937,298 dated June 26, 1990 [Exhibit 10.6 to Registration Statement on Form SB-2, File No. 33-84622]
 10.6*      Assignment of Patent No. 4,559,299, recorded on March 29, 1993, by Brown
            University Research Foundation, in favor of Analytical Biosystems Corporation
            [Exhibit 10.7 to Registration Statement on Form SB-2, File No. 33-84622]
 10.7*      Assignment of Patent No. 4,734,372, recorded on March 29, 1993, by Brown
            University Research Foundation, Inc., in favor of Analytical Biosystems
            Corporation [Exhibit 10.8 to Registration Statement on Form SB-2, File No.
            33-84622]
 10.8*      Assignment of Patent No. 4,937,187, recorded on March 29, 1993, by Brown
            University Research Foundation, Inc. in favor of Analytical Biosystems Corporation
            [Exhibit 10.9 to Registration Statement on Form SB-2, File No. 33-84622]
 10.9*      Consulting Agreement with Starr Securities, Inc. [Exhibit 10.10 to Amendment No. 1
            to Registration Statement on Form SB-2, File No. 33-84622]
 10.10*     Funding Agreement dated December 14, 1990 between Rhode Island Partnership for
            Science and Technology and Analytical Biosystems Corporation [Exhibit 10.11 to
            Registration Statement on Form SB-2, File No. 33-84622]
 10.11*     Loan Agreement dated February 11, 1993 between State of Rhode Island Economic
            Development Small Business Loan Fund Corporation ("SBLFC") and Analytical
            Biosystems Corporation in the amount of $150,000 [Exhibit 10.(iii) to Report on
            Form 10-KSB for the fiscal year ended December 31, 1992]
 10.12*     Loan Agreement dated February 25, 1993 between SBLFC and Analytical Biosystems
            Corporation in the amount of $100,000 [Exhibit 10(iii) to Report on Form 10-KSB for the fiscal year ended December 31, 1992]
 10.13*     Loan Agreement dated April 19, 1993 between SBLFC and Analytical Biosystems
            Corporation in the amount of $250,000 [Exhibit 10(i)(a) to Report on Form 8-K dated April 30, 1993]
 10.14*     Loan Agreement dated October 22, 1993 between SBLFC and Analytical Biosystems
            Corporation in the amount of $166,666 [Exhibit 10(iii)(d) to Report on Form 10-KSB
            for the fiscal year ended December 31, 1993]
 10.15*     Loan Agreement dated February 17, 1994 between SBLFC and Analytical Biosystems
            Corporation in the amount of $125,000 [Exhibit 10(iii)(e) to Report on Form 10-KSB
            for the fiscal year ended December 31, 1993]
 10.16*     Security Agreement dated October 22, 1993 between SBLFC and Analytical Biosystems
            Corporation [Exhibit 10.17 to Registration Statement on Form SB-2, File No.
            33-84622]
 10.17*     Patent Security Agreement dated April 19, 1993 between SBLFC and Analytical
            Biosystems Corporation [Exhibit 10.18 to Registration Statement on Form SB-2, File
            No. 33-84622]
 10.18*     Patent Security Agreement dated October 22, 1993 between SBLFC and Analytical
            Biosystems Corporation [Exhibit 10.19 to Registration Statement on Form SB-2, File
            No. 33-84622]
 10.19*     Form of Indemnification Agreements between Registrant and Registrant's Directors and Officers [Exhibit 10.20 to Registration Statement on Form SB-2, File No.
            33-84622]
 10.20*     Lease Agreement as of November 1, 1994 for facility located at 55 Access Road,
            Warwick, Rhode Island 02886 [Exhibit 10.21 to Amendment No. 1 to Registration
            Statement on Form SB-2, File No. 33-84622]
 10.21*     Consulting Agreement and Warrant with Dr. Elliot Fishkin [Exhibit 10.22 to
            Amendment No. 1 to Registration Statement on Form SB-2, File No. 33-84622]

EXHIBIT
  NO.                                          DESCRIPTION
--------    ----------------------------------------------------------------------------------
 10.22*     Redacted copy of Clinical Trials Agreement dated August 14, 1995 between
            Analytical Biosystems Corporation and research institution and certain individuals
            [Exhibit 10.1 to Report on Form 8-K dated August 11, 1995]
 10.23*     Agreement dated April 10, 1995 between Analytical Biosystems Corporation and Loats
            Associates [Exhibit 10.1 to Report on Form 8-K dated April 20, 1995]
 10.24*     Form of Registration Rights Agreement entered into among the Company and the holders of the Company's Series A Preferred Stock entered into on December 2,
            1996. [Filed as Exhibit 10.24 to Registration Statement on Form S-3 File
            333-17857].
 10.25*     Form of Registration Rights Agreement entered into among the Company and certain holders of the Company's Common Stock entered into on April 12, 1996 in connection with private placement offering completed on April 12, 1996. [Filed as Exhibit
            10.25 to Registration Statement on Form S-3 File 333-17857].
 23.1       Consent of Ernst & Young LLP, independent auditors of Nu-Tech Bio-Med, Inc.
 27         Financial Data Schedule
 99.1*      1992 Stock Option Plan [Exhibit 28 to Report on Form 10-Q for the quarter ended
            March 31, 1992]
 99.2*      1994 Incentive Stock Option [Exhibit 99.2 to Registration Statement on Form SB-2,
            File No. 33-84622]
 99.3*      Non Employee Director Stock Option Plan [Exhibit 99.3 to Registration Statement on
            Form
            SB-2, File No. 33-84622]
 99.4*      Amended and Restated Non-Employee Director Stock Option Plan [filed as Exhibit to the Company's Proxy Statement for the Annual Meeting held August 27, 1996].