Form 10QSB
period 1997-03-31
NU TECH BIO MED INC
filed 1997-05-13
CIK 716778

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

/__/    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _______________________

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

                  Yes X                              No __

         As of May 9, 1997, there were issued and outstanding 2,731,363 shares of common stock of the registrant.

                     Nu-Tech Bio-Med, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                          March 31           December 31
                                                                                            1997                1996
                                                                                        ---------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                          $  1,052,975         $  1,690,538
     Accounts receivable - (net of allowance for doubtful accounts of approximately $6,355 and $2,823,400 at March 31, 1997, and at December
          31, 1996, respectively)                                                             73,922            1,751,230
     Other receivables                                                                        52,609                   --
     Inventory                                                                                10,714              219,428
     Prepaid expenses and other current assets                                                44,939               82,801
                                                                                        ---------------------------------
Total current assets                                                                       1,235,159            3,743,997

Investment in senior debt of Physicians Clinical Laboratory, Inc.                         13,287,164            9,424,439
Note receivable                                                                              100,000                   --
Equipment and leasehold improvements                                                         364,652            1,766,842
Goodwill (net of accumulated amortization of approximately
     $33,575 and $833,200 at March 31, 1997, and
     December 31, 1996, respectively)                                                        721,016            6,352,860
Deferred acquisition costs                                                                 1,077,040            1,028,524
Deposits                                                                                      18,964               89,104
                                                                                        ---------------------------------
Total Assets                                                                            $ 16,803,995         $ 22,405,766
                                                                                        =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                   $    363,101         $  1,580,797
     Accrued expenses                                                                        184,031            1,286,035
     Contract payable                                                                         55,571               65,571
     Current portion of long term debt                                                       205,185            2,263,990
     Current portion of capitalized lease obligations                                         17,265              214,270
                                                                                        ---------------------------------
Total current liabilities                                                                    825,153            5,410,663

     Long-term debt                                                                           63,339              338,672
     Capitalized lease obligations                                                            13,931              471,984
     Liabilities to be paid with common stock                                                     --            3,422,500
                                                                                        ---------------------------------
Total liabilities                                                                            902,423            9,643,819

Stockholders' equity:
     Series A convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 14,000 issued and outstanding at March 31, 1997
          (liquidation preference of $14,000,000 at March 31, 1997)                              140                  140
     Common stock, $.01 par value; 12,000,000 shares authorized; 2,427,374 and
          2,089,652 shares issued and outstanding at March 31, 1997, and
          December 31, 1996 respectively                                                      24,273               20,897
     Capital in excess of par value                                                       38,948,820           34,501,337
     Deferred consulting expense                                                             (82,503)             (96,250)
     Accumulated deficit                                                                 (22,989,158)         (21,664,177)
                                                                                        ---------------------------------
Total stockholders' equity                                                                15,901,572           12,761,947
                                                                                        ---------------------------------
Total liabilities and stockholders' equity                                              $ 16,803,995         $ 22,405,766
                                                                                        =================================

                     Nu-Tech Bio-Med, Inc. and Subsidiaries

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                      For the three months ended
                                                    March 31             March 31
                                                      1997                 1996
                                                  -------------------------------
Revenues:
    Assay sales, net                              $    29,850         $    23,730
    Laboratory revenues, net                        1,798,361                  --
    Medical billing services revenues                 109,081                  --
    Contract revenue                                    5,540                  --
                                                  -------------------------------
Total revenues, net                                 1,942,832              23,730

Operating costs:
    Laboratory  expenses                            1,418,293              55,298
    Medical billing services expenses                 123,930                  --
    Selling, general and administrative             1,190,235             717,855
    Research and development                           16,610              20,768
                                                  -------------------------------
Total operating costs                               2,749,068             793,921
                                                  -------------------------------

Operating loss                                       (806,236)           (770,191)

Other income (expense):
    Investment and interest income                     10,265              30,047
    Interest expense                                 (529,010)             (8,038)
                                                  -------------------------------
Total other income (expense)                         (518,745)             22,009
                                                  -------------------------------
Net loss                                          $(1,324,981)        $  (748,182)
                                                  ===============================
Net loss per common share                         $     (1.36)        $     (0.43)
                                                  ===============================
Weighted average common shares outstanding          2,192,690           1,728,069

                     Nu-Tech Bio-Med, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                                                              FOR THE THREE MONTHS ENDED
                                                             MARCH 31             MARCH 31
                                                               1997                 1996
                                                           -------------------------------
OPERATING ACTIVITIES
Net loss                                                   $(1,324,981)        $  (748,182)
Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                          215,997             264,969
        Provision for bad debt                                  91,643                  --
        Warrants issued in connection with debt                494,000                  --
        Changes in assets and liabilities:
           Accounts receivable, prepaids,
               inventory and other current assets             (222,975)             43,935
           Accounts payable and accrued expenses              (689,650)             20,900
           Accrued compensation                                     --             155,974
                                                           -------------------------------
Net cash used in operating activities                       (1,435,966)           (262,404)

INVESTING ACTIVITIES
Proceeds received from disposition of
     Medical Science Institute, net                          2,512,154                  --
Acquisition costs                                              (48,517)           (106,812)
Capital expenditures                                           (15,394)            (11,523)
                                                           -------------------------------
Net cash provided by (used in) investing activities          2,448,243            (118,335)

FINANCING ACTIVITIES
Proceeds from exercise of warrants                             534,359                  --
Repayment of contract payable                                  (10,000)            (24,999)
Repayment of notes payable                                  (2,037,332)            (48,321)
Repayment of capitalized lease obligations                     (36,867)             (2,041)
Notes receivable                                              (100,000)                 --
                                                           -------------------------------
Net cash used in
     financing activities                                   (1,649,840)            (75,361)
                                                           -------------------------------

Net decrease in cash and
     cash equivalents                                         (637,563)           (456,100)
Cash and cash equivalents at beginning of period             1,690,538           2,538,002
                                                           -------------------------------
Cash and cash equivalents at end of period                 $ 1,052,975         $ 2,081,902
                                                           ===============================

                     Nu-Tech Bio-Med, Inc. and Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    For the Three Months Ended March 31, 1997
                                   (Unaudited)


A.       Basis of Presentation

         In the opinion of management of Nu-Tech Bio-Med, Inc. (the "Company" or "Nu-Tech") the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1997, and the results of operations and cash flows for the three months ended March 31, 1997, and 1996.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Analytical Biosystems Corporation ("ABC"), NTBM Billing Services, Inc. ("NTBM") and Medical Science Institute ("MSI") through February 26, 1997, (see Note B). All material intercompany transactions and balances have been eliminated. Where appropriate, prior year amounts have been reclassified to permit comparison.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

B.       Disposition

         On February 26, 1997, the Company completed the sale of its ownership interest in MSI to Physicians Clinical Laboratory, Inc. ("PCL") (see note C). The Company sold its interests in MSI to PCL for approximately $7.6 million. The Company received approximately $2.6 million in cash and a secured promissory note of PCL in the principal amount of $5,000,000. The note is secured by all the assets of PCL but is subordinate to certain other claims and administrative expenses. The Company used approximately $2 million of the sale proceeds to repay in full an outstanding secured loan which the Company had incurred to acquire MSI. In the event the PCL Plan of Reorganization (see note C) is consummated and such plan provides that the Company shall become the owner of 52.6% of the outstanding capital stock of PCL, the note will be forgiven. If the PCL Plan is not consummated by November 9, 1997, the note shall be payable in full. There can be no assurance that the note will be repaid in full if the PCL Plan is not consummated.

         PCL assumed all other obligations incurred by Nu-Tech in connection with the MSI acquisition, including Nu-Tech's guarantee of certain remaining obligations under the MSI Plan.

         As a result of the above transactions, during the first quarter of 1997, the Company owned MSI for the 57 day period beginning January 1, 1997, and ending February 26, 1997. The following table sets forth a Statement of Operations on a pro forma basis to exclude the results of operations of MSI for the 57 day period beginning January 1, 1997, and ending February 26, 1997.

                                               For the three months ended
                                                March 31          March 31
                                                  1997              1996
                                               ---------------------------
Revenues:
    Assay sales, net                           $  29,850         $  23,730
    Medical billing services revenues            109,081                --
    Contract revenue                               5,540                --
                                               ---------------------------
Total revenues, net                              144,471            23,730

Operating costs:
    Laboratory  expenses                          43,871            55,298
    Medical billing services expenses            123,930                --
    Selling, general and administrative          365,211           717,855
    Research and development                      16,610            20,768
                                               ---------------------------
Total operating costs                            549,622           793,921
                                               ---------------------------

Operating loss                                  (405,151)         (770,191)

Other income (expense):
    Investment and interest income                10,265            30,047
    Interest expense                            (532,273)           (8,038)
                                               ---------------------------
Total other income (expense)                    (522,008)           22,009
                                               ---------------------------
Net loss                                       $(927,159)        $(748,182)
                                               ===========================

C.       Investment in Physicians Clinical Laboratory, Inc.

         The Company has acquired certain debt securities of Physicians Clinical Laboratory, Inc., a Delaware corporation ("PCL"), which is a full-service clinical laboratory capable of providing a comprehensive battery of testing services. PCL is a publicly held corporation which, until recently, filed reports with the Commission under the Securities Exchange Ace of 1934, as amended. PCL is delinquent in its filings with the Commission and has not filed any reports since the quarter ended May 31, 1996. PCL has been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code since November 8, 1996.

         Nu-Tech has reached an agreement (the "PCL Plan") with the holders of the Senior Debt, Subordinated Debt and the management of PCL whereby Nu-Tech will acquire a 52.6% interest in PCL (see Note G). The terms of the agreement provide that PCL would file a plan to effectuate the agreement. As required by the aforementioned agreement, the Company purchased approximately $13,300,000 of Senior Debt for $10,000,000 on November 7, 1996. In
         accordance with the PCL Plan, certain holders of Senior Debt contributed $10,000,000 in debtor-in-possession ("DIP") financing to PCL, which under the terms of the reorganization, will be forgiven. The PCL Plan also requires that the Company purchase an additional 17% of capital stock of PCL for $5,000,000 upon the approval of the PCL Plan. Pursuant to the PCL Plan, the debt purchased by Nu-Tech will be converted into 35.6% of the common stock of PCL, which together with the 17% purchased for $5,000,000, will result in Nu-Tech owning 52.6% of the outstanding common stock of PCL. (See Note G)

         On February 26, 1997, the Company completed the sale of its ownership interest in MSI and received, among other things, a $5,000,000 secured note receivable which may be used to satisfy its remaining $5,000,000 commitment to PCL (see Note B). The Company recognized a deferred gain upon the sale of MSI to PCL, which was offset against the $5,000,000 promissory note to reach the net amount of $3,862,725.

D.       Debt

         On January 23, 1997, the Company obtained a new loan from a private lender in the principal amount of $2,000,000, which funds were used to repay the outstanding balance of a $2,500,000 loan obtained on December 2, 1996, obtained to repay Austin Financial Services, Inc. under the MSI plan. The new loan was secured by a pledge of the Company's stock ownership in MSI, as well as the Company's investment in Senior Debt of PCL. In conjunction with the issuance of this note payable, the lenders were issued warrants to purchase 100,000 shares of common stock at an exercise price of $11.50 per share. In connection with this transaction, the Company recorded a $494,000 interest charge representing the fair value of warrants issued. On February 26, 1997, in connection with the sale of MSI to PCL, the Company repaid the new loan (see Note B).

E.       Adoption of New Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (FAS 128), which will be adopted on December 31, 1997. FAS 128 requires companies to change the method currently used to compute earnings per share and to restate all prior periods for comparability. The adoption of FAS 128 is not expected to have any impact on the Company's previously reported earnings per share because common stock equivalents are excluded as their effect is antidilutive.

F.       Legal Claims

         The Company had heretofore filed, and withdrew, a registration statement relating to the shares of its Common Stock issuable upon conversion of the Company's 14,000 shares of Series A Convertible Preferred Stock ("Preferred Stock"). At the time of such filing, the

         Company believed that it had not received valid written demand by a majority of the holders of the Preferred Stock to require it to proceed with such registration statement. The Company further believes that, at the time such registration statement was withdrawn, and through and as of the date hereof, it likewise did not receive a written demand by the holders of a majority of Preferred Stock to file a registration statement.

         Several Preferred Shareholders have indicated that they intend to commence an action against the Company arising out of the failure of the Company to cause the conversion shares to be registered, seeking unspecified damages and/or seeking to rescind their purchase of the Preferred Stock. The Company believes that, if any such action is commenced against it, it has good and meritorious defenses. In the event any such action is brought against the Company, and the Company does not prevail thereon, and is found to be responsible for the damages or losses, such circumstances would have a material adverse effect upon the Company's consolidated results of operations and financial position. The Company has had, and continues to have continuous discussions with representatives of the Preferred Shareholders concerning a resolution of the dispute arising out of the registration of the shares of the Company's Common Stock issuable upon conversion of the Preferred Shares. While no assurance may be given that such dispute will be satisfactorily resolved, the Company intends, however, to prepare and file such registration statement as soon as practicable to do so. The filing of such registration statement may not, however, resolve the dispute to the satisfaction of the Preferred Shareholders, and no assurance may be given that, even if such registration statement is filed by the Company, that the Preferred Shareholders may not thereafter commence an action against the Company.

G.       Subsequent Events

         On April 18, 1997, the Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code filed by Physicians Clinical Laboratory, Inc., ("PCL") was approved by the United States Bankruptcy Court for the Central District of California. Currently, the Company is awaiting final documentation relating to the issuance of $55 million of secured notes by PCL to the former holders of its senior debt and subordinated debt. Upon the completion of the transaction, the Company will consolidate the accounts of PCL in its consolidated financial statements.

         On April 29, 1997, the Company reduced the exercise price of previously issued 1,076,979 warrants (the "Warrants") and 15,856 options (the "Options"), respectively, to $1.76 per share, which price is equal to 75% of the average closing price for the Company's common stock for the ten (10) days prior to such reduction. Upon the expiration of the 45 day period following such exercise price reduction, the option and/or warrant exercise price of the Stock Options and the Warrants will revert to and be exercisable at their original respective exercise prices which range from $4.35 per share to $28.35 per share. None of the Stock Options and the Warrants are directly or indirectly owned by any officer or director of the Company.

         Safe Harbor Statement

         Certain statements in this Form 10-QSB, including information set forth under this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Nu-Tech Bio-Med, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statement. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with recently consummated acquisitions, potential acquisitions (including Physicians Clinical Laboratory, Inc., ("PCL") and indirectly Medical Science Institute ("MSI")), uncertainty of market acceptance of Analytical Biosystems' FCA, dependence on reimbursement by third party payers, uncertainty of eligibility for Medicare/Medicaid reimbursement, need for additional capital, certain patent and technology considerations, health care reform, competition and technological changes, limited facilities, governmental regulations, dependence upon key personnel, professional and product liability, uncertainty of completion of the acquisition of PCL, the ability of the Company and/or PCL to obtain additional debt or equity financing to fund ongoing operations of PCL and indirectly MSI and other risks detailed in the Company's Securities and Exchange Commission filings, including its Annual Report on Form 10-KSB for the year ended December 31, 1996, each of which could adversely affect the Company's business and the accuracy of the forward looking statements contained herein. In addition the report of the Company's independent auditors on the consolidated financial statements of the Company for the year ended December 31, 1996, contains an explanatory paragraph that there are certain conditions that raise substantial doubt about the ability to continue as a going concern. The Company to date has been materially dependent upon the efforts of its President and Chief Executive Officer, Mr. J. Marvin Feigenbaum. The loss of Mr. Feigenbaum's services may have a materially adverse effect upon the business or operations of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTE TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RELATING TO THE ACQUISITION AND DISPOSITION OF MEDICAL SCIENCE INSTITUTE

         On November 18, 1996, Nu-Tech Bio-Med, Inc. (the "Company") acquired all of the capital stock of Medical Science Institute ("MSI") with the intent to ultimately sell MSI to Physicians Clinical Laboratory, Inc., ("PCL"). The Company had acquired MSI upon approval by the United States Bankruptcy Court of the Central District of California (the "Court") (Case No. LA 95-37790 TD) of the First Amended Plan of Reorganization (the "MSI Plan") of Medical Science Institute. MSI is engaged in the medical laboratory business primarily in the State of California and had been operating under Chapter 11 of the U.S. Bankruptcy Code since October 26, 1995. MSI provides clinical laboratory testing services, including testing of human tissue and fluid specimens to physicians, managed-care organizations, hospitals and other health care providers. MSI is a California corporation with its principal executive offices located in Burbank, California.

         Pursuant to the Plan, the holders of all of the MSI capital stock (including any and all options, warrants and other convertible securities) received 134,228 shares of Common Stock of the Company with an aggregate value of $2,000,000. The number of shares of Common Stock to be issued under the Plan are based upon the average closing price of a share of Common Stock for the 15 day period preceding November 18, 1996. The recipient of the Company's Common Stock is entitled to "piggyback" registration rights with respect to such shares. The sole holder of all capital stock of MSI was Fausto Mendez, Jr., the former President of MSI. Mr. Mendez had the option to receive $275,000 in cash with a concurrent reduction in the number of shares of the Company's Common Stock, which he chose to exercise on April 30, 1997.

         In addition, the Company agreed to make certain other payments to creditors and assume certain obligations under the Plan. These payments include:
(i) approximately $750,000 to pay administrative claims of professionals, (ii) an additional $425,000 for professional administrative claims payable over 12 months, (iii) approximately $572,000 payable for federal and state payroll taxes, (iv) approximately $2,500,000 to Austin Financial Services, Inc., a secured creditor of MSI, (v) trade payables in the amount of approximately $738,000, (vi) $75,000 payable to the federal government in satisfaction of certain claims, and (viii) $750,000 payable to general unsecured creditors. At the hearing confirming the Plan held on November 18, 1996, the Company tendered $2,250,000 to the Court with respect to such payments.

         With respect to the sums payable under the Plan to Austin Financial, the Company obtained a loan in the principal amount of $2,500,000 from a third party lender on December 2, 1996. The loan bore interest at 15% per annum. All principal and interest on the loan was payable on January 31, 1997. On January 23, 1997, the Company obtained a new loan in the principal amount of $2,000,000 from a private lender, the proceeds of which were used to repay the $2,500,000 loan. The new loan bore interest at 7.5% per annum and was due and payable 60 days from the date of the loan. The lender also received five year common stock purchase warrants to purchase 100,000 shares of common stock at $11.50 per share. On February 24, 1997, the new loan for $2,000,000 was repaid. In connection with this transaction, the Company recorded a $494,000 interest charge representing the fair value of warrants issued.

         On February 26, 1997, the Company completed the sale of its ownership interest in MSI to Physicians Clinical Laboratory, Inc., ("PCL"). PCL is operating as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code (United States Bankruptcy Court, Central District of California, Case No. SV96-23185-GM). The Company sold its interests in MSI to PCL for its costs and certain expenses of the acquisition aggregating approximately $7,643,000. The Company received approximately $2,643,000 in cash and a secured promissory note of PCL, in the principal amount of $5,000,000. The note is secured by all of the assets of PCL but is subordinate to certain other claims and administrative expenses. The Company used approximately $2,013,000 of the sale proceeds to repay the principal and interest on the $2,000,000 loan which the Company had incurred to acquire MSI.

         In the event the PCL Plan of Reorganization is consummated and such plan provides that the Company shall become the owner of 52.6% of the outstanding capital stock of PCL, and, in turn, the owner of 52.6% of MSI (or such other terms as the Company may agree), the note (including all principal and interest) will be forgiven. If the PCL Reorganization Plan is not consummated by November 9, 1997, the note shall be payable in full. There can be no assurance that the note will be repaid in full if the PCL Reorganization Plan is not consummated.

         As a result of the above transactions, during the first quarter of 1997, the Company owned MSI for the 57 day period beginning January 1, 1997 and ending February 26, 1997. Therefore, Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the three months ended March 31, 1997, and March 31, 1996, is presented on the basis of the Company's temporary ownership of MSI.

         Three months ended March 31, 1997, compared with three months ended March 31, 1996

Results of Operations

         Total revenues for the three months ended March 31, 1997, were $1,942,832 compared to $23,730 for the three months ended March 31, 1996. The increase in total revenues is primarily due to the inclusion of Medical Science Institute's ("MSI") total revenues for the 57 day period beginning January 1, 1997 and ending February 26, 1997. Without the inclusion of MSI's transactions, total revenues for the three months ended March 31, 1997, would have been $144,471 as compared to $23,730 for the three months ended March 31, 1996. The increase of $120,741 is primarily due to revenues of $109,081 generated by the Company's medical billing services subsidiary, NTBM Billing Services, Inc. ("NTBM").

         Assay sales, net of billing adjustments, from the processing of Analytical Biosystems Corporation's assay, the Fluorescent Cytoprint Assay, were $29,850 and $23,730 for the three months ended March 31, 1997, and 1996, respectively. The amount of billing adjustments relating to assay sales during the three months ended March 31, 1997, and 1996, were approximately $3,772 and $7,795, respectively. The increase in net assay sales is primarily due to increased reimbursement from third party payers.

         Laboratory revenues, net of billing adjustments, were $1,798,361 for the 57 day period beginning January 1, 1997, and ending February 26, 1997, generated by the temporary ownership of MSI.

         Medical billing services revenues were $109,081 for the three months ended March 31, 1997, generated by the acquisition of NTBM during the last quarter of 1996.

         Total operating costs for the three months ended March 31, 1997, were $2,749,068 compared to $793,921 for the three months ended March 31, 1996. The increase in total operating costs includes MSI's total operating costs for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $2,092,447. Without the inclusion of MSI's transactions, total operating costs for the three months ended March 31, 1997, would have been $549,622 as compared to $793,921 for the three months ended March 31, 1996. The decrease is primarily due to a decrease in selling, general and administrative expenses of $352,644, offset by medical billing services expenses of approximately $124,000.

         Laboratory expenses for the three months ended March 31, 1997, were $1,418,293 compared to $55,298 for the three months ended March 31, 1996. The increase in laboratory expenses is primarily due to the inclusion of MSI's laboratory expenses for the 57 day period beginning January 1, 1997, and ending February 26, 1997. Without the inclusion of MSI's transactions, laboratory expenses for the three months ended March 31, 1997, would have been $43,871 as compared to $55,298 for the three months ended March 31, 1996. The decrease of $11,427 is primarily due to a reduction in laboratory personnel costs.

         Medical billing services expenses were $123,930 for the three months ended March 31, 1997, as a result of the acquisition of NTBM during the last quarter of 1996.

         Selling, general and administrative expenses for the three months ended March 31, 1997, were $1,190,235 compared to $717,855 for the three months ended March 31, 1996. The increase is primarily due to the inclusion of MSI's selling, general and administrative expenses of $718,025 for the 57 day period beginning January 1, 1997, and ending February 26, 1997, offset by a decrease in non-MSI selling, general and administrative expenses. Without the inclusion of MSI's transactions, selling, general and administrative expenses for the three months ended March 31, 1997, would have been $365,211 as compared to $717,855 for the three months ended March 31, 1996. The decrease of $352,644 is primarily due to a decrease in compensation expense of approximately $436,000, offset by an increase in professional fees and franchise taxes. During the three months ended March 31, 1996, the Company incurred a one time non-recurring charge associated with the severance package of a former officer of the Company and compensation expenses related to the 1995 grant of 100,000 restricted common stock shares granted to an executive officer. In 1996, the Company exchanged 95,000 unrestricted common stock shares which were remaining under the 1995 grant of restricted common shares for 300,000 warrants.

         Research and development expenses for the three months ended March 31, 1997, were $16,610 compared to $20,768 for the three months ended March 31, 1996.

         Operating loss for the three months ended March 31, 1997, was $806,236 compared to $770,191 for the three months ended March 31, 1996. The increase in operating loss includes MSI's operating loss for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $401,086. Without the inclusion of MSI's transactions, operating loss for the three months ended March 31, 1997, and 1996, would have been $405,151 and $770,191, respectively. The decrease is primarily due to a decrease in selling, general and administrative expenses as discussed above.

         Investment and interest income for the three months ended March 31, 1997, was $10,265 compared to $30,047 for the three months ended March 31, 1996. The decrease is primarily due to a decrease in cash and cash equivalents upon which interest is earned.

         Interest expense for the three months ended March 31, 1997, was $529,010 compared to $8,038 for the three months ended March 31, 1996. The increase is primarily due to the interest recorded for the fair value of warrants issued in connection with debt and interest related to a loan in the principal amount of $2,000,000 obtained by the Company to repay the outstanding balance on a loan in the principal amount of $2,500,000. In conjunction with the issuance of the $2,000,000 note payable, the lenders were issued warrants to purchase 100,000 shares of common stock at an exercise price of $11.50 per share.

         Net loss for the three months ended March 31, 1997, was $1,324,981 as compared to $748,182 for the three months ended March 31, 1996. The increase in net loss includes MSI's operating loss for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $397,823. Without the inclusion of MSI's transactions, net loss for the three months ended March 31, 1997 and 1996, would have been $927,159 and $748,182, respectively. The increase is primarily due to an increase in interest expense of approximately $521,000. In conjunction with the issuance of the $2,000,000 note payable, the lenders were issued warrants to purchase 100,000 shares of common stock at an exercise price of $11.50 per share. In connection with this transaction, the Company recorded a $494,000 interest charge representing the fair value of warrants issued. This increase was offset by a decrease in selling, general and administrative expenses of approximately $353,000. The decrease of $352,644 is primarily due to a decrease in compensation expense of approximately $436,000, offset by an increase in professional fees and franchise taxes. During the three months ended March 31, 1996, the Company incurred a one time non-recurring charge associated with the severance package of a former officer of the Company and compensation expenses related to the 1995 grant of 100,000 restricted common stock shares granted to an executive officer. In 1996, the Company exchanged 95,000 unrestricted common stock shares which were remaining under the 1995 grant of restricted common shares for 300,000 warrants.

         Net loss per share of Common Stock for the three months ended March 31, 1997, was $1.36 compared to $.43 for the three months ended March 31, 1996. This increase is primarily due to an increase in net loss and a deemed dividend associated with the conversion feature of the Series A Preferred Stock. Weighted average shares were 2,192,690 and 1,728,069 for the three months ended March 31, 1997, and 1996, respectively.

         Liquidity and Capital Resources

         The Company had approximately $1,052,975 in cash and cash equivalents at March 31, 1997.

         Total current assets at March 31, 1997, and December 31, 1996, were $1,235,159 and $3,743,997, respectively. This decrease of approximately $2,508,838 is primarily due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheet at December 31, 1996, total current assets would have been $1,235,159 and $1,636,811 at March 31, 1997, and December 31, 1996,
respectively. This decrease of approximately $401,652 is primarily due to the utilization of cash during the period to support operating activities and the payment and reduction of current liabilities.

         Accounts receivable, net of allowances for doubtful accounts, at March 31, 1997, and December 31, 1996, were $73,922 and $1,751,230, respectively. This decrease of approximately $1,677,308 is primarily due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheet at December 31, 1996, accounts receivable, net of allowances for doubtful accounts, would have been $73,922 and $76,846 at March 31, 1997, and December 31, 1996, respectively.

         Inventory at March 31, 1997, and December 31, 1996, was $10,714 and $219,428, respectively. This decrease of approximately $208,714 is primarily due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheet at December 31, 1996, inventory would have been $10,714 and $10,255 at March 31, 1997, and December 31, 1996, respectively.

         Net investment in senior debt of Physicians Clinical Laboratory, Inc., ("PCL") at March 31, 1997, and December 31, 1996, was $13,287,164 and
$9,424,439, respectively. This increase of approximately $3,862,725 is the net amount resulting from the sale of MSI to PCL. Upon the sale of MSI to PCL, a $5,000,000 promissory note was issued by PCL to the Company, which obligation will be satisfied once the PCL Plan has been effected. Additionally, the Company recognized a deferred gain upon the sale of MSI to PCL, which was offset against the $5,000,000 promissory note to reach the net amount of $3,862,725.

         A note receivable of $100,000 was outstanding at March 31, 1997. On February 10, 1997, a $100,000 loan was issued to the former sole stockholder and president of MSI, as part of the employment agreement between the Company and the stockholder. The loan is secured by the shares of common stock issued to the stockholder under the MSI Plan.

         Equipment and leasehold improvements, net of accumulated depreciation and amortization, at March 31, 1997, and December 31, 1996, were $364,652 and $1,766,842, respectively. This decrease of approximately $1,402,190 is primarily due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheet at December 31, 1996, equipment and leasehold improvements, net of accumulated depreciation and amortization, would have been $364,652 and $379,697 at March 31, 1997, and December 31, 1996, respectively.

         Goodwill, net of accumulated amortization, at March 31, 1997, and December 31, 1996, was $721,016 and $6,352,860, respectively. This decrease of approximately $5,631,844 is primarily due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheet at December 31, 1996, goodwill, net of accumulated amortization, would have been $721,016 and $739,913 at March 31, 1997, and December 31, 1996, respectively.

         Total assets at March 31, 1997, and December 31, 1996, were $16,803,995 and $22,405,766, respectively. The decrease of approximately $5,601,771 is, in part, due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheet at December 31, 1996, total assets would have been $16,803,995 and $18,841,295 at March 31, 1997, and December 31, 1996, respectively.

         Current liabilities at March 31, 1997, and December 31, 1996, were $825,153 and $5,410,663, respectively. The decrease of approximately $4,585,510 is, in part, due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheets at December 31, 1996, current liabilities would have been $825,153 and $3,130,937 at March 31, 1997, and December 31, 1996, respectively. The decrease of approximately $2,305,784 is primarily due to the repayment of the $2,000,000 loan obtained by the Company to repay the outstanding balance on a loan in the principal amount of $2,500,000.

         Total liabilities at March 31, 1997, and December 31, 1996, were $902,423 and $9,643,819, respectively. The decrease of approximately $8,741,396 is, in part, due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheet at December 31, 1996, total liabilities would have been $902,423 and $6,682,995 at March 31, 1997, and December 31, 1996, respectively. The decrease is primarily due to the issuance of common stock shares which value of $3,422,500 had been recorded in 1996, and the issuance of the shares occurred in the first quarter of 1997, as well as, the repayment of the $2,000,000 loan obtained by the Company to repay the outstanding balance on a loan in the principal amount of $2,500,000.

         Plan of Operations

         The consolidated financial statements of the Company have been prepared on the basis that the Company will continue as a going concern. These conditions have raised substantial doubt about the Company's ability to continue as a going concern. Through March 31, 1997, the Company has expended cash in excess of cash generated from operations and has not achieved sufficient revenues to support future operations. During 1996, the Company generated net cash from financing activities of approximately $16,407,000, which was principally utilized by the Company is connection with the purchase of approximately $13,300,000 of senior secured debt of PCL for $10,000,000 in connection with the proposed acquisition by the Company of a majority interest in PCL; cash payments in connection with its acquisition of MSI; acquisition costs of Prompt Medical Billing Inc.; and general working capital purposes, including cash used from operations of the Company and its principal subsidiaries Analytical Biosystems Corporation, NTBM and cash used by MSI for a 44 day period of approximately $2,159,000. The Company's remaining cash and cash equivalents at March 31, 1997, and December 31, 1996, were approximately $1,050,000 and $1,700,000, respectively. The Company anticipates that it will need additional cash resources of approximately $1,000,000 to sustain itself from March 31, 1997, through December 31, 1997. The ability of the Company to obtain additional financing or to achieve an adequate level of sales is dependent upon future events, the outcome of which is presently not determinable. No assurance may be given that the Company's Analytical Biosystems Corporation and NTBM Billing subsidiaries will be able to generate adequate and sufficient revenues from operations to supplement the Company's cash requirements. While the Company will seek to raise additional funds through debt or equity financing, no assurance may be given that the Company will be able to do so or, if that such financing is available, that same will be on terms acceptable to the Company. The Company will seek, during the balance of the calendar year 1997, to decrease its costs of operations and thereby decrease the amount of additional cash resources that it may require. However no assurance may be given that such decreases in costs can be implemented at sufficient levels.

         Effects of Inflation

         The Company does not view the effects of inflation to have a material effect upon its business.



                      (This space intentionally left blank)

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         The Company had heretofore filed, and withdrew, a registration statement relating to the shares of its Common Stock issuable upon conversion of the Company's 14,000 shares of Series A Convertible Preferred Stock ("Preferred Stock"). At the time of such filing, the Company believed that it had not received valid written demand by a majority of the holders of the Preferred Stock to require it to proceed with such registration statement. The Company further believes that, at the time such registration statement was withdrawn, and through and as of the date hereof, it likewise did not receive a written demand by the holders of a majority of Preferred Stock to file a registration statement.

         Several Preferred Shareholders have indicated that they intend to commence an action against the Company arising out of the failure of the Company to cause the conversion share to be registered, seeking unspecified damages and/or seeking to rescind their purchase of the Preferred Stock. The Company believes that, if any such action is commenced against it, it has good and meritorious defenses. In the event any such action is brought against the Company, and the Company does not prevail thereon, and is found to be responsible for the damages or losses, such circumstances would have a material adverse effect upon the Company's consolidated results of operations and financial position. The Company has had, and continues to have continuous discussions with representatives of the Preferred Shareholders concerning a resolution of the dispute arising out of the registration of the shares of the Company's Common Stock issuable upon conversion of the Preferred Shares. While no assurance may be given that such dispute will be satisfactorily resolved, the Company intends, however, to prepare and file such registration statement as soon as practicable to do so. The filing of such registration statement may not, however, resolve the dispute to the satisfaction of the Preferred Shareholders, and no assurance may be given that, even if such registration statement is filed by the Company, that the Preferred Shareholders may not thereafter commence an action against the Company.

Item 5. Other Information

         On April 18, 1997, the Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code filed by Physicians Clinical Laboratory, Inc., was approved by the United States Bankruptcy Court for the Central District of California. Currently the Company is awaiting final documentation relating to the issuance of $55 million of secured notes by Physicians Clinical Laboratory, Inc., to the former holders of its senior debt and subordinated debt.

Item 6. Exhibits and Reports on Form 8-K

        (a)      Exhibits

        Exhibit No.                             Description
        -----------                             -----------
          27                                    Financial Data Schedule

        (b)      Reports on Form 8-K

                  During the quarter ended March 31, 1997, the following reports on Form 8-K were filed by the Registrant:

Date of the Report                Item Reported                                    Description of Item
------------------                -------------                                    -------------------
January 27, 1997                  Item 2. Acquisition or Disposition               Proposed sale of
                                          of Assets                                MSI to PCL

                                  Item 5. Other Events                             Jesselson Loan

February 5, 1997                  Item 5. Other Events                             Withdrawal of Form S-3

February 26, 1997                 Item 2. Acquisition or Disposition               Actual sale of
                                          of Assets                                MSI to PCL

                                   SIGNATURES


         In accordance with requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NU-TECH BIO-MED, INC.
                                           (Registrant)



Dated:  May  9, 1997                   by:  /s/ J. Marvin Feigenbaum
                                          ---------------------------
                                           J. Marvin Feigenbaum
                                           President, Chief Executive
                                           and Chief Financial Officer