Form 10QSB
period 1997-06-30
NU TECH BIO MED INC
filed 1997-08-14
CIK 716778

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

/ /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------     ------------------------

                           Commission File No. 0-11772

                              NU-TECH BIO-MED, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                   25-1411971
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation of organization)


55 Access Road, Warwick, Rhode Island                02886
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  (401) 732-6520

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

                  Yes X                              No
                     ---                               ---

         As of August 13, 1997, there were issued and outstanding 10,558,704 shares of common stock of the registrant.

         Traditional small business disclousre format.


                   Yes                                No X
                      ---                               ---

Part I

Item 1 Financial Statements

                     Nu-Tech Bio-Med, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                                        June 30           December 31
                                                                                         1997                 1996
                                                                                     ---------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                       $    825,279         $  1,690,538
     Accounts receivable - (net of allowance for doubtful
          accounts of approximately $6,295 and $2,823,400 at
          June 30, 1997, and at December 31, 1996, respectively)                          107,250            1,751,230
     Other receivables                                                                    137,261                    -
     Inventory                                                                             12,784              219,428
     Prepaid expenses and other current assets                                             44,539               82,801
                                                                                     ---------------------------------
Total current assets                                                                    1,127,113            3,743,997

Investment in senior debt of Physicians Clinical Laboratory, Inc.                      13,287,164            9,424,439
Note receivable                                                                           100,000                    -
Equipment and leasehold improvements, net                                                 342,723            1,766,842
Goodwill (net of accumulated amortization of approximately
     $52,472 and $833,200 at June 30, 1997, and
     December 31, 1996, respectively)                                                     702,119            6,352,860
Deferred acquisition costs                                                              1,085,477            1,028,524
Deposits                                                                                   18,964               89,104
                                                                                     ---------------------------------
Total Assets                                                                         $ 16,663,560         $ 22,405,766
                                                                                     =================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                $    399,828         $  1,580,797
     Accrued expenses                                                                     226,947            1,286,035
     Contract payable                                                                      55,571               65,571
     Current portion of long term debt                                                    178,850            2,263,990
     Current portion of capitalized lease obligations                                      16,761              214,270
                                                                                     ---------------------------------
Total current liabilities                                                                 877,957            5,410,663

     Long-term debt                                                                        37,988              338,672
     Capitalized lease obligations                                                          9,475              471,984
     Liabilities to be paid with common stock                                                   -            3,422,500
                                                                                     ---------------------------------
Total liabilities                                                                         925,420            9,643,819

Stockholders' equity:
     Series A convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 9,956 and 14,000 issued and outstanding at June 30, 1997, and December 31, 1996, respectively
          (liquidation preference of $9,956,000 at June 30, 1997)                             100                  140
     Common stock, $.01 par value; 12,000,000 shares
          authorized; 5,649,757 and 2,089,652 shares issued and
          outstanding at June 30, 1997, and December 31, 1996
          respectively                                                                     56,497               20,897
     Capital in excess of par value                                                    39,270,278           34,501,337
     Deferred consulting expense                                                          (68,754)             (96,250)
     Accumulated deficit                                                              (23,519,981)         (21,664,177)
                                                                                     ---------------------------------
Total stockholders' equity                                                             15,738,140           12,761,947
                                                                                     ---------------------------------

Total liabilities and stockholders' equity                                           $ 16,663,560         $ 22,405,766
                                                                                     =================================

                     Nu-Tech Bio-Med, Inc. and Subsidiaries

                      Consolidated Statements of Operations
                                   (Unaudited)


                                                   For the three months ended       For the six months ended
                                                   June 30          June 30           June 30          June 30
                                                     1997             1996              1997             1996
                                                -----------------------------------------------------------------
Revenues:
    Assay sales, net                            $    42,399       $    24,322       $    72,249       $    48,052
    Laboratory revenues, net                             --                --         1,798,361                --
    Medical billing services revenues               135,460                --           244,541                --
    Contract revenue                                     --                --             5,540                --
                                                -----------------------------------------------------------------
Total revenues, net                                 177,859            24,322         2,120,691            48,052

Operating costs:
    Laboratory  expenses                             46,372            65,217         1,464,665           120,515
    Medical billing services expenses               114,471                --           238,400                --
    Sales, general and administrative               536,039           791,954         1,726,273         1,509,808
    Research and development                         16,287            25,937            32,897            46,704
                                                -----------------------------------------------------------------
Total operating costs                               713,169           883,108         3,462,235         1,677,027
                                                -----------------------------------------------------------------

Operating loss                                     (535,310)         (858,786)       (1,341,544)       (1,628,975)

Other income (expense):
    Investment and interest income                    8,715            49,526            18,980            79,573
    Interest expense                                 (4,229)           (7,441)         (533,240)          (15,480)
                                                -----------------------------------------------------------------
Total other income (expense)                          4,486            42,085          (514,260)           64,093
                                                -----------------------------------------------------------------
Net loss                                        $  (530,824)      $  (816,701)      $(1,855,804)      $(1,564,882)
                                                =================================================================
Net loss per common share                       $     (0.13)      $     (0.45)      $     (0.60)      $     (0.80)
                                                =================================================================

Weighted average common shares outstanding        4,032,849         1,827,349         3,114,550         1,949,635

                     Nu-Tech Bio-Med, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                            FOR THE SIX MONTHS ENDED
                                                           JUNE 30           JUNE 30
                                                            1997              1996
                                                         -----------------------------
OPERATING ACTIVITIES
Net loss                                                 $(1,855,804)      $(1,564,882)
Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation and amortization                        277,881           613,923
        Provision for bad debt                                91,643                --
        Warrants issued in connection with debt              494,000                --
        Changes in assets and liabilities:
           Accounts receivable, prepaids,
               inventory and other current assets           (342,625)           74,879
           Accounts payable and accrued expenses            (610,007)          (31,910)
           Accrued compensation                                   --           216,374
                                                         -----------------------------
Net cash used in operating activities                     (1,944,972)         (691,616)

INVESTING ACTIVITIES
Proceeds received from disposition of
     Medical Science Institute, net                        2,512,154                --
Acquisition costs                                            (56,953)         (192,264)
Capital expenditures                                         (20,644)          (14,890)
                                                         -----------------------------
Net cash provided by (used in) investing activities        2,434,557          (207,154)

FINANCING ACTIVITIES
Proceeds from exercise of warrants                           889,001                --
Proceeds from the sale of common stock                            --         2,611,165
Repayment of contract payable                                (10,000)          (40,000)
Repayment of notes payable                                (2,089,018)          (97,296)
Repayment of capitalized lease obligations                   (41,827)           (6,253)
Other assets                                                      --           (44,766)
Notes receivable                                            (100,000)               --
                                                         -----------------------------
Net cash provided by (used in)
     financing activities                                 (1,351,844)        2,422,850
                                                         -----------------------------

Net increase (decrease) in cash and
     cash equivalents                                       (865,259)        1,524,080
Cash and cash equivalents at beginning of period           1,690,538         2,538,002
                                                         -----------------------------
Cash and cash equivalents at end of period               $  (825,279)      $ 4,062,082
                                                         =============================

                     Nu-Tech Bio-Med, Inc. and Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     For the Six Months Ended June 30, 1997
                                   (Unaudited)


A.       Basis of Presentation

         In the opinion of management of Nu-Tech Bio-Med, Inc. (the "Company" or "Nu-Tech") the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1997, and the results of operations and cash flows for the three and six months ended June 30, 1997, and 1996.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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

                                                    For the six months ended
                                                  June 30             June 30
                                                    1997                1996
                                                --------------------------------
Revenues:
    Assay sales, net                            $    72,249         $    48,052
    Medical billing services revenues               244,541                   -
    Contract revenue                                  5,540                   -
                                                --------------------------------
Total revenues, net                                 322,330              48,052

Operating costs:
    Laboratory  expenses                             90,242             120,515
    Medical billing services expenses               238,400                   -
    Sales, general and administrative             1,008,248           1,509,808
    Research and development                         32,897              46,704
                                                --------------------------------
Total operating costs                             1,369,787           1,677,027
                                                --------------------------------

Operating loss                                   (1,047,457)         (1,628,975)

Other income (expense):
    Investment and interest income                   10,265              79,573
    Interest expense                               (532,273)            (15,480)
                                                --------------------------------
Total other income (expense)                       (522,008)             64,093
                                                --------------------------------
Net loss                                        $(1,569,466)        $(1,564,882)
                                                ================================


C.       Investment in Physicians Clinical Laboratory, Inc.

         The Company has acquired certain debt securities of Physicians Clinical Laboratory, Inc., a Delaware corporation ("PCL"), which is a full-service clinical laboratory capable of providing a comprehensive battery of testing services. PCL did file its Form 10-K for its most recent fiscal year, which ended February 28, 1997. PCL's quarterly report on Form 10-Q for the quarter ended May 31, 1997, was due to be filed on July 15, 1997, but has not, as of the date hereof, been filed by PCL. PCL has been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code since November 8, 1996.

         Nu-Tech has reached an agreement (the "PCL Plan") with the holders of the Senior Debt, Subordinated Debt and the management of PCL whereby Nu-Tech will acquire a 52.6% interest in PCL. The terms of the agreement provide that PCL would file a plan to effectuate the agreement. As required by the aforementioned agreement, the Company purchased approximately $13,300,000 of Senior Debt for $10,000,000 on November 7, 1996. In accordance with the PCL Plan, certain holders of Senior Debt contributed $10,000,000 in debtor-in-possession ("DIP") financing to PCL, which under the terms of the reorganization, will be forgiven. The PCL Plan also requires that the Company purchase an additional 17% of capital stock of PCL for $5,000,000 upon the approval of the PCL Plan. Pursuant to the PCL Plan, the debt purchased by Nu-Tech will be converted into 35.6% of the common stock of PCL, which together with the 17% purchased for $5,000,000, will result in Nu-Tech owning 52.6% of the outstanding common stock of PCL. The PCL Plan was confirmed by the United States Bankruptcy Court, Central District of California (Case No. SV96-23185-GM) on April 23, 1997. Upon the completion of the transaction, the Company will consolidate the accounts of PCL in its consolidated financial statements.

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

         In April and June of 1997, PCL received separate subpoenas to furnish certain documents to the United States Department of Defense ("DOD") and the United States Department of Health and Human Services with respect to the Company's Civilian Health and Medical Program of Uniformed Services billing practices. PCL has been advised that its billing practices are the subject of these investigations. Due to PCL's continued cooperation and negotiations with these government agencies, on July 24, 1997, the Bankruptcy Court, on stipulation of PCL, the Company and the creditors of PCL, extended the date that certain conditions be satisfied or waived pursuant to the PCL Plan for 60 days to September 19, 1997 (from July 22, 1997), and stated that the terms and conditions of the PCL Plan shall continue in full force and effect.

         On July 18, 1997, PCL entered into a letter agreement with the United States Department of Justice in connection with such billing practices claims. The letter agreement is intended, subject to final documentation (as completed, the "Settlement Agreement"), to dispose of the claims on substantially the following terms:

         1. PCL will pay to the United States Government (i) $200,000 upon execution of the Settlement Agreement and (ii) $1,800,000 in principal plus interest calculated at the Treasury Bill rate, payable in equal quarterly installments each year for six years;

         2. PCL will enter into a five-year corporate integrity agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services, pursuant to which PCL will, among other requirements, continually be monitored by internal corporate compliance officers and provide proper training for its billing personnel;

         3. PCL will be released from civil and criminal liability under the False Claims Act and common law causes of action in connection with their billing practices from January 1, 1992, to July 18, 1997;

         4. The amounts owed to the United States will not be dischargeable in any bankruptcy; and

         5. If PCL defaults on any of its obligations under the Settlement Agreement, all amounts owed will be immediately due, all releases will be void and PCL may be excluded from participation in Medicare and Medicaid.

         PCL has no reason to believe that the Settlement Agreement will not be entered into as contemplated. The Settlement Agreement, however, may contain additional or different terms from those set forth in the July 18, 1997 letter agreement.

D.       Debt

         On January 23, 1997, the Company obtained a new loan from a private lender in the principal amount of $2,000,000, which funds were used to repay the outstanding balance of a $2,500,000 loan obtained on December 2, 1996, obtained to repay Austin Financial Services, Inc. under the MSI plan. The new loan was secured by a pledge of the Company's stock ownership in MSI, as well as the Company's investment in Senior Debt of PCL. In conjunction with the issuance of this note payable, the lenders were issued warrants to purchase 100,000 shares of common stock at an exercise price of $11.50 per share. In connection with this transaction, the Company recorded a $494,000 interest charge representing the fair value of warrants issued in the quarter ended March 31, 1997. On February 26, 1997, in connection with the sale of MSI to PCL, the Company repaid the new loan (see Note B).

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

F.       Legal Claims

         The Company had heretofore filed, and withdrew, a registration statement relating to the shares of its Common Stock issuable upon conversion of the Company's 14,000 shares of Series A Convertible Preferred Stock ("Preferred Stock"). At the time of such filing, the Company believed that it had not received valid written demand by a majority of the holders of the Preferred Stock to require it to proceed with such registration statement. The Company further believes that, at the time such registration statement was withdrawn, it did not receive a written demand by the holders of a majority of Preferred Stock to file a registration statement. Subsequently, the Company did file a Registration Statement relating to the shares of its Common Stock issuable upon conversion of the Company's 14,000 shares of Preferred Stock with the Securities and Exchange Commission on July 21, 1997.

         Several Preferred Shareholders have indicated that they intend to commence an action against the Company arising out of the failure of the Company to cause the conversion shares to be registered, seeking unspecified damages and/or seeking to rescind their purchase of the Preferred Stock. The Company believes that, if any such action is commenced against it, it has good and meritorious defenses. In the event any such action is brought against the Company, and the Company does not prevail thereon, and is found to be responsible for the damages or losses, such circumstances would have a material adverse effect upon the Company's consolidated results of operations and financial position. The Company filed a Registration Statement relating to the shares of its Common Stock issuable upon conversion of the Company's 14,000 shares of Preferred Stock with the Securities and Exchange Commission on July 21, 1997, which was declared effective on July 23, 1997. The filing of such registration statement may not, however, resolve the dispute to the satisfaction of the Preferred Shareholders, and no assurance may be given that the Preferred Shareholders may not thereafter commence an action against the Company.

         On May 23, 1997, a complaint was filed against Nu-Tech Bio-Med, Inc. (the "Company") and others in an action in the United States District Court for the Southern District of New York captioned Mordechai Gurary
         v. Isaac Winehouse, Isaac Winehouse d/b/a Wall & Broad Equities and Nu-Tech Bio-Med, Inc. (Docket No. 97 Civ. 3803 (LBS)). As of the date of this report, service of the complaint has not been effected upon the Company. The complaint alleges that the Company and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 349 of the General Business Law of the State of New York (the "GBL"). The claims against the Company under the Exchange Act and the GBL are purportedly based on allegations that the Company knew of and failed to disclose, among other things, unlawful trading activity in the Company's securities by the other defendants named in the action. The complaint seeks compensatory damages in an unstated amount, seeks to enjoin the Company from registering certain Series A Convertible Preferred Stock until the determination of the action, and seeks reasonable attorneys' and expert fees as well as treble and punitive damages.

                  The Company believes that the claims are without merit, and that it has good defenses which it will assert at the appropriate time. The action is currently in its preliminary stages. The Company has filed a motion to dismiss the allegations for failure to state a claim. Such motion is pending as of the date hereof.

G.       Reduction in Exercise Price of Warrants

         On April 29, 1997, Nu-Tech Bio-Med, Inc. (the "Company") reduced the exercise price of 1,076,979 warrants (the "Warrants") and 15,856 options (the "Options"), respectively, to $1.76 per share, which price is equal to 75% of the average closing price for the Company's common stock for the ten (10) days prior to such reduction. Such reduction was effected for a 45 day period through June 13, 1997. As of June 13, 1997, the Company received an aggregate of approximately $619,000 as a result of the exercise of 351,728 options/warrants.

H.       Subsequent Events

         Through August 13, 1997, an aggregate of 7,854,612 shares of Common Stock were issued upon conversion of 7,175 shares of Series A Convertible Preferred Stock (the "Preferred Stock"). The Company is presently authorized to issue 12,000,000 shares of Common Stock. $.01 par value. The Company anticipates seeking shareholder approval to amend its Certificate of Incorporation accordingly. As previously noted, the Company has 10,558,704 shares of Common Stock issued and outstanding, of which 7,854,612 or 74.39% of all issued and outstanding shares of Common Stock are owned by present or former Preferred Stockholders. The Amendment to the Certificate of Incorporation requires, the affirmative vote of a majority of all issued and outstanding shares entitled to vote. Present and former Preferred Stockholders have the ability to cause the Amendment to the Certificate of Incorporation, as proposed, to be adopted. However, there can be no assurances that such amendment will be effected.

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

Item 2

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

         With respect to the sums payable under the Plan to Austin Financial, the Company obtained a loan in the principal amount of $2,500,000 from a third party lender on December 2, 1996. The loan bore interest at 15% per annum. All principal and interest on the loan was payable on January 31, 1997. On January 23, 1997, the Company obtained a new loan in the principal amount of $2,000,000 from a private lender, the proceeds of which were used to repay the $2,500,000 loan. The new loan bore interest at 7.5% per annum and was due and payable 60 days from the date of the loan. The lender also received five year common stock purchase warrants to purchase 100,000 shares of common stock at $11.50 per share. On February 24, 1997, the new loan for $2,000,000 was repaid. In connection with this transaction, the Company recorded a $494,000 interest charge representing the fair value of warrants issued in the quarter ended March 31, 1997.

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

         As a result of the above transactions, during the first quarter of 1997, the Company owned MSI for the 57 day period beginning January 1, 1997 and ending February 26, 1997. Therefore, Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the six months ended June 30, 1997, and June 30, 1996, is presented on the basis of the Company's temporary ownership of MSI.

         Three months ended June 30, 1997, compared with three months ended June 30, 1996

Results of Operations

         Total revenues for the three months ended June 30, 1997, were $177,859 compared to $24,322 for the three months ended June 30, 1996. The increase in total revenues is primarily due to the medical billing services revenue generated by the acquisition of NTBM during the last quarter of 1996.

         Assay sales, net of billing adjustments, from the processing of ABC's assay, the Fluorescent Cytoprint Assay, were $42,399 and $24,322 for the three months ended June 30, 1997 and 1996, respectively. The increase in assay sales is primarily due to an increase in billable assays as well as an increase in reimbursement from third party payers.

         There were no laboratory revenues reported for the three months ended June 30, 1997 due to the sale of the Company's ownership interest in MSI to Physicians Clinical Laboratory, Inc., ("PCL") on February 26, 1997.

         Medical billing services revenues were $135,460 for the three months ended June 30, 1997, generated by the acquisition of NTBM during the last quarter of 1996.

         Total operating costs for the three months ended June 30, 1997, were $713,169 compared to $883,108 for the three months ended June 30, 1996. The decrease is primarily due to a decrease in sales, general and administrative expenses of approximately $256,000, offset by the inclusion of medical billing services expenses of approximately $114,000 generated by the acquisition of NTBM during the last quarter of 1996. The decrease in sales, general and administrative expenses is primarily due to a decrease in compensation expense of approximately $484,000, offset by an increase in professional fees and franchise taxes. During the six months ended June 30, 1996, the Company incurred a one time non-recurring charge associated with the severance package of a former officer of the Company and compensation expenses related to the 1995 grant of 100,000 restricted common stock shares granted to an executive officer. In 1996, the Company exchanged 95,000 unrestricted common stock shares which were remaining under the 1995 grant of restricted common shares for 300,000 warrants.

         Laboratory expenses for the three months ended June 30, 1997, were $46,372 compared to $65,217 for the three months ended June 30, 1996. The decrease of $18,845 is primarily due to a reduction in laboratory personnel costs.

         Medical billing services expenses were $114,471 for the three months ended June 30, 1997, as a result of the acquisition of NTBM during the last quarter of 1996.

         Selling, general and administrative expenses for the three months ended June 30, 1997, were $536,039 compared to $791,954 for the three months ended June 30, 1996. The decrease of $255,915 is primarily due to a decrease in compensation expense of approximately $484,000, offset by an increase in professional fees and franchise taxes. During the three months ended June 30, 1996, the Company incurred a one time non-recurring charge associated with the severance package of a former officer of the Company and compensation expenses related to the 1995 grant of 100,000 restricted common stock shares granted to an executive officer. In 1996, the Company exchanged 95,000 unrestricted common stock shares which were remaining under the 1995 grant of restricted common shares for 300,000 warrants.

         Research and development expenses for the three months ended June 30, 1997, were $16,287 compared to $25,937 for the three months ended June 30, 1996.

         Operating loss for the three months ended June 30, 1997, was $535,310 compared to $858,786 for the three months ended June 30, 1996. The decrease is primarily due to a decrease in sales, general and administrative expenses of approximately $256,000, offset by the inclusion of medical billing services expenses of approximately $114,000, as well as an increase in total revenues primarily due to the medical billing services revenue generated by the acquisition of NTBM during the last quarter of 1996.

         Investment and interest income for the three months ended June 30, 1997, was $8,715 compared to $49,526 for the three months ended June 30, 1996. The decrease is primarily due to a decrease in cash and cash equivalents upon which interest is earned.

         Interest expense for the three months ended June 30, 1997, was $4,229 compared to $7,441 for the three months ended June 30, 1996. This decrease was due to the reduction of principal outstanding for loans from the State of Rhode Island's Small Business Loan Fund Corporation.

         Net loss for the three months ended June 30, 1997, was $530,824 as compared to $816,701 for the six months ended June 30, 1996. The decrease is primarily due to a decrease in sales, general and administrative expenses of approximately $256,000, offset by the inclusion of medical billing services expenses of approximately $114,000, as well as an increase in total revenues primarily due to the medical billing services revenue generated by the acquisition of NTBM during the last quarter of 1996.

         Net loss per share of Common Stock for the three months ended June 30, 1997, was $.13 compared to $.45 for the three months ended June 30, 1996. Weighted average shares were 4,032,849 and 1,827,349 for the three months ended June 30, 1997, and 1996, respectively.

         Six months ended June 30, 1997, compared with six months ended June 30, 1996

Results of Operations

         Total revenues for the six months ended June 30, 1997, were $2,120,691 compared to $48,052 for the six months ended June 30, 1996. The increase in total revenues is primarily due to the inclusion of Medical Science Institute's ("MSI") total revenues for the 57 day period beginning January 1, 1997 and ending February 26, 1997. Without the inclusion of MSI's transactions, total revenues for the six months ended June 30, 1997, would have been $322,330 as compared to $48,052 for the six months ended June 30, 1996. The increase of $274,278 is primarily due to revenues of $244,541 generated by the Company's medical billing services subsidiary, NTBM Billing Services, Inc. ("NTBM") as well as an increase in net assay sales primarily due to increased reimbursement from third party payers.

         Assay sales, net of billing adjustments, from the processing of Analytical Biosystems Corporation's assay, the Fluorescent Cytoprint Assay, were $72,249 and $48,052 for the six months ended June 30, 1997, and 1996, respectively. The amount of billing adjustments relating to assay sales during the six months ended June 30, 1997, and 1996, were approximately $8,200 and $5,300, respectively. The increase in net assay sales is primarily due to an increase in billable assays as well as an increase in reimbursement from third party payers.

         Laboratory revenues, net of billing adjustments, were $1,798,361 for the 57 day period beginning January 1, 1997, and ending February 26, 1997, generated by the temporary ownership of MSI.

         Medical billing services revenues were $244,541 for the six months ended June 30, 1997, generated by the acquisition of NTBM during the last quarter of 1996.

         Total operating costs for the six months ended June 30, 1997, were $3,462,235 compared to $1,677,027 for the six months ended June 30, 1996. The increase in total operating costs includes MSI's total operating costs for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $2,092,447. Without the inclusion of MSI's transactions, total operating costs for the six months ended June 30, 1997, would have been $1,369,787 as compared to $1,677,027 for the six months ended June 30, 1996. The decrease is primarily due to decreases in selling, general and administrative expenses of $501,560 and laboratory expenses of $30,273, offset by medical billing services expenses of approximately $238,400.

         Laboratory expenses for the six months ended June 30, 1997, were $1,464,665 compared to $120,515 for the six months ended June 30, 1996. The increase in laboratory expenses is primarily due to the inclusion of MSI's laboratory expenses for the 57 day period beginning January 1, 1997, and ending February 26, 1997. Without the inclusion of MSI's transactions, laboratory expenses for the six months ended June 30, 1997, would have been $90,242 as compared to $120,515 for the six months ended June 30, 1996. The decrease of $30,273 is primarily due to a reduction in laboratory personnel costs.

         Medical billing services expenses were $238,400 for the six months ended June 30, 1997, as a result of the acquisition of NTBM during the last quarter of 1996.

         Selling, general and administrative expenses for the six months ended June 30, 1997, were $1,726,273 compared to $1,509,808 for the six months ended June 30, 1996. The increase is primarily due to the inclusion of MSI's selling, general and administrative expenses of $718,025 for the 57 day period beginning January 1, 1997, and ending February 26, 1997, offset by a decrease in non-MSI selling, general and administrative expenses. Without the inclusion of MSI's transactions, selling, general and administrative expenses for the six months ended June 30, 1997, would have been $1,008,248 as compared to $1,509,808 for the six months ended June 30, 1996. The decrease of $501,560 is primarily due to a decrease in compensation expense of approximately $849,000, offset by an increase in professional fees and franchise taxes. During the six months ended June 30, 1996, the Company incurred a one time non-recurring charge associated with the severance package of a former officer of the Company and compensation expenses related to the 1995 grant of 100,000 restricted common stock shares granted to an executive officer. In 1996, the Company exchanged 95,000 unrestricted common stock shares which were remaining under the 1995 grant of restricted common shares for 300,000 warrants.

         Research and development expenses for the six months ended June 30, 1997, were $32,897 compared to $46,704 for the six months ended June 30, 1996.

         Operating loss for the six months ended June 30, 1997, was $1,341,544 compared to $1,628,975 for the six months ended June 30, 1996. The decrease in operating loss includes MSI's operating loss for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $294,087. Without the inclusion of MSI's transactions, operating loss for the six months ended June 30, 1997, and 1996, would have been $1,047,457 and $1,628,975, respectively. The decrease is primarily due to a decrease in selling, general and administrative expenses as discussed above.

         Investment and interest income for the six months ended June 30, 1997, was $18,980 compared to $79,573 for the six months ended June 30, 1996. The decrease is primarily due to a decrease in cash and cash equivalents upon which interest is earned.

         Interest expense for the six months ended June 30, 1997, was $533,240 compared to $15,480 for the six months ended June 30, 1996. The increase is primarily due to the interest recorded for the fair value of warrants issued in connection with debt and interest related to a loan in the principal amount of $2,000,000 obtained by the Company to repay the outstanding balance on a loan in the principal amount of $2,500,000. In conjunction with the issuance of the $2,000,000 note payable, the lenders were issued warrants to purchase 100,000 shares of common stock at an exercise price of $11.50 per share.

         Net loss for the six months ended June 30, 1997, was $1,855,804 as compared to $1,564,882 for the six months ended June 30, 1996. The increase in net loss includes MSI's operating loss for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $290,823. Without the inclusion of MSI's transactions, net loss for the six months ended June 30, 1997 and 1996, would have been $1,569,466 and $1,564,882, respectively. The increase is primarily due to an increase in interest expense of approximately $521,000. In conjunction with the issuance of the $2,000,000 note payable, the lenders were issued warrants to purchase 100,000 shares of common stock at an exercise price of $11.50 per share. In connection with this transaction, the Company recorded a $494,000 interest charge representing the fair value of warrants issued in the quarter ended March 31, 1997. This increase was offset by a decrease in selling, general and administrative expenses of approximately $502,000. The decrease of $502,000 is primarily due to a decrease in compensation expense of approximately $849,000, offset by an increase in professional fees and franchise taxes. During the six months ended June 30, 1996, the Company incurred a one time non-recurring charge associated with the severance package of a former officer of the Company and compensation expenses related to the 1995 grant of 100,000 restricted common stock shares granted to an executive officer. In 1996, the Company exchanged 95,000 unrestricted common stock shares which were remaining under the 1995 grant of restricted common shares for 300,000 warrants.


         Net loss per share of Common Stock for the six months ended June 30, 1997, was $.60 compared to $.80 for the six months ended June 30, 1996. Weighted average shares were 3,114,550 and 1,949,635 for the six months ended June
30, 1997, and 1996, respectively.

         Liquidity and Capital Resources

         The Company had approximately $825,279 in cash and cash equivalents at June 30, 1997.

         Total current assets at June 30, 1997, and December 31, 1996, were $1,127,113 and $3,743,997, respectively. This decrease of approximately $2,616,884 is primarily due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheet at December 31, 1996, total current assets would have been $1,127,113 and $1,636,811 at June 30, 1997, and December 31, 1996, respectively.
This decrease of approximately $509,698 is primarily due to the utilization of cash during the period to support operating activities and the payment and reduction of current liabilities, offset by an increase in cash of approximately $619,000 as a result of the exercise of 351,728 options/warrants during the second quarter of 1997.

         Accounts receivable, net of allowances for doubtful accounts, at June 30, 1997, and December 31, 1996, were $107,250 and $1,751,230, respectively.
This decrease of approximately $1,643,980 is primarily due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheet at December 31, 1996, accounts receivable, net of allowances for doubtful accounts, would have been $107,250 and $76,846 at June 30, 1997, and December 31, 1996, respectively.

         Inventory at June 30, 1997, and December 31, 1996, was $12,784 and $219,428, respectively. This decrease of approximately $206,644 is primarily due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheet at December 31, 1996, inventory would have been $12,784 and $10,255 at June 30, 1997, and December 31, 1996, respectively.

         Net investment in senior debt of Physicians Clinical Laboratory, Inc., ("PCL") at June 30, 1997, and December 31, 1996, was $13,287,164 and $9,424,439,
respectively. This increase of approximately $3,862,725 is the net amount resulting from the sale of MSI to PCL. Upon the sale of MSI to PCL, a $5,000,000 promissory note was issued by PCL to the Company, which obligation will be satisfied once the PCL Plan has been effected. Additionally, the Company recognized a deferred gain upon the sale of MSI to PCL, which was offset against the $5,000,000 promissory note to reach the net amount of $3,862,725.

         A note receivable of $100,000 was outstanding at June 30, 1997. On February 10, 1997, a $100,000 loan was issued to the former sole stockholder and president of MSI, as part of the employment agreement between the Company and the stockholder. The loan is secured by the shares of common stock issued to the stockholder under the MSI Plan.

         Equipment and leasehold improvements, net of accumulated depreciation and amortization, at June 30, 1997, and December 31, 1996, were $342,723 and $1,766,842, respectively. This decrease of approximately $1,424,119 is primarily due to the exclusion of

MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheet at December 31, 1996, equipment and leasehold improvements, net of accumulated depreciation and amortization, would have been $342,723 and $379,697 at June 30, 1997, and December 31, 1996,
respectively.

         Goodwill, net of accumulated amortization, at June 30, 1997, and December 31, 1996, was $702,119 and $6,352,860, respectively. This decrease of approximately $5,650,741 is primarily due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheet at December 31, 1996, goodwill, net of accumulated amortization, would have been $702,119 and $739,913 at June 30, 1997, and December 31, 1996, respectively.

         Total assets at June 30, 1997, and December 31, 1996, were $16,663,559 and $22,405,766, respectively. The decrease of approximately $5,742,207 is, in part, due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheet at December 31, 1996, total assets would have been $16,663,559 and $18,841,295 at June 30, 1997, and December 31, 1996, respectively.

         Current liabilities at June 30, 1997, and December 31, 1996, were $877,957 and $5,410,663, respectively. The decrease of approximately $4,532,706 is, in part, due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheets at December 31, 1996, current liabilities would have been $877,957 and $3,130,937 at June 30, 1997, and December 31, 1996, respectively. The decrease of approximately $2,252,980 is primarily due to the repayment of the $2,000,000 loan obtained by the Company to repay the outstanding balance on a loan in the principal amount of $2,500,000.

         Total liabilities at June 30, 1997, and December 31, 1996, were $925,420 and $9,643,819, respectively. The decrease of approximately $8,718,399 is, in part, due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheet at December 31, 1996, total liabilities would have been $925,420 and $6,682,995 at June 30, 1997, and December 31, 1996, respectively. The decrease is primarily due to the issuance of common stock shares which value of $3,422,500 had been recorded in 1996, and the issuance of the shares occurred in the first quarter of 1997, as well as, the repayment of the $2,000,000 loan obtained by the Company to repay the outstanding balance on a loan in the principal amount of $2,500,000.

         Plan of Operations

         The consolidated financial statements of the Company have been prepared on the basis that the Company will continue as a going concern. These conditions have raised substantial doubt about the Company's ability to continue as a going concern. Through June 30, 1997, the Company has expended cash in excess of cash generated from operations and has not achieved sufficient revenues to support future operations. During 1996, the Company generated net cash from financing activities of approximately $16,407,000, which was principally utilized by the

Company is connection with the purchase of approximately $13,300,000 of senior secured debt of PCL for $10,000,000 in connection with the proposed acquisition by the Company of a majority interest in PCL; cash payments in connection with its acquisition of MSI; acquisition costs of Prompt Medical Billing Inc.; and general working capital purposes, including cash used from operations of the Company and its principal subsidiaries Analytical Biosystems Corporation, NTBM and cash used by MSI for a 44 day period of approximately $2,159,000. The Company's remaining cash and cash equivalents at June 30, 1997, and December 31, 1996, were approximately $800,000 and $1,700,000, respectively. The Company anticipates that it will need additional cash resources of approximately $400,000 to sustain itself from June 30, 1997, through December 31, 1997. The ability of the Company to obtain additional financing or to achieve an adequate level of sales is dependent upon future events, the outcome of which is presently not determinable. No assurance may be given that the Company's Analytical Biosystems Corporation and NTBM Billing subsidiaries will be able to generate adequate and sufficient revenues from operations to supplement the Company's cash requirements. While the Company will seek to raise additional funds through debt or equity financing, no assurance may be given that the Company will be able to do so or, if that such financing is available, that same will be on terms acceptable to the Company. The Company will seek, during the balance of the calendar year 1997, to decrease its costs of operations and thereby decrease the amount of additional cash resources that it may require. However no assurance may be given that such decreases in costs can be implemented at sufficient levels.

Effects of Inflation

        The Company does not view the effects of inflation to have a material effect upon its business.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     Certain statements in this Form 10-QSB, including information set forth in this Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Nu-Tech Bio-Med, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward looking statements. Such future results are based upon Management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with recently consummated acquisitions, potential acquisitions (including Physicians Clinical Laboratory ("PCL") and indirectly Medical Science Institute) ("MSI") uncertainty of market acceptance of Analytical Biosystems' FCA, dependence on reimbursement by third party payers, uncertainty of eligibility for Medicare/Medicaid reimbursement, need for additional capital, certain patent and technology considerations, health care reform, competition and technological changes, limited facilities, governmental regulations, dependence upon key personnel, professional and product liability, uncertainty of the completion of the acquisition of PCL, the ability of the Company and/or PCL to obtain additional debt or equity financing to fund ongoing operations of PCL and MSI and other risks detailed in the Company's Securities and Exchange Commission filings, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein. In addition, the report of the Company's independent auditors on the consolidated financial statements of the Company for the year ended December 31, 1996 in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 contains an explanatory paragraph that there are certain conditions that raise substantial doubt about the ability to continue as a going concern. The Company to date has been materially dependent upon the efforts of its President and Chief Executive Officer, Mr. J. Marvin Feigenbaum. The loss of Mr. Feigenbaum's services may have a materially adverse effect upon the business or operations of the Company. Risk factors and investment considerations which may materially affect the Company, impact upon any forward looking statements, and which otherwise should carefully be considered, include the following:

  Historical Losses and Accumulated Deficit of Nu-Tech; Going Concern Qualification of Independent Auditors Report

     Through the third quarter ended September 30, 1996, the Company was classified as a development-stage company for financial accounting purposes by reason of the fact that it has not generated significant revenues from operations prior to such date. As a result of the acquisition of Prompt Medical, and the ownership, at that time, of MSI, the Company ceased to be classified as a development-stage company as of December 31, 1996. Since 1990, the Company's principal business has been conducted through its wholly-owned subsidiary, ABC. Prior to 1990, the Company, through other subsidiary corporations, had engaged in other unrelated businesses which have been discontinued. Since inception (February 1, 1982) through June 30, 1997, the Company has incurred an accumulated deficit of approximately $23,520,000. For the fiscal years ended December 31, 1996, 1995 and 1994, and the six months ended June 30, 1997, the Company incurred net losses of approximately $7,788,000, $2,089,000, $1,394,000 and $1,856,000, respectively. The amount of stockholders equity at June 30, 1997 was approximately $15,738,000. The amount of its working capital at June 30, 1997 was approximately $249,000. It is anticipated that the Company will continue to incur losses until such time, if ever, that Analytical Binsystems Corp., a wholly-owned subsidiary of the Company ("ABC"), and NTBM Billing Services, Inc., a wholly-owned subsidiary of the Company ("NTBM"), attain revenues in amounts sufficient to support their respective operations and/or the operations of MSI and PCL (assuming the PCL acquisition is consummated) can be stabilized and returned to profitability. There can be no assurance that the Company will be able to successfully implement its marketing strategy, generate significant revenues or achieve profitable operations in the future. In addition, the report of the Company's independent auditors on the consolidated financial statements of the Company for the year ended December 31, 1996 in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 contains an explanatory paragraph that there are certain conditions that raise substantial doubt about the ability to continue as a going concern.

  Historical Losses and Accumulated Deficit of PCL; Going Concern Qualification of Independent Auditors Report

     For the Fiscal Years ended February 28 (29), 1995, 1996 and 1997, Physicians Clinical Laboratory, Inc. ("PCL") incurred net losses of approximately $5,596,000, $79,184,000 and $98,679,000, respectively. At February 28, 1997, the retained deficit of PCL was $163,257,000. While in Chapter 11, PCL had available to it $9,800,000 in Debtor-in-Possession financing, and any unused portion of such financing was contributed to working capital. Prior to emerging from Chapter 11, PCL will require new financing, of which there can be no assurance that such financing will be obtained. In addition, the report of PCL's independent auditors on the consolidated financial statements of PCL for the year ended February 28, 1997 contains an explanatory paragraph that there are certain conditions that raise substantial doubt about the ability to continue as a going concern. To date, PCL has not filed its Quarterly Report for the three-month period ended May 31, 1997.

  Acquisition of Majority Interest in Physicians Clinical Laboratory, Inc.

     Physicians Clinical Laboratory, Inc. ("PCL") is currently operating under Chapter 11 of the United States Bankruptcy Code. The Company and PCL have submitted a plan to the United States Bankruptcy Court to acquire a 52.6% majority interest in PCL. Additionally, PCL is also in default on approximately $80,000,000 in senior secured debt and approximately $40,000,000 in subordinated debt. The Company purchased approximately $13,300,000 of PCL Senior Debt in advance of submission of the PCL Plan to the bankruptcy court. On April 18, 1997, the United States Bankruptcy Court, Central District of California Case No. SV96-23185-GM, following the approval and entry of findings of fact, conclusions of law and order confirming the second amended plan of reorganization of PCL and its affiliated debtors, entered a final judgment confirming the second amended plan of reorganization of PCL and its affiliated debtors. On July 24, 1997, the Bankruptcy Court, on stipulation of
PCL, the Company and the creditors of PCL, extended the date that certain conditions be satisfied or waived pursuant to the PCL Plan for 60 days, to September 19, 1997 (from July 22, 1997).

     At February 28, 1997, the last date for which PCL filed reports with the Securities and Exchange Commission, PCL had total current liabilities of approximately $152,455,000 and net losses for the year ended February 28, 1997 of approximately $98,679,000. PCL has continued to operate at a loss since
February 28, 1997.   To date, PCL has not filed its Quarterly Report for the
three-month period ended May 31, 1997. There can be no assurance that upon consummation of the PCL Plan that it will operate profitably even if confirmation of the PCL Plan results in a decrease of liabilities.

     In April and June of 1997, PCL received separate subpoenas to furnish certain documents to the United States Department of Defense ("DOD") and the United States Department of Health and Human Services with respect to the Company's Civilian Health and Medical Program of Uniformed Services billing practices. PCL is cooperating with DOD and HHS in such investigations and has produced and will continue to produce documents in response to the subpoenas. PCL has been advised that its billing practices are the subject of these investigations and believes that these investigations may be similar to other investigations being conducted by DOD and HHS with respect to the billing practices of the clinical laboratory testing industry. PCL further believes that these investigations as they relate to PCL would not subject PCL to significant civil or criminal liability (which could include substantial fines, penalties or forfeitures, and mandatory or discretionary exclusion from participation in Medicare, Medi-Cal and other government funded health care programs), which could have a material adverse effect on the financial condition of PCL. In such case, the value of the investment of the Company in PCL could be adversely affected or lost in its entirety.

        On July 18, 1997, PCL entered into a letter agreement with the United States Department of Justice in connection with such billing practices claims. The letter agreement is intended, subject to final documentation (as completed, the "Settlement Agreement"), to dispose of the claims on substantially the following terms:

         1. PCL will pay to the United States Government (i) $200,000 upon execution of the Settlement Agreement and (ii) $1,800,000 in principal plus interest calculated at the Treasury Bill rate, payable in equal quarterly installments each year for six years;

         2. PCL will enter into a five-year corporate integrity agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services, pursuant to which PCL will, among other requirements, continually be monitored by internal corporate compliance officers and provide proper training for its billing personnel;

         3. PCL will be released from civil and criminal liability under the False Claims Act and common law causes of action in connection with their billing practices from January 1, 1992, to July 18, 1997;

         4. The amounts owed to the United States will not be dischargeable in any bankruptcy; and

         5. If PCL defaults on any of its obligations under the Settlement Agreement, all amounts owed will be immediately due, all releases will be void and PCL may be excluded from participation in Medicare and Medicaid.

         PCL has no reason to believe that the Settlement Agreement will not be entered into as contemplated. The Settlement Agreement, however, may contain additional or different terms from those set forth in the July 18, 1997 letter agreement.


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

  Acquisition of Medical Science Institute

     The Company, on November 18, 1996, completed the acquisition of Medical Science Institute ("MSI") which had been operating under Chapter 11 of the Bankruptcy Code since 1995. The completion of the acquisition of MSI was effected with the intent to resell and transfer such ownership to PCL on a pass through basis, which occurred on February 26, 1997. MSI incurred losses of approximately $617,000 during the 44 day period ending December 31, 1996, and approximately $291,000 for the 57 day period through February 26, 1997. There can be no assurance that the PCL acquisition, which would include MSI as a subsidiary of PCL, will result in additional profits to the Company.

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

  Competition

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

  The Stark Bill and Other Restrictions Referral

     Each of ABC, MSI and PCL are subject to certain self-referral prohibitions of Federal law, commonly known as the "Stark Bill". The Stark Bill, which became effective January 1, 1992, generally prohibits MSI and PCL from billing the Medicare program if the physician ordering the test (or an immediate family member of such physician, as defined by the Stark Bill) has an ownership or investment interest in the Company, MSI or PCL or a compensation arrangement with the Company. Ownership interests would include ownership of shares of Common Stock purchased in the open market or otherwise. In the event that a significant number of either MSI or PCL's referring physicians who, in the aggregate, refer to either MSI or PCL a significant portion of their respective Medicare-billed testing were to acquire and maintain ownership or investment interests in either MSI or PCL, or enter into compensation agreements with either MSI or PCL, and in such case, either the Company, MSI or PCL were to continue to perform testing services for such physicians comprising a significant portion of either Nu-Tech, MSI or PCL's Medicare-billed testing, then either MSI or PCL's inability to bill the Medicare program for tests ordered by such physicians would have a material adverse effect on their respective revenues. There can be no assurance that physicians have complied or in the future will comply with these requests or accurately represent ownership of any Common Stock. The Stark Bill also requires MSI and PCL to comply with certain reporting requirements relating to physicians who have an ownership interest in the Company and physicians who order tests from, and have a compensation arrangement with, the Company. There can be no assurance that either the Company, MSI or PCL will be able to obtain adequate information concerning its physician stockholders to enable it fully to comply with these reporting obligations. Proposed regulations implementing the Stark Bill also would prohibit the Company, MSI and PCL from offering physician price discounts for laboratory services as an inducement for obtaining Medicare referrals. Those regulations also would prohibit the purchase by the Company of a physician-owned laboratory unless, for a period of one year before the transaction and one year after the transaction, the physician had not had any other financial relationship with the Company, MSI or PCL. Violations of the Stark Bill could subject the Company to significant civil penalties or exclusion from the Medicare program.

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

  Anti-kickback Laws

     The Medicare/Medicaid anti-kickback statute prohibits laboratories from paying remuneration as inducement for referrals of patients or specimens to third parties for testing and contains severe penalties for violating testing services reimbursed by the Medicare or Medicaid (referred to in California as "MediCal") programs. Nu-Tech, PCL and MSI believe that their existing business relationships do not violate this statute. Court decisions and an administrative decision suggest that any direct or indirect payment conferred upon one who refers Medicare or Medicaid patients by or on behalf of the referral recipient may violate the statute if any part of the purpose of such benefits is to provide an incentive for such referrals. In addition, a provider convicted of violating such laws would be excluded from participation in the Medicare and MediCal programs. The Office of Inspector General of the United States Department of Health and Human Services has issued "safe harbor" regulations, which identify certain payment practices which do not violate the anti-kickback statute. Although these regulations protect certain types of investment interests, they do not protect investments by physicians or hospitals in Nu-Tech, PCL or MSI or the purchase of clinical laboratories from persons in a position to refer business to the laboratory after the purchase occurs.

     California law also prohibits the receipt or acceptance by licensed physicians of various forms of consideration, including rebates, refunds, discounts or preferences as compensation or inducement for referring patients, clients or customers to any other person (including a clinical laboratory), irrespective of any ownership which the physician may have in the entity to which the referral is made or the source of payment of other services. Laboratories that violate the California anti-kickback laws may be subject to loss of licensure and substantial fines. In addition, a provider convicted of violating such laws would be excluded from participation in the Medicare and MediCal programs. Each of PCL and MSI believe that it satisfies the requirements of California law with respect to its relationship with its physician-owners.

  Medicare/MediCal Reimbursement

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

  Management Information Systems

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

  Litigation and Liability Insurance Coverage

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

  Certain Patent and Technology Considerations

     Prior to the acquisition of Prompt Medical and MSI, the Company's primary business was the FCA being marketed through ABC. ABC is the owner of three patents granted by the United States Patent Office relating to the FCA and its integral technology, as well as foreign patents which are founded upon its United States patents. The Company views ABC's patents as being material to ABC's business, its future success, and its ability to compete. The three United States patents were originally issued in 1985, 1988 and 1990, and the protection afforded the Company by virtue of such patents will expire in the years 2002, 2005 and 2007, respectively. On and after the respective dates of the expiration of the Company's patents, the Company's patented technology may become generally available to the marketplace.

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

  Competition and Technological Changes

     At the present time, there are several companies which commercially market chemoresistant assays in addition to general oncology related laboratory services. The Company believes that it is the only company currently marketing, though on a limited basis, a patented chemosensitivity assay in the United States. ABC believes that it competes based upon its patented technology, the high evaluability rate (i.e. the ability to successfully test the tumor) for most types of human solid tumors, and the positive and negative predictive accuracy of ABC's FCA assay. There can be no assurance that ABC's competitors will not succeed in developing technologies and services that are more accurate and effective than ABC's FCA or any other assay which may be developed by ABC or that would render the Company's technology and services obsolete or noncompetitive. In addition, in the event of the future development and approval of chemotherapeutic drugs which are not capable of being assayed by the FCA and such drugs become commonly used, such event may materially affect the ability of ABC to market the FCA.

     In addition, there are many public and private companies, including several well-known pharmaceutical companies and specialized biotechnology companies, universities and research centers, engaged in developing therapeutic and diagnostic products for the treatment of cancer. Many of ABC's competitors have substantially greater financial and technological resources than the Company or ABC, and have significantly greater experience in sales and marketing and research and development. Such companies may be more successful in developing alternate methods to predict the effectiveness or non-effectiveness of chemotherapeutic drugs on an individual cancer patient.

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

  Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island

     In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of March 31, 1997, was approximately $269,000). All of the SBLFC loans, including those which are subject to the patent security interest, are further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans is for a term of five years from its respective loan date, bear interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. The aggregate amount of monthly loan repayments is approximately $18,000 per month for the remainder of the loan terms. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral.

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

  Dependence Upon Key Personnel

     The Company is dependent upon the executive abilities of its Chairman, J. Marvin Feigenbaum, to implement its present and anticipated future plans and programs. Mr. Feigenbaum has no background or training as a scientist, nor is Mr. Feigenbaum a physician. The Company has entered into an employment agreement with Mr. Feigenbaum for a term ending May 11, 2000 and has obtained, for its benefit, a policy of key man life insurance on the life of Mr. Feigenbaum in the amount of $1,000,000. The loss of Mr. Feigenbaum's services may have a materially adverse effect on the business or prospects of the Company. Additionally, as a result of the recent acquisitions of Prompt Medical and MSI, as well as the pending acquisition of PCL, current management, especially Mr. Feigenbaum, has been unable to devote full-time to operating ABC and the marketing of the FCA. The Company will be required to hire additional management or retain existing management at MSI and PCL in order to operate such businesses. In light of the financial difficulties of both MSI and PCL, culminating in their bankruptcy filings, it may be difficult for the Company, MSI or PCL to attract qualified personnel to these businesses. There can be no assurance that the Company will succeed in retaining current management or hiring qualified persons to operate these businesses.

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

  Shares Eligible for Resale

     The Company, as of August 13 1997, has 10,558,704 shares of Common Stock issued and outstanding, of which 3,419,856 shares may be deemed "restricted securities" as that term is defined under the Securities Act of 1933, as amended. Such restricted securities may be sold in the future only pursuant to registration under the Act of an exemption therefrom, including Rule 144 promulgated thereunder. Of such 3,419,856 shares, the Company has registered for sale 3,359,856 shares, which became eligible for immediate resale, and has additionally registered 1,159,681 shares issuable upon exercise of various options and warrants. In addition, there are 6,825 shares of its Convertible Preferred Stock issued and outstanding, convertible into approximately 8,950,819 shares of Common Stock as of August 13, 1997.

     Additionally, the Company anticipates filing with the Securities and Exchange Commission a registration statement to register for sale an additional 563,714 shares of Common Stock of the Company which shares may be issued in connection with the exercise of options granted or to be granted under the Company's stock option plans. Sales of such additional shares may have an adverse effect upon the price of the Company's Common Stock.

     Insufficient Number of Shares of Common Stock Available

     Through August 13, 1997, an aggregate of 7,854,612 shares of Common Stock were issued upon conversion of 7,175 shares of Series A Convertible Preferred Stock (the "Preferred Stock"). Based upon an assumed prevailing conversion price of $.7625 per share as of August 13, 1997, the Company would be obligated to issue up to an additional 8,950,819 shares of Common Stock. The Company is presently authorized to issue 12,000,000 shares of Common Stock, $.01 par value. As of August 13, 1997, the Company had 10,558,704 shares of its Common Stock issued and outstanding (including 7,854,612 shares of Common Stock previously issued upon conversion of 7,175 shares of Preferred Stock). Assuming full conversion of the remaining 6,825 shares of Preferred Stock at an assumed conversion price of $.7625 per share, the Company would be required to issue up to 8,950,819 additional shares of its Common Stock. As of August 1, 1997, the Company no longer had a sufficient number of unreserved Shares of Common Stock to accomodate any additional conversions. The Company has advised the holders of unconverted shares of Preferred Stock that future conversions have been suspended. The Company is currently in the process of seeking shareholder approval to amend its Certificate of Incorporation to increase the number of Shares of its capital stock which it is authorized to issue. As previously noted, the Company has 10,558,704 shares of Common Stock issued and outstanding, of which 7,854,612, or 74.39%, of all issued and outstanding shares of Common Stock are owned by present or former Preferred Stockholders. The Amendment to the Certificate of Incorporation requires the affirmative vote of a majority of all issued and outstanding shares entitled to vote. Present and former Preferred Stockholders have the ability to cause the Amendment to the Certificate of Incorporation, as proposed, to be adopted. However, there can be no assurances that such amendment will be effected.
                                    Page 31

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company had heretofore filed, and withdrew, a registration statement relating to the shares of its Common Stock issuable upon conversion of the Company's 14,000 shares of Series A Convertible Preferred Stock ("Preferred Stock"). At the time of such filing, the Company believed that it had not received valid written demand by a majority of the holders of the Preferred Stock to require it to proceed with such registration statement. The Company further believes that, at the time such registration statement was withdrawn, it did not receive a written demand by the holders of a majority of Preferred Stock to file a registration statement. Subsequently, the Company did file a Registration Statement relating to the shares of its Common Stock issuable upon conversion of the Company's 14,000 shares of Preferred Stock with the Securities and Exchange Commission on July 21, 1997.

         Several Preferred Shareholders have indicated that they intend to commence an action against the Company arising out of the failure of the Company to cause the conversion shares to be registered, seeking unspecified damages and/or seeking to rescind their purchase of the Preferred Stock. The Company believes that, if any such action is commenced against it, it has good and meritorious defenses. In the event any such action is brought against the Company, and the Company does not prevail thereon, and is found to be responsible for the damages or losses, such circumstances would have a material adverse effect upon the Company's consolidated results of operations and financial position. The Company filed a Registration Statement relating to the shares of its Common Stock issuable upon conversion of the Company's 14,000 shares of Preferred Stock with the Securities and Exchange Commission on July 21, 1997, which was declared effective on July 23, 1997. The filing of such registration statement may not, however, resolve the dispute to the satisfaction of the Preferred Shareholders, and no assurance may be given that the Preferred Shareholders may not thereafter commence an action against the Company.

         On May 23, 1997, a complaint was filed against Nu-Tech Bio-Med, Inc. (the "Company") and others in an action in the United States District Court for the Southern District of New York captioned Mordechai Gurary
         v. Isaac Winehouse, Isaac Winehouse d/b/a Wall & Broad Equities and Nu-Tech Bio-Med, Inc. (Docket No. 97 Civ. 3803 (LBS)). As of the date of this report, service of the complaint has not been effected upon the Company. The complaint alleges that the Company and the other defendants violated Secion 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 349 of the General Business Law of the State of New York (the "GBL"). The claims against the Company under the Exchange Act and the GBL are purportedly based on allegations that the Company knew of and failed to disclose, among other things, unlawful trading activity in the Company's securities by the other defendants named in the action. The complaint seeks compensatory damages in an unstated amount, seeks to enjoin the Company from registering certain Series A Convertible Preferred Stock until the determination of the action, and seeks reasonable attorneys' and expert fees as well as treble and punitive damages.

         The Company believes that the claims are without merit, and that it has good defenses which it will assert at the appropriate time. The action is currently in its preliminary stages. The Company has filed a motion to dismiss the allegations for failure to state a claim. Such motion is pending as of the date hereof.

Item 2.  Changes in Securities

         Not applicable for the second quarter ended June 30, 1997.

Item 3.  Defaults Upon Senior Securities

         Not applicable for the second quarter ended June 30, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 20, 1997, the Company held its Annual Meeting of Shareholders. At the Meeting, the sole item of business was the election of two (2) Class 1 Directors to the Board of Directors of the Company. The two (2) Directors elected as Class 1 Directors and the tabulation of the votes (both in person and by proxy) was as follows:

         Nominees for Directors            For                     Withheld
         ----------------------            ---                     --------

          J. Marvin Feigenbaum          1,960,697                   236,570
          Robert B. Fagenson            1,771,208                   226,059


Item 5.  Other Information

         The Company has acquired certain debt securities of Physicians Clinical Laboratory, Inc., a Delaware corporation ("PCL"), which is a full-service clinical laboratory capable of providing a comprehensive battery of testing services. PCL did file its Form 10-K for its most recent fiscal year, which ended February 28, 1997. PCL's quarterly report on Form 10-Q for the quarter ended May 31, 1997, was due to be filed on July 15, 1997, but has not, as of the date hereof, been filed by PCL. PCL has been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code since November 8, 1996.

         Nu-Tech has reached an agreement (the "PCL Plan") with the holders of the Senior Debt, Subordinated Debt and the management of PCL whereby Nu-Tech will acquire a 52.6% interest in PCL. The terms of the agreement provide that PCL would file a plan to effectuate the agreement. As required by the aforementioned agreement, the Company purchased approximately $13,300,000 of Senior Debt for $10,000,000 on November 7, 1996. In accordance with the PCL Plan, certain holders of Senior Debt contributed $10,000,000 in debtor-in-possession ("DIP") financing to PCL, which under the terms of the reorganization, will be forgiven. The PCL Plan also requires that the Company purchase an additional 17% of capital stock of PCL for $5,000,000 upon the approval of the PCL Plan. Pursuant to the PCL Plan, the debt purchased by Nu-Tech will be converted into 35.6% of the common stock of PCL, which together with the 17% purchased for $5,000,000, will result in Nu-Tech owning 52.6% of the outstanding common stock of PCL. The PCL Plan was confirmed by the United States Bankruptcy Court, Central District of California (Case No. SV96-23185-GM) on April 23, 1997. Upon the completion of the transaction, the Company will consolidate the accounts of PCL in its consolidated financial statements.

         On February 26, 1997, the Company completed the sale of its ownership interest in MSI and received, among other things, a $5,000,000 secured note receivable which may be used to satisfy its remaining $5,000,000 commitment to PCL. The Company recognized a deferred gain upon the sale of MSI to PCL, which was offset against the $5,000,000 promissory note to reach the net amount of $3,862,725.

         In April and June of 1997, PCL received separate subpoenas to furnish certain documents to the United States Department of Defense ("DOD") and the United States Department of Health and Human Services with respect to the Company's Civilian Health and Medical Program of Uniformed Services billing practices. PCL has been advised that its billing practices are the subject of these investigations. Due to PCL's continued cooperation and negotiations with these government agencies, on July 24, 1997, the Bankruptcy Court, on stipulation of PCL, the Company and the creditors of PCL, extended the date that certain conditions be satisfied or waived pursuant to the PCL Plan for 60 days to September 19, 1997 (from July 22, 1997), and stated that the terms and conditions of the PCL Plan shall continue in full force and effect.

         On July 18, 1997, PCL entered into a letter agreement with the United States Department of Justice in connection with such billing practices claims. The letter agreement is intended, subject to final documentation (as completed, the "Settlement Agreement"), to dispose of the claims on substantially the following terms:

         1. PCL will pay the United States Government (i) $200,000 upon execution of the Settlement Agreement and (ii) $1,800,000 in principal plus interest calculated at the Treasury Bill rate, payable in equal quarterly installments each year for six years;

         2. PCL will enter into a five-year corporate integrity agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services, pursuant to which PCL will, among other requirements, continually be monitored by internal corporate compliance officers and provide proper training for its billing personnel;

         3. PCL will be released from civil and criminal liability under the False Claims Act and common law causes of action in connection with their billing practices from January 1, 1992, to July 18, 1997;

         4. The amounts owed to the United States will not be dischargeable in any bankruptcy; and

         5. If PCL defaults on any of its obligations under the Settlement Agreement, all amounts owed will be immediately due, all releases will be void and PCL may be excluded from participation in Medicare and Medicaid.

         PCL has no reason to believe that the Settlement Agreement will not be entered into as contemplated. The Settlement Agreement, however, may contain additional or different terms from those set forth in the July 18, 1997 letter agreement.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         The following exhibits designated by an asterisk (*) have been previously filed with the Securities and Exchange Commission and pursuant to 17 C.F.R. Section 230.411, are incorporated herein by reference to the document referenced in brackets following the description of such exhibits. All other exhibits are filed herewith.

          Exhibit No.                Description

          3.1* Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 16, 1994 [Exhibit 3.1.5 to Amendment No. 1 to Reigstration Statement on Form SB-2, file No. 33-84622]

          3.2* Amended and Restated By-Laws effective November 16, 1994
               [Exhibit 3.2.2 to Registration Statement on Form SB-2, File No. 33-84622]

           27  Financial Data Schedule

         (b)      Reports on Form 8-K

                  During the quarter ended June 30, 1997, the following reports on Form 8-K were filed by the Registrant:

Date of the Report               Item Reported                             Description of Item
------------------               -------------                             -------------------
April 29, 1997                   Item 5.  Other Events                     Reduction in Warrant Price

May 29, 1997                     Item 5.  Other  Events                    Gurary v. Winehouse
                                                                           Legal Complaint

June 9, 1997                     Item 5.  Other Events                     Employment Agreement

June 18, 1997                    Item 5.  Other Events                     Results of Reduction in
                                                                           Warrant Price

                                   SIGNATURES


         In accordance with requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       NU-TECH BIO-MED, INC.
                                           (Registrant)



Dated:    August 14, 1997               by: /s/ J. Marvin Feigenbaum
                                            ------------------------
                                            J. Marvin Feigenbaum
                                            President, Chief Executive Officer
                                            and Chief Financial Officer