Form 10QSB
period 1997-09-30
NU TECH BIO MED INC
filed 1997-11-21
CIK 716778

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549

                                  FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                                              ------------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from ________________ to_________________

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

                               Yes [X]     No [ ]

 As of November 18, 1997, there were issued and outstanding 33,065,663  shares of common stock of the registrant.

                 Transitional small business disclosure format

                               Yes [ ]     No [X]

                     Nu-Tech Bio-Med, Inc. and Subsidiaries

                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                                  September 30      December 31
                                                                                      1997              1996
                                                                                  ------------------------------
ASSETS
Current assets:
       Cash and cash equivalents                                                  $    346,923      $  1,690,538
       Accounts receivable - (net of allowance for doubtful
             accounts of approximately $4,400 and $2,823,400 at
             September 30, 1997, and at December 31, 1996, respectively)                88,044         1,751,230
       Other receivables                                                               198,649                --
       Inventory                                                                        11,985           219,428
       Prepaid expenses and other current assets                                        38,449            82,801
                                                                                  ------------------------------
Total current assets                                                                   684,050         3,743,997

Investment in senior debt of Physicians Clinical Laboratory, Inc.                   13,287,164         9,424,439
Note receivable                                                                        100,000                --
Equipment and leasehold improvements, net                                              316,898         1,766,842
Goodwill (net of accumulated amortization of approximately
       $71,400 and $833,200 at September 30, 1997, and
       December 31, 1996, respectively)                                                683,222         6,352,860
Deferred acquisition costs                                                           1,085,477         1,028,524
Deposits                                                                                18,206            89,104
                                                                                  ------------------------------
Total Assets                                                                      $ 16,175,017      $ 22,405,766
                                                                                  ==============================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                           $    533,556      $  1,580,797
       Accrued expenses                                                                201,066         1,286,035
       Contract payable                                                                 55,571            65,571
       Current portion of long term debt                                               146,302         2,263,990
       Current portion of capitalized lease obligations                                 17,719           214,270
                                                                                  ------------------------------
Total current liabilities                                                              954,214         5,410,663

       Long-term debt                                                                   18,149           338,672
       Capitalized lease obligations                                                     3,237           471,984
       Liabilities to be paid with common stock                                             --         3,422,500
                                                                                  ------------------------------
Total liabilities                                                                      975,600         9,643,819

Stockholders' equity:
       Series A convertible preferred stock, $.01 par value; 2,000,000 shares authorized; 6,825 and 14,000 issued and outstanding at September
             30, 1997, and December 31, 1996 (liquidation preference of
             $6,825,000 at September 30, 1997)                                              68               140
       Common stock, $.01 par value; 50,000,000 shares
             authorized; 10,538,709 and 2,089,652 shares issued and
             outstanding at September 30, 1997, and December 31, 1996
             respectively                                                              105,387            20,897
       Capital in excess of par value                                               39,211,823        34,501,337
       Deferred consulting expense                                                     (55,005)          (96,250)
       Accumulated deficit                                                         (24,062,856)      (21,664,177)
                                                                                  ------------------------------

Total stockholders' equity                                                          15,199,417        12,761,947
                                                                                  ------------------------------

Total liabilities and stockholders' equity                                        $ 16,175,017      $ 22,405,766
                                                                                  ==============================

                     Nu-Tech Bio-Med, Inc. and Subsidiaries

                     Consolidated Statements of Operations
                                  (Unaudited)



                                                 For the three months ended        For the nine months ended
                                              September 30      September 30    September 30     September 30
                                                   1997            1996              1997             1996
                                               --------------------------------------------------------------
Revenues:
    Assay sales, net                           $    (2,140)     $    26,455      $    70,109      $    74,508
    Laboratory revenues, net                            --               --        1,798,361               --
    Medical billing services revenues              148,125               --          392,666               --
    Contract revenue                                    --               --            5,540               --
                                               --------------------------------------------------------------
Total revenues, net                                145,985           26,455        2,266,676           74,508

Operating costs:
    Laboratory  expenses                            36,249           53,366        1,500,914          145,601
    Medical billing services expenses              128,368               --          366,768               --
    Deferred acquisition costs charged off              --          218,914                           218,914
    Sales, general and administrative              511,997          769,913        2,238,267        2,308,001
    Research and development                        16,043           19,673           48,940           66,377
                                               --------------------------------------------------------------
Total operating costs                              692,657        1,061,866        4,154,889        2,738,893
                                               --------------------------------------------------------------

Operating loss                                    (546,672)      (1,035,411)      (1,888,213)      (2,664,385)

Other income (expense):
    Investment and interest income                   6,337           49,774           25,317          129,347
    Interest expense                                (2,543)          (7,091)        (535,783)         (22,571)
                                               --------------------------------------------------------------
Total other income (expense)                         3,794           42,683         (510,466)         106,776
                                               --------------------------------------------------------------
Net loss                                       $  (542,878)     $  (992,728)     $(2,398,679)     $(2,557,609)
                                               --------------------------------------------------------------
Net loss per common share                      $     (0.06)     $     (0.50)     $     (0.47)     $     (1.37)
                                               ==============================================================

Weighted average common shares outstanding       9,099,157        1,982,174        5,126,074        1,868,247

                     Nu-Tech Bio-Med, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows


                                                             FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30      SEPTEMBER 30
                                                               1997             1996
                                                           ----------------------------
OPERATING ACTIVITIES
Net loss                                                   $(2,398,679)     $(1,564,882)
Adjustments to reconcile net loss to net
      cash used in operating activities:
          Depreciation and amortization                        342,225          613,923
          Provision for bad debt                                91,643               --
          Warrants issued in connection with debt              494,000               --
          Changes in assets and liabilities:
               Accounts receivable, prepaids,
                    inventory and other current assets        (377,918)          74,879
               Accounts payable and accrued expenses          (502,160)         (31,910)
               Accrued compensation                                 --          216,374
                                                           ----------------------------
Net cash used in operating activities                       (2,350,889)        (691,616)

INVESTING ACTIVITIES
Proceeds received from disposition of
      Medical Science Institute, net                         2,512,154               --
Acquisition costs                                              (56,953)        (192,264)
Capital expenditures                                           (39,174)         (14,890)
                                                           ----------------------------
Net cash provided by (used in) investing activities          2,416,027         (207,154)

FINANCING ACTIVITIES
Proceeds from exercise of warrants                             889,001               --
Proceeds from the sale of common stock                              --        2,611,165
Repayment of contract payable                                  (10,000)         (40,000)
Repayment of notes payable                                  (2,141,405)         (97,296)
Repayment of capitalized lease obligations                     (47,107)          (6,253)
Other assets                                                       758          (44,766)
Notes receivable                                              (100,000)              --
                                                           ----------------------------
Net cash provided by (used in)
      financing activities                                  (1,408,753)       2,422,850
                                                           ----------------------------

Net (decrease) in cash and
      cash equivalents                                      (1,343,615)       1,524,080
Cash and cash equivalents at beginning of period             1,690,538        2,538,002
                                                           ----------------------------
Cash and cash equivalents at end of period                 $   346,923      $ 4,062,082
                                                           ============================

                     Nu-Tech Bio-Med, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the Nine Months Ended September 30, 1997
                                  (Unaudited)


A.       Basis of Presentation

         In the opinion of management of Nu-Tech Bio-Med, Inc. (the "Company" or "Nu-Tech") the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1997, and the results of operations and cash flows for the three and nine months ended September 30, 1997, and 1996.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Analytical Biosystems Corporation ("ABC"), NTBM Billing Services, Inc. ("NTBM") and Medical Science Institute, Inc. ("MSI") through February 26, 1997, (see Note C). ABC has temporarily suspended the marketing of its Fluorescent Cytoprint Assay ("FCA"). As of November 3, 1997, ABC ceased processing specimens for assay and has suspended its laboratory operations in Rhode Island (see Note I, Item 3). All material intercompany transactions and balances have been eliminated. Where appropriate, prior year amounts have been reclassified to permit comparison.

         ABC was a clinical oncology laboratory service and research company located in Rhode Island until November 3, 1997, (see Note I, Item 3); NTBM is a medical billing service business located in Florida; MSI is a full service medical laboratory facility which operates throughout the State of California.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

B.       Acquisition of Majority Interest in Physicians Clinical Laboratory,
         Inc.

         The Company had acquired certain debt securities of Physicians Clinical Laboratory, Inc., a Delaware corporation ("PCL"), which is a full-service clinical laboratory capable of providing a comprehensive battery of testing services. PCL and its subsidiaries, Quantum Clinical Laboratories, Inc., Regional Reference Laboratory Governing Corporation, Diagnostic Laboratories, Inc., and California Regional Reference Laboratory (collectively with PCL, the "Debtors") had been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code from November 8, 1996 until October 3, 1997. PCL did file its Form 10-K for its most recent fiscal year, which ended February 28, 1997, as well as its quarterly reports on Form 10-Q for the quarters ended May 31, 1997, and August 30, 1997.

         Nu-Tech had reached an agreement (the "PCL Plan") with the holders of the Senior Debt, Subordinated Debt and the management of PCL whereby Nu-Tech would acquire a 52.6% interest in PCL. The terms of the agreement provided that PCL would file a plan to effectuate the agreement. As required by the aforementioned agreement, the Company purchased approximately $13,300,000 of Senior Debt for $10,000,000 on November 7, 1996. In accordance with the PCL Plan, certain holders of Senior Debt contributed $10,000,000 in debtor-in-possession ("DIP") financing to PCL, which under the terms of the reorganization, would be forgiven.

         The PCL Plan also required that the Company purchase an additional 17% of capital stock of PCL for $5,000,000 upon the approval of the PCL Plan. Pursuant to the PCL Plan, the debt purchased by Nu-Tech would be converted into 35.6% of the common stock of PCL, which together with the 17% purchased for $5,000,000, would result in Nu-Tech owning 52.6% of the outstanding common stock of PCL. The PCL Plan was confirmed by the United States Bankruptcy Court, Central District of California (Case No. SV96-23185-GM) on April 23, 1997. The PCL Plan as confirmed required that certain conditions be satisfied or waived by July 22, 1997.

         On February 26, 1997, the Company completed the sale of its ownership interest in MSI (see Note C) and received, among other things, a $5,000,000 secured note receivable which was used to satisfy its remaining $5,000,000 commitment to PCL. The Company recognized a deferred gain upon the sale of MSI to PCL, which was offset against the $5,000,000 promissory note to reach the net amount of $3,862,725.

         In April and June of 1997, PCL received separate subpoenas to furnish certain documents to the United States Department of Defense ("DOD") and the United States Department of Health and Human Services with respect to the Company's Civilian Health and Medical Program of Uniformed Services billing practices. PCL had been advised that its billing practices were the subject of these investigations. Due to PCL's continued cooperation and negotiations with these government agencies, on July 24, 1997, the Bankruptcy Court, on stipulation of PCL, the Company and the creditors of PCL, extended the date that certain conditions be satisfied or waived pursuant to the PCL Plan for 60 days to September 19, 1997, (from July 22, 1997), and stated that the terms and conditions of the PCL Plan shall continue in full force and effect.

         On or about July 18, 1997, PCL and the United States reached an agreement in principle to settle such billing practices claims. The agreement disposed of the claims on substantially the following terms:

         1. PCL paid (i) $200,000 18 days after the Court issued its order approving the Settlement Agreement (October 7, 1997) and (ii) will pay $1,800,000 in principal plus interest calculated at the Treasury Bill interest rate payable in equal monthly installments of $25,000 for six years;

         2. PCL entered into a five-year Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services ("HHS"), pursuant to which PCL will, among other requirements, set up and follow an internal corporate compliance plan with monitoring provided by an internal corporate compliance officer, provide proper training for its billing and marketing personnel, and fulfill various reporting requirements to HHS;

         3. PCL and J. Marvin Feigenbaum were released from civil and criminal liability under the False Claims Act and common law causes of action in connection with their billing practices from January 1, 1992, to July 18, 1997;

         4. The amounts owed to the United States will not be dischargeable in any bankruptcy; and

         5. If PCL defaults on any of its obligations under the Settlement Agreement, all amounts owed will be immediately due, all releases will be void and PCL may be excluded from participation in Medicare and Medicaid.

         Subsequent to reaching an agreement in principle with the United States, PCL approached representatives of the State of California (the "State") to discuss the compromise and settlement of any outstanding claims that the State might have against PCL for its prior billing practices involving the MediCal program for clinical laboratory services during the period from January 1, 1992, to July 18, 1997. On or about August 28, 1997, PCL and the State reached a final agreement to settle such claims (the "State Agreement"). The State Agreement disposed of the claims on substantially the following terms:

         1. PCL paid the State the sum of $100,000 22 days after the Court issued its order approving the Settlement Agreement (October 11). All of the terms of the Corporate Integrity Agreement executed by PCL and the United States Government are incorporated by reference to the Company's Current Report Form 8-K filed October 20, 1997 and all of the terms therein are made applicable to the Settlement Agreement with the state;

         2. The State released PCL and J. Marvin Feigenbaum from any civil or administrative monetary claim or cause of action that the California Department of Health Services has or may have, and from any action seeking exclusion from the MediCal program with regard to the provision of and reimbursement for laboratory services under the MediCal program;

         3. The State released PCL and J. Marvin Feigenbaum from any criminal liability for any conduct covered by the State Agreement;

         4. PCL will cooperate in any further investigation of individuals and entities not released by the State in the State Agreement.

         On September 19, 1997, the Court granted the Debtors' motion to approve the Federal and State Agreements. The Court's order became final on September 30, 1997. Pursuant to the Plan, prior to the Effective Date, all of the Debtors were merged with and into PCL. On October 3, 1997, all conditions to the Effective Date set forth in the Plan were satisfied and the Effective Date occurred.

C.       Disposition

         On February 26, 1997, the Company completed the sale of its ownership interest in MSI to Physicians Clinical Laboratory, Inc. ("PCL") (see Note B). The Company sold its interests in MSI to PCL for approximately $7,643,000. The Company received approximately $2,643,000 in cash and a secured promissory note of PCL in the principal amount of $5,000,000. The note was secured by all the assets of PCL, but was subordinate to certain other claims and administrative expenses. The Company used approximately $2,013,000 of the sale proceeds to repay the principal and interest on the $2,000,000 loan which the Company had incurred to acquire MSI. In the event the PCL Plan (see Note B) was consummated, which plan provided that the Company was to become the owner of 52.6% of the outstanding capital stock of PCL, the note was to be forgiven. On October 3, 1997, all conditions to the Effective Date set forth in the Plan were satisfied and the Effective Date occurred.

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



                                                For the nine months ended
                                              September 30      September 30
                                                   1997             1996
                                               ----------------------------
Revenues:
    Assay sales, net                           $    70,109      $    74,508
    Medical billing services revenues              392,666               --
    Contract revenue                                 5,540               --
                                               ----------------------------
Total revenues, net                                468,315           74,508

Operating costs:
    Laboratory  expenses                           126,492          145,601
    Medical billing services expenses              366,768               --
    Deferred acquisition costs charged off              --          218,914
    Sales, general and administrative            1,520,244        2,308,001
    Research and development                        48,940           66,377
                                               ----------------------------
Total operating costs                            2,062,444        2,738,893
                                               ----------------------------

Operating loss                                  (1,594,129)      (2,664,385)

Other income (expense):
    Investment and interest income                  25,317          129,347
    Interest expense                              (539,046)         (22,571)
                                               ----------------------------
Total other income (expense)                      (513,729)         106,776
                                               ----------------------------
Net loss                                       $(2,107,858)     $(2,557,609)
                                               ============================



D.       Debt

         On January 23, 1997, the Company obtained a new loan from a private lender in the principal amount of $2,000,000, which funds were used to repay the outstanding balance of a $2,500,000 loan obtained on December 2, 1996, obtained to repay Austin Financial Services, Inc. under the MSI plan. The new loan was secured by a pledge of the Company's stock ownership in MSI, as well as the Company's investment in Senior Debt of PCL. In conjunction with the issuance of this note payable, the lenders were issued warrants to purchase 100,000 shares of common stock at an exercise price of $11.50 per share. In connection with this transaction, the Company recorded a $494,000 interest charge representing the fair value of warrants issued in the quarter ended March 31, 1997. On February 26, 1997, in connection with the sale of MSI to PCL, the Company repaid the new loan (see Note C).

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

F.       Legal Claims

         The Company had heretofore filed, and withdrew, a registration statement relating to the shares of its Common Stock to be issued upon conversion of the Company's 14,000 shares of Series A Convertible Preferred Stock ("Preferred Stock"). At the time of such filing, the Company believed that it had not received valid written demand by a majority of the holders of the Preferred Stock to require it to proceed with such registration statement. The Company further believes that, at the time such registration statement was withdrawn, it did not receive a written demand by the holders of a majority of Preferred Stock to file a registration statement. Subsequently, the Company did file a Registration Statement relating to the shares of its Common Stock to be issued upon conversion of the Company's 14,000 shares of Preferred Stock with the Securities and Exchange Commission on July 21, 1997.

         Several Preferred Shareholders have indicated that they intend to commence an action against the Company arising out of the failure of the Company to cause the conversion shares to be registered prior to July 21, 1997, seeking unspecified damages and/or seeking to rescind their purchase of the Preferred Stock. The Company believes that, if any such action is commenced against it, it has good and meritorious defenses. In the event any such action is brought against the Company, and the Company does not prevail thereon, and is found to be responsible for the damages or losses, such circumstances would have a material adverse effect upon the Company's consolidated results of operations and financial position. The Company filed a Registration Statement relating to the shares of its Common Stock to be issued upon conversion the Company's 14,000 shares of Preferred Stock with the Securities and Exchange Commission on July 21, 1997, which was declared effective on July 23, 1997.
The filing of such registration statement may not, however, resolve the dispute to the satisfaction of the Preferred Shareholders, and no assurance may be given that the Preferred Shareholders may not thereafter commence an action against the Company.

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

G.       Reduction in Exercise Price of Warrants

         On April 29, 1997, Nu-Tech Bio-Med, Inc. (the "Company") reduced the exercise price of 1,076,979 warrants (the "Warrants") and 15,856 options (the "Options"), respectively, to $1.76 per share, which price was equal to 75% of the average closing price for the Company's common stock for the ten (10) days prior to such reduction. Such reduction was effected for a 45 day period through June 13, 1997. As of June 13, 1997, the Company received an aggregate of approximately $619,000 as a result of the exercise of 351,728 warrants.

H.       Conversion of Series A Convertible Preferred Stock

         Through August 1, 1997, an aggregate of 7,854,612 shares of Common Stock had been issued upon conversion of 7,175 shares of Series A Convertible
Preferred Stock (the "Preferred Stock").   Based upon an assumed prevailing
conversion price of $.421875 per share as of August 1, 1997, the Company would have been obligated to issue up to an additional 16,591,865 shares of Common Stock. At August 1, 1997, the Company was authorized to issue 12,000,000 shares of Common Stock. $.01 par value. As of August 1, 1997, the Company had 10,653,709 shares of its Common Stock issued and outstanding (including 7,854,612 shares of Common Stock previously issued upon conversion of 7,175 shares of Preferred Stock). Consequently, the Company did not have a sufficient number of unreserved shares of Common Stock to accommodate any additional conversions of the Preferred Stock and suspended the acceptance of future conversions while seeking stockholder approval for an Amendment to the Company's Amended and Restated Certificate of Incorporation to effect an increase in the Company's capital stock.

         As of October 15, 1997, a majority of the stockholders of the Company as of August 8, 1997, have approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the total number of shares of all classes of capital stock which the Company may issue to 52,000,000 shares; such increase has been effected by increasing the number of shares of Common Stock from 12,000,000 shares to 50,000,000 shares and by increasing the number of shares of Preferred Stock from 1,000,000 shares to 2,000,000 shares. This proposal was made via a consent solicitation proxy statement on behalf of the Company's Board of Directors. The amendment was declared effective by the Secretary of the State of Delaware on October 21, 1997. By reason of such amendment, the Company resumed accepting conversions of the Preferred Stock on October 23, 1997. Through November 18, 1997, an aggregate of 30,381,566 shares of Common Stock were issued upon conversion of 9,597 shares of Preferred Stock. Based upon an assumed prevailing conversion price of $.103125 per share as of November 18, 1997, the Company would be obligated to issue up to an additional 42,695,758 shares of Common Stock.

I.       Subsequent Events

         1. Acquisition of Majority Interest of Physicians Clinical Laboratory, Inc.

         The Company had acquired certain debt securities of Physicians Clinical Laboratory, Inc., a Delaware corporation ("PCL"), which is a full-service clinical laboratory capable of providing a comprehensive battery of testing services. PCL and its subsidiaries, Quantum Clinical Laboratories, Inc., Regional Reference Laboratory Governing Corporation, Diagnostic Laboratories, Inc., and California Regional Reference Laboratory (collectively with PCL, the "Debtors") had been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code since November 8, 1996.

         Nu-Tech had reached an agreement (the "PCL Plan") with the holders of the Senior Debt, Subordinated Debt and the management of PCL whereby Nu-Tech would acquire a 52.6% interest in PCL. The terms of the agreement provided that PCL would file a plan to effectuate the agreement. As required by the aforementioned agreement, the Company purchased approximately $13,300,000 of Senior Debt for $10,000,000 on November 7, 1996. In accordance with the PCL Plan, certain holders of Senior Debt contributed $10,000,000 in debtor-in-possession ("DIP") financing to PCL, which under the terms of the reorganization, would be forgiven.

         The PCL Plan also required that the Company purchase an additional 17% of capital stock of PCL for $5,000,000 upon the approval of the PCL Plan. Pursuant to the PCL Plan, the debt purchased by Nu-Tech would be converted into 35.6% of the common stock of PCL, which together with the 17% purchased for $5,000,000, would result in Nu-Tech owning 52.6% of the outstanding common stock of PCL. The PCL Plan was confirmed by the United States Bankruptcy Court, Central District of California (Case No. SV96-23185-GM) on April 23, 1997. The PCL Plan as confirmed required that certain conditions be satisfied
or waived by July 22, 1997.    On February 26, 1997, the Company completed the
sale of its ownership interest in Medical Science Institute, Inc. ("MSI") and received, among other things, a $5,000,000 secured note receivable which was used to satisfy its remaining $5,000,000 commitment to PCL (see Note C). The Company recognized a deferred gain upon the sale of MSI to PCL, which was offset against the $5,000,000 promissory note to reach the net amount of $3,862,725.

         On September 19, 1997, the Court granted the Debtors' motion to approve the Federal and State Agreements (see Note B). The Court's order became final on September 30, 1997. Pursuant to the Plan, prior to the Effective Date, all of the Debtors were merged with and into PCL. On October 3, 1997, all conditions to the Effective Date that were set forth in the Plan were satisfied, the Effective Date occurred.

         2. Amendment to the Company's Amended and Restated Certificate of Incorporation

         As of October 15, 1997, a majority of the stockholders of the Company as of August 8, 1997, have approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the total number of shares of all classes of capital stock which the Company may issue to 52,000,000 shares; such increase has been effected by increasing the number of shares of Common Stock from 12,000,000 shares to 50,000,000 shares and by increasing the number of shares of Series A Convertible Preferred Stock ("Preferred Stock") from 1,000,000 shares to 2,000,000 shares. This proposal was made via a consent solicitation proxy statement on behalf of the Company's Board of Directors.

         The amendment was declared effective by the Secretary of the State of Delaware on October 21, 1997. By reason of such amendment, the Company resumed accepting conversions of the Preferred Stock (see Note H) on October 23, 1997. Through November 18, 1997, an aggregate of 30,381,566 shares of Common Stock were issued upon conversion of 9,597 shares of Preferred Stock. Based upon an assumed prevailing conversion price of $.103125 per share as of November 13, 1997, the Company would be obligated to issue up to an additional 42,695,758 shares of Common Stock.

         3. Suspension of Analytical Biosystems Corporation's Laboratory Operations

         ABC has temporarily suspended the marketing of its Fluorescent Cytoprint Assay ("FCA"), which is a specialized clinical laboratory assay used in assisting in the selection of chemotherapeutic drugs most likely to be effective in treating a cancer patient's solid mass tumor. With the suspension of current direct marketing efforts of the FCA, the Company and ABC intend to investigate the feasibility of resuming such marketing efforts through an alliance or joint venture whereby the FCA would be marketed and sold through an entity having national sales capability, and the assay performed by either ABC or an entity to whom technology has been licensed by ABC. At the present time, the Company has not entered into any discussions with any entity relating to the marketing and sale of the FCA or the licensing of ABC's FCA technology, and no assurance may be given that the Company will be able to market and sell its FCA through alternate means. ABC has ceased processing specimens for assay and has suspended its laboratory operations in Rhode Island.

         4.  Resignations of Directors

         Effective November 20, 1997, Leonard Green and Edmond Charrette separately submitted resignations to the Company as a Director of the Company. Such resignations of Mr. Green and Dr. Charrette as directors of the Company were not occasioned by reason of any disagreement with the Company relating to the Company's operations, policies or practices. As of the date hereof, the Board of Directors of the Company has not determined to fill such vacancies.

Safe Harbor Statement

         Certain statements in this Form 10-QSB, including information set forth under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Nu-Tech Bio-Med, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward-looking statement. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with recently consummated acquisitions (including Physicians Clinical Laboratory, Inc., ("PCL") and indirectly Medical Science Institute, Inc. ("MSI"), dependence on reimbursement by third party payers, uncertainty of eligibility for Medicare/Medicaid reimbursement, need for additional capital, certain patent and technology considerations, health care reform, competition and technological changes, limited facilities, governmental regulations, dependence upon key personnel, professional and product liability, the ability of the Company and/or PCL to obtain additional debt or equity financing to fund ongoing operations of PCL and indirectly MSI and other risks detailed in the Company's Securities and Exchange Commission filings, including its Annual Report on Form 10-KSB for the year ended December 31, 1996, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein. In addition the report of the Company's independent auditors on the consolidated financial statements of the Company for the year ended December 31, 1996, contains an explanatory paragraph that there are certain conditions that raise substantial doubt about the ability to continue as a going concern. The Company to date has been materially dependent upon the efforts of its President and Chief Executive Officer, Mr. J. Marvin Feigenbaum. The loss of Mr. Feigenbaum's services may have a materially adverse effect upon the business or operations of the Company.



















                      This space intentionally left blank.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          PRELIMINARY NOTES TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.  ACQUISITION AND DISPOSITION OF MEDICAL SCIENCE INSTITUTE, INC.

         On November 18, 1996, Nu-Tech Bio-Med, Inc. (the "Company") acquired all of the capital stock of Medical Science Institute, Inc. ("MSI") with the intent to ultimately sell MSI to Physicians Clinical Laboratory, Inc. ("PCL"). The Company had acquired MSI upon approval by the United States Bankruptcy Court of the Central District of California (the "Court") (Case No. LA 95-37790
TD) of the First Amended Plan of Reorganization (the "MSI Plan") of Medical Science Institute, Inc. MSI is engaged in the medical laboratory business primarily in the State of California and had been operating under Chapter 11 of the U.S. Bankruptcy Code since October 26, 1995. MSI provides clinical laboratory testing services, including testing of human tissue and fluid specimens to physicians, managed-care organizations, hospitals and other health care providers. MSI is a California corporation with its principal executive offices located in Burbank, California.

         Pursuant to the MSI Plan, the holders of all of the MSI capital stock (including any and all options, warrants and other convertible securities) received 134,228 shares of Common Stock of the Company with an aggregate value of $2,000,000. The number of shares of Common Stock to be issued under the MSI Plan was based upon the average closing price of a share of Common Stock for the 15 day period preceding November 18, 1996. The recipient of the Company's Common Stock is entitled to "piggyback" registration rights with respect to such shares. The sole holder of all capital stock of MSI was Fausto Mendez, Jr., the former President of MSI. Mr. Mendez had the option to receive $275,000 in cash with a concurrent reduction in the number of shares of the Company's Common Stock, which he chose to exercise on April 30, 1997.

         In addition, the Company agreed to make certain other payments to creditors and assume certain obligations under the MSI Plan. These payments included: (i) approximately $750,000 to pay administrative claims of professionals, (ii) an additional $425,000 for professional administrative claims payable over 12 months, (iii) approximately $572,000 payable for federal and state payroll taxes, (iv) approximately $2,500,000 to Austin Financial Services, Inc., a secured creditor of MSI, (v) trade payables in the amount of approximately $738,000, (vi) $75,000 payable to the federal government in satisfaction of certain claims, and (viii) $750,000 payable to general unsecured creditors. At the hearing confirming the MSI Plan held on November 18, 1996, the Company tendered $2,250,000 to the Court with respect to such payments.

         With respect to the sums payable under the Plan to Austin Financial Services, Inc., the Company obtained a loan in the principal amount of $2,500,000 from a third party lender on December 2, 1996. The loan bore interest at 15% per annum. All principal and interest on the loan was payable on January 31, 1997. On January 23, 1997, the Company obtained a new loan in the principal amount of $2,000,000 from a private lender, the proceeds of which were used to repay the $2,500,000 loan. The new loan bore interest at 7.5% per annum and was due and payable 60 days from the date of the loan. The lender also received five year common stock purchase warrants to purchase 100,000 shares of common stock at $11.50 per share. On February 24, 1997, the new loan for $2,000,000 was repaid. In connection with this transaction, the Company recorded a $494,000 interest charge representing the fair value of warrants issued in the quarter ended March 31, 1997.

         On February 26, 1997, the Company completed the sale of its ownership interest in Medical Science Institute, Inc. ("MSI") to Physicians Clinical Laboratory, Inc., ("PCL"). PCL was operating as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code (United States Bankruptcy Court, Central District of California, Case No. SV96-23185-GM). The Company sold its interests in MSI to PCL for its costs and certain expenses of the acquisition aggregating approximately $7,643,000. The Company received approximately $2,643,000 in cash and a secured promissory note of PCL in the principal amount of $5,000,000. The note was secured by all of the assets of PCL, but was subordinate to certain other claims and administrative expenses. The Company used approximately $2,013,000 of the sale proceeds to repay the principal and interest on the $2,000,000 loan which the Company had incurred to acquire MSI. In the event the PCL Plan (see Note B) was consummated, which plan provided that the Company was to become the owner of 52.6% of the outstanding capital stock of PCL, the note (including all principal and interest) was to be forgiven. On October 3, 1997, all conditions to the Effective Date set forth in the Plan were satisfied and the Effective Date occurred.

         As a result of the above transactions, during the first quarter of 1997, the Company owned MSI for the 57 day period beginning January 1, 1997 and ending February 26, 1997. Therefore, Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the three and nine months ended September 30, 1997, and September 30, 1996, is presented on the basis of the Company's temporary ownership of MSI.

2.  ACQUISITION OF MAJORITY INTEREST IN PHYSICIANS CLINICAL LABORATORY

         The Company had acquired certain debt securities of Physicians Clinical Laboratory, Inc., a Delaware corporation ("PCL"), which is a full-service clinical laboratory capable of providing a comprehensive battery of testing services. PCL and its subsidiaries, Quantum Clinical Laboratories, Inc., Regional Reference Laboratory Governing Corporation, Diagnostic Laboratories, Inc., and California Regional Reference Laboratory (collectively with PCL, the "Debtors") had been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code from November 8, 1996 until October 3, 1997. PCL did file its Form 10-K for its most recent fiscal year, which ended February 28, 1997, as well as its quarterly reports on Form 10-Q for the quarters ended May 31, 1997, and August 30, 1997.

         Nu-Tech had reached an agreement (the "PCL Plan") with the holders of the Senior Debt, Subordinated Debt and the management of PCL whereby Nu-Tech would acquire a 52.6% interest in PCL. The terms of the agreement provided that PCL would file a plan to effectuate the agreement. As required by the aforementioned agreement, the Company purchased approximately $13,300,000 of Senior Debt for $10,000,000 on November 7, 1996. In accordance with the PCL Plan, certain holders of Senior Debt contributed $10,000,000 in debtor-in-possession ("DIP") financing to PCL, which under the terms of the reorganization, would be forgiven.

         The PCL Plan also required that the Company purchase an additional 17% of capital stock of PCL for $5,000,000 upon the approval of the PCL Plan. Pursuant to the PCL Plan, the debt purchased by Nu-Tech would be converted into 35.6% of the common stock of PCL, which together with the 17% purchased for $5,000,000, would result in Nu-Tech owning 52.6% of the outstanding common stock of PCL. The PCL Plan was confirmed by the United States Bankruptcy Court, Central District of California (Case No. SV96-23185-GM) on April 23, 1997. The PCL Plan as confirmed required that certain conditions be satisfied or waived by July 22, 1997.

         On February 26, 1997, the Company completed the sale of its ownership interest in MSI (see Note C) and received, among other things, a $5,000,000 secured note receivable which was used to satisfy its remaining $5,000,000 commitment to PCL. The Company recognized a deferred gain upon the sale of MSI to PCL, which was offset against the $5,000,000 promissory note to reach the net amount of $3,862,725.

         In April and June of 1997, PCL received separate subpoenas to furnish certain documents to the United States Department of Defense ("DOD") and the United States Department of Health and Human Services with respect to the Company's Civilian Health and Medical Program of Uniformed Services billing practices. PCL had been advised that its billing practices were the subject of these investigations. Due to PCL's continued cooperation and negotiations with these government agencies, on July 24, 1997, the Bankruptcy Court, on stipulation of PCL, the Company and the creditors of PCL, extended the date that certain conditions be satisfied or waived pursuant to the PCL Plan for 60 days to September 19, 1997, (from July 22, 1997), and stated that the terms and conditions of the PCL Plan shall continue in full force and effect.

         On or about July 18, 1997, PCL and the United States reached an agreement in principle to settle such billing practices claims (see Note B). Subsequent to reaching an agreement in principle with the United States, PCL approached representatives of the State of California (the "State") to discuss the compromise and settlement of any outstanding claims that the State might have against PCL for its prior billing practices involving the MediCal program for clinical laboratory services during the period from January 1, 1992, to July 18, 1997. On or about August 28, 1997, PCL and the State reached a final agreement to settle such claims (the "State Agreement") (see Note B).

         On September 19, 1997, the Court granted the Debtors' motion to approve the Federal and State Agreements. The Court's order became final on September 30, 1997. Pursuant to the Plan, prior to the Effective Date, all of the Debtors were merged with and into PCL. On October 3, 1997, all conditions to the Effective Date set forth in the Plan were satisfied and the Effective Date occurred after the third quarter ended. Therefore, the Management's Discussion and

Analysis of Financial Condition and Results of Operations relating to the three and nine months ended September 30, 1997, and September 30, 1996, do not include the Company's 52.6% majority ownership of Physicians Clinical Laboratory, Inc.

3.  SUSPENSION OF ANALYTICAL BIOSYSTEMS CORPORATION'S LABORATORY OPERATIONS

         As of November 3, 1997, ABC has temporarily suspended the marketing of its Fluorescent Cytoprint Assay ("FCA"), which is a specialized clinical laboratory assay used in assisting in the selection of chemotherapeutic drugs most likely to be effective in treating a cancer patient's solid mass tumor. With the suspension of current direct marketing efforts of the FCA, the Company and ABC intend to investigate the feasibility of resuming such marketing efforts through an alliance or joint venture whereby the FCA would be marketed and sold through an entity having national sales capability, and the assay performed by either ABC or an entity to whom technology has been licensed by ABC. At the present time, the Company has not entered into any discussions with any entity relating to the marketing and sale of the FCA or the licensing of ABC's FCA technology, and no assurance may be given that the Company will be able to market and sell its FCA through alternate means. ABC has ceased processing specimens for assay and has suspended its laboratory operations in Rhode Island. However, given the closing occurred after the third quarter ended, Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the three and nine months ended September 30, 1997, and September 30, 1996, do include the operations of ABC through September 30, 1997.

Three months ended September 30, 1997, compared with three months ended September 30, 1996

         Results of Operations

         Total revenues for the three months ended September 30, 1997, were $145,985 compared to $26,455 for the three months ended September 30, 1996. The increase in total revenues is primarily due to medical billing services revenue of approximately $148,000 generated by the acquisition of NTBM during the last quarter of 1996.

         Assay sales, net of billing adjustments, from the processing of ABC's assay, the Fluorescent Cytoprint Assay, were $(2,140) and $26,455 for the three months ended September 30, 1997 and 1996, respectively. The decrease is due to an excess of billing adjustments over gross revenues. The amount of billing adjustments relating to assay sales during the three months ended September 30, 1997 and 1996, were approximately $44,000 and $13,000, respectively.

         There were no laboratory revenues reported for the three months ended September 30, 1997 due to the sale of the Company's ownership interest in MSI to Physicians Clinical Laboratory, Inc., ("PCL") on February 26, 1997.

         Medical billing services revenues were $148,125 for the three months ended September 30, 1997, generated by the acquisition of NTBM during the last quarter of 1996.

         Total operating costs for the three months ended September 30, 1997, were $692,657 compared to $1,061,866 for the three months ended September 30, 1996. The decrease of $369,209 is primarily due to decreases in sales, general and administrative expenses of approximately $258,000 and deferred acquisition costs charged off of approximately $219,000, offset by the inclusion of medical billing services expenses of approximately $128,000 generated by the acquisition of NTBM during the last quarter of 1996. The decrease in sales, general and administrative expenses is primarily due to decreases in compensation expense of approximately $402,000 and consultants expense of approximately $79,000, offset by increases in professional fees of approximately $155,000 and corporate filing expenses of approximately $57,000. During the three months ended September 30, 1996, the Company incurred a one-time non-recurring charge associated with the severance package of a former officer of the Company and compensation expenses related to the 1995 grant of 100,000 restricted common stock shares granted to an executive officer. In 1996, the Company exchanged 95,000 unrestricted common stock shares which were remaining under the 1995 grant of restricted common shares for 300,000 warrants. The deferred acquisition costs charged off for the three months ended September 30, 1996, were expenses incurred as a result of management's due diligence review of the business and operations of potential acquisitions which management has determined not to pursue and has terminated further negotiations. No deferred acquisition costs were charged off for the three months ended September 30, 1997.

         Laboratory expenses for the three months ended September 30, 1997, were $36,249 compared to $53,366 for the three months ended September 30, 1996. The decrease of $17,117 is primarily due to reductions in laboratory personnel costs.

         Medical billing services expenses were $128,368 for the three months ended September 30, 1997, as a result of the acquisition of NTBM during the last quarter of 1996.

         The Company reported $218,914 of deferred acquisition costs charged off for the three months ended September 30, 1996, for expenses incurred as a result of management's due diligence review of the business and operations of potential acquisitions which management has determined not to pursue and has terminated further negotiations. No deferred acquisition costs were charged off for the three months ended September 30, 1997.

         Selling, general and administrative expenses for the three months ended September 30, 1997, were $511,997 compared to $769,913 for the three months ended September 30, 1996. The decrease of $257,916 is primarily due to decreases in compensation expense of approximately $402,000 and consultants expense of approximately $79,000, offset by increases in professional fees of approximately $155,000 and corporate filing expenses of approximately $57,000. During the three months ended September 30, 1996, the Company incurred a one-time non-recurring charge associated with the severance package of a former officer of the Company and compensation expenses related to the 1995 grant of 100,000 restricted common stock shares granted to an executive officer. In 1996, the Company exchanged 95,000 unrestricted common stock shares which were remaining under the 1995 grant of restricted common shares for 300,000 warrants.

         Research and development expenses for the three months ended September 30, 1997, were $16,043 compared to $19,673 for the three months ended September 30, 1996.

         Operating loss for the three months ended September 30, 1997, was $546,672 compared to $1,035,411 for the three months ended September 30, 1996. The decrease of $488,739 is primarily due to decreases in sales, general and administrative expenses of approximately $258,000 and deferred acquisition costs charged off of approximately $219,000, as well as the inclusion of medical billing services operating income of approximately $20,000 generated by the acquisition of NTBM during the last quarter of 1996.

         Investment and interest income for the three months ended September 30, 1997, was $6,337 compared to $49,774 for the three months ended September 30, 1996. The decrease of $43,437 is primarily due to a decrease in cash and cash equivalents upon which interest is earned.

         Interest expense for the three months ended September 30, 1997, was $2,543 compared to $7,091 for the three months ended September 30, 1996. This decrease of $4,548 is due to the reduction of principal outstanding for loans from the State of Rhode Island's Small Business Loan Fund Corporation.

         Net loss for the three months ended September 30, 1997, was $542,878 as compared to $992,728 for the nine months ended September 30, 1996. The decrease of $449,850 is primarily due to a decrease in operating loss of approximately $489,000, offset by a decrease in investment and interest income of approximately $43,000.

         Net loss per share of Common Stock for the three months ended September 30, 1997, was $.06 compared to $.50 for the three months ended September 30, 1996. The decrease of $.44 is primarily due to an increase in weighted average common shares outstanding as well as a decrease in net loss of approximately $450,000. Weighted average common shares outstanding were 9,099,157 and 1,982,174 for the three months ended September 30, 1997, and 1996, respectively.

Nine months ended September 30, 1997, compared with nine months ended September 30, 1996

         Results of Operations

         Total revenues for the nine months ended September 30, 1997, were $2,266,676 compared to $74,508 for the nine months ended September 30, 1996. The increase in total revenues is primarily due to the inclusion of Medical Science Institute, Inc.'s ("MSI") total revenues for the 57 day period beginning January 1, 1997 and ending February 26, 1997. Without the inclusion of MSI's transactions, total revenues for the nine months ended September 30, 1997, would have been $468,315 as compared to $74,508 for the nine months ended September 30, 1996. The increase of $393,807 is primarily due to revenues of $392,666 generated by the acquisition of NTBM Billing Services, Inc. ("NTBM") during the last quarter of 1996.

         Assay sales, net of billing adjustments, from the processing of Analytical Biosystems Corporation's assay, the Fluorescent Cytoprint Assay, were $70,109 and $74,508 for the nine months ended September 30, 1997, and 1996, respectively. The amount of billing adjustments relating to assay sales during the nine months ended September 30, 1997, and 1996, were approximately $52,000 and $16,000, respectively.

         Laboratory revenues, net of billing adjustments, were $1,798,361 for the 57 day period beginning January 1, 1997, and ending February 26, 1997, generated by the temporary ownership of MSI.

         Medical billing services revenues were $392,666 for the nine months ended September 30, 1997, generated by the acquisition of NTBM during the last quarter of 1996.

         Total operating costs for the nine months ended September 30, 1997, were $4,154,889 compared to $2,738,893 for the nine months ended September 30, 1996. The increase in total operating costs includes MSI's total operating costs for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $2,092,447. Without the inclusion of MSI's transactions, total operating costs for the nine months ended September 30, 1997, would have been $2,062,444 as compared to $2,738,893 for the nine months ended September 30, 1996. The decrease of $676,449 is primarily due to decreases in selling, general and administrative expenses of approximately $788,000 and deferred acquisition costs charged off of approximately $219,000, offset by medical billing services expenses of approximately $367,000.

         Laboratory expenses for the nine months ended September 30, 1997, were $1,500,914 compared to $145,601 for the nine months ended September 30, 1996. The increase in laboratory expenses is primarily due to the inclusion of MSI's laboratory expenses for the 57 day period beginning January 1, 1997, and ending February 26, 1997. Without the inclusion of MSI's transactions, laboratory expenses for the nine months ended September 30, 1997, would have been $126,492 as compared to $145,601 for the nine months ended September 30, 1996. The decrease of $19,109 is primarily due to reductions in laboratory personnel costs.

         Medical billing services expenses were $366,768 for the nine months ended September 30, 1997, as a result of the acquisition of NTBM during the last quarter of 1996.

         Selling, general and administrative expenses for the nine months ended September 30, 1997, were $2,238,263 compared to $2,308,001 for the nine months ended September 30, 1996. The increase is primarily due to the inclusion of MSI's selling, general and administrative expenses of $718,025 for the 57 day period beginning January 1, 1997, and ending February 26, 1997, offset by a decrease in non-MSI's selling, general and administrative expenses. Without the inclusion of MSI transactions, selling, general and administrative expenses for the nine months ended September 30, 1997, would have been $1,520,244 as compared to $2,308,001 for the nine months ended September 30, 1996. The decrease of $787,757 is primarily due decreases in compensation expense of approximately $1,260,000 and consultants expense of $149,000, offset by an increase in professional fees of approximately $386,000, franchise taxes of approximately $33,000 and corporate filing expenses of approximately $115,000. During the nine months ended September 30, 1996, the Company incurred a one-time non-recurring charge associated with the severance package of a form officer of the Company and compensation expenses related to the 1995 grant of 100,000 restricted common stock shares granted to an executive officer. In 1996, the Company exchanged 95,000 unrestricted common stock shares which were remaining under the 1995 grant of restricted common shares for 300,000 warrants.

         Research and development expenses for the nine months ended September 30, 1997, were $48,940 compared to $66,377 for the nine months ended September 30, 1996.

         Operating loss for the nine months ended September 30, 1997, was $1,888,213 compared to $2,664,385 for the nine months ended September 30, 1996. The decrease in operating loss includes MSI's operating loss for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $294,084. Without the inclusion of MSI's transactions, operating loss for the nine months ended September 30, 1997, and 1996, would have been $1,594,129 and $2,664,385, respectively. The decrease of $1,070,256 is primarily due to decreases in selling, general and administrative expenses of approximately $788,000 and deferred acquisition costs charged off of approximately $219,000, as well as the inclusion of medical billing services operating income of approximately $26,000.

         Investment and interest income for the nine months ended September 30, 1997, was $25,317 compared to $129,347 for the nine months ended September 30, 1996. The decrease of $104,030 is primarily due to a decrease in cash and cash equivalents upon which interest is earned.

         Interest expense for the nine months ended September 30, 1997, was $535,783 compared to $22,571 for the nine months ended September 30, 1996. The increase of $513,212 is primarily due to the interest recorded for the fair value of warrants issued in connection with debt and interest related to a loan in the principal amount of $2,000,000 obtained by the Company to repay the outstanding balance on a loan in the principal amount of $2,500,000. In conjunction with the issuance of the $2,000,000 note payable, the lenders were issued warrants to purchase 100,000 shares of common stock at an exercise price of $11.50 per share.

         Net loss for the nine months ended September 30, 1997, was $2,398,679 as compared to $2,557,609 for the nine months ended September 30, 1996. The decrease in net loss includes MSI's operating loss for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $290,823. Without the inclusion of MSI's transactions, net loss for the nine months ended September 30, 1997 and 1996, would have been $2,107,858 and $2,557,609, respectively. The decrease of $449,751 is primarily due to a decrease in operating loss of approximately $1,070,000, offset by an increase in interest expense of approximately $516,000 and a decrease in investment and interest income of approximately $104,000.

         Net loss per share of Common Stock for the nine months ended September 30, 1997, was $.47 compared to $1.37 for the nine months ended September 30, 1996. This decrease is primarily due to an increase in weighted average common shares outstanding. Weighted average shares were 5,126,074 and 1,868,247 for the nine months ended September 30, 1997, and 1996, respectively.

Liquidity and Capital Resources

         The Company had approximately $346,923 in cash and cash equivalents at September 30, 1997.

         Total current assets at September 30, 1997, and December 31, 1996, were $684,050 and $3,743,997, respectively. This decrease of $3,059,947 is primarily due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheet at December 31, 1996, total current assets would have been $684,050 and $1,636,811 at September 30, 1997, and December 31, 1996, respectively. This decrease of $952,761 is primarily due to the utilization of cash during the period to support operating activities and the payment and reduction of current liabilities, offset by an increase in cash of approximately $619,000 as a result of the exercise of 351,728 warrants during the second quarter of 1997.

         Accounts receivable, net of allowances for doubtful accounts, at September 30, 1997, and December 31, 1996, were $88,044 and $1,751,230, respectively. This decrease of $1,663,186 is primarily due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheet at December 31, 1996, accounts receivable, net of allowances for doubtful accounts, would have been $88,044 and $76,846 at September 30, 1997, and December 31, 1996, respectively.

         Inventory at September 30, 1997, and December 31, 1996, was $11,985 and $219,428, respectively. This decrease of $207,443 is primarily due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheet at December 31, 1996, inventory would have been $11,985 and $10,255 at September 30, 1997, and December 31, 1996, respectively.

         Net investment in senior debt of Physicians Clinical Laboratory, Inc., ("PCL") at September 30, 1997, and December 31, 1996, was $13,287,164 and $9,424,439, respectively. This increase of $3,862,725 is the net amount resulting from the sale of MSI to PCL. Upon the sale of MSI to PCL, a $5,000,000 promissory note was issued by PCL to the Company, which obligation was satisfied upon the effective date of the PCL Plan (see Note B). Additionally, the Company recognized a deferred gain upon the sale of MSI to PCL, which was offset against the $5,000,000 promissory note to reach the net amount of $3,862,725.

         A note receivable of $100,000 was outstanding at September 30, 1997. On February 10, 1997, a $100,000 loan was issued to the former sole stockholder and president of MSI, as part of the employment agreement between the Company and the stockholder. The loan is secured by the shares of Common Stock issued to the stockholder under the MSI Plan.

         Equipment and leasehold improvements, net of accumulated depreciation and amortization, at September 30, 1997, and December 31, 1996, were $316,898 and $1,766,842, respectively. This decrease of $1,449,944 is primarily due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheet at December 31, 1996, equipment and leasehold improvements, net of accumulated depreciation and amortization, would have been $316,898 and $379,697 at September 30, 1997, and December 31, 1996, respectively.

         Goodwill, net of accumulated amortization, at September 30, 1997, and December 31, 1996, was $683,222 and $6,352,860, respectively. This decrease of $5,669,638 is primarily due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheet at December 31, 1996, goodwill, net of accumulated amortization, would have been $683,222 and $739,913 at September 30, 1997, and December 31, 1996, respectively.

         Total assets at September 30, 1997, and December 31, 1996, were $16,175,017 and $22,405,766, respectively. The decrease of $6,230,749 is, in part, due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheet at December 31, 1996, total assets would have been $16,175,017 and $18,841,295 at September 30, 1997, and December 31, 1996, respectively.

         Current liabilities at September 30, 1997, and December 31, 1996, were $954,214 and $5,410,663, respectively. The decrease of $4,456,449 is, in part, due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheets at December 31, 1996, current liabilities would have been $954,214 and $3,130,937 at September 30, 1997, and December 31, 1996, respectively. The decrease of $2,176,723 is primarily due to the repayment of the $2,000,000 loan obtained by the Company to repay the outstanding balance on a loan in the principal amount of $2,500,000.

         Total liabilities at September 30, 1997, and December 31, 1996, were $975,600 and $9,643,819, respectively. The decrease of $8,668,219 is, in part, due to the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997. Without the inclusion of MSI's balance sheet at December 31, 1996, total liabilities would have been $975,600 and $6,682,995 at September 30, 1997, and December 31, 1996, respectively. The decrease of $5,707,395 is primarily due to the issuance of common stock shares which value of $3,422,500 had been recorded in 1996, and the issuance of the shares occurred in the first quarter of 1997, as well as, the repayment of the $2,000,000 loan obtained by the Company to repay the outstanding balance on a loan in the principal amount of $2,500,000.

         Plan of Operations

         The consolidated financial statements of the Company have been prepared on the basis that the Company will continue as a going concern. These conditions have raised substantial doubt about the Company's ability to continue as a going concern. Through September 30, 1997, the Company has expended cash in excess of cash generated from operations and has not achieved sufficient revenues to support future operations. During 1996, the Company generated net cash from financing activities of approximately $16,407,000, which was principally utilized by the Company is connection with the purchase of approximately $13,300,000 of senior secured debt of Physicians Clinical Laboratory, Inc. ("PCL") for $10,000,000 in connection with the acquisition by the Company of a majority interest in PCL; cash payments in connection with its acquisition of Medical Science Institute, Inc. ("MSI"); acquisition costs of Prompt Medical Billing Inc.; and general working capital purposes, including cash used from operations of the Company and its then principal subsidiaries Analytical Biosystems Corporation ("ABC"), NTBM Billing Services, Inc. ("NTBM") and cash used by MSI for a 44 day period of approximately $2,159,000. The Company's remaining cash and cash equivalents at September 30, 1997, and December 31, 1996, were approximately $347,000 and $1,700,000, respectively.
The Company anticipates that it will need cash resources of approximately $200,000 to sustain itself from September 30, 1997, through December 31, 1997. The ability of the Company to obtain additional financing or to achieve an adequate level of sales is dependent upon future events, the outcome of which is presently not determinable. No assurance may be given that the Company's NTBM subsidiary will be able to generate adequate and sufficient revenues from operations to supplement the Company's cash requirements. While the Company will seek to raise additional funds through debt or equity financing, no assurance may be given that the Company will be able to do so or, if that such financing is available, that same will be on terms acceptable to the Company. The Company will seek, during the balance of the calendar year 1997, to decrease its costs of operations and thereby decrease the amount of additional cash resources that it may require. However no assurance may be given that such decreases in costs can be implemented at sufficient levels.

         Effects of Inflation

         The Company does not view the effects of inflation to have a material effect upon its business.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

         Certain statements in this Form 10-QSB, including information set forth under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Nu-Tech Bio-Med, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward-looking statements. Such future results are based upon Management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to risks associated with recently consummated acquisitions (including Physicians Clinical Laboratory, Inc. ("PCL") and indirectly Medical Science Institute, Inc. ("MSI"), dependence on reimbursement by third party payers, uncertainty of eligibility for Medicare/Medicaid reimbursement, need for additional capital, certain patent and technology considerations, health care reform, competition and technological changes, limited facilities, governmental regulations, dependence upon key personnel, professional and product liability, the ability of the Company and/or PCL to obtain additional debt or equity financing to fund ongoing operations of PCL and MSI and other risks detailed in the Company's Securities and Exchange Commission filings, each of which could adversely affect the Company's business and the accuracy of the forward-looking statements contained herein. In addition, the report of the Company's independent auditors on the consolidated financial statements of the Company for the year ended December 31, 1996, in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, contains an explanatory paragraph that there are certain conditions that raise substantial doubt about the ability to continue as a going concern. The Company to date has been materially dependent upon the efforts of its President and Chief Executive Officer, J. Marvin Feigenbaum. The loss of Mr. Feigenbaum's services may have a materially adverse effect upon the business or operations of the Company. Risk factors and investment considerations which may materially affect the Company, impact upon any forward looking statements, and which otherwise should carefully be considered, include the following:

         Suspension of Analytical Biosystems Corporation's Laboratory Operations

         As of November 3, 1997, ABC has temporarily suspended the marketing of its Fluorescent Cytoprint Assay ("FCA"), which is a specialized clinical laboratory assay used in assisting in the selection of chemotherapeutic drugs most likely to be effective in treating a cancer patient's solid mass tumor. With the suspension of current direct marketing efforts of the FCA, the Company and ABC intend to investigate the feasibility of resuming such marketing efforts through an alliance or joint venture whereby the FCA would be marketed and sold through an entity having national sales capability, and the assay performed by either ABC or an entity to whom technology has been licensed by ABC. At the present time, the Company has not entered into any discussions with any entity relating to the marketing and sale of the FCA or the licensing of ABC's FCA technology, and no assurance may be given that the Company will be able to market and sell its FCA through alternate means. ABC has ceased processing specimens for assay and has suspended its laboratory operations in Rhode Island.

         Historical Losses and Accumulated Deficit of Nu-Tech; Going concern Qualification of Independent Auditors Report

         Through the third quarter ended September 30, 1996, the Company was classified as a development-stage company for financial accounting purposes by reason of the fact that it had not generated significant revenues from operations prior to such date. As a result of the acquisition of Prompt Medical, and the ownership, at that time, of MSI, the Company ceased to be classified as a development-stage company as of December 31, 1996. Since 1990, the Company's principal business has been conducted through its wholly-owned subsidiary, ABC. Prior to 1990, the Company, through other subsidiary corporations, had engaged in other unrelated businesses which have been discontinued. Since inception (February 1, 1982) through September 30, 1997, the Company has incurred an accumulated deficit of approximately $24,063,000. For the fiscal years ended December 31, 1996, 1995 and 1994, and the nine months ended September 30, 1997, the Company incurred net losses of approximately $7,788,000, $2,089,000, $1,394,000 and $2,399,000, respectively. The amount of stockholders equity at September 30, 1997 was approximately $15,199,000. The amount of its working capital at September 30, 1997 was approximately ($270,000). It is anticipated that the Company will continue to incur losses until such time, if ever, that NTBM Billing Services, Inc., a wholly-owned subsidiary of the Company ("NTBM"), attain revenues in amounts sufficient to support their respective operations and/or the operations of MSI and PCL can be stabilized and returned to profitability. There can be no assurance that the Company will be able to successfully implement its marketing strategy, generate significant revenues or achieve profitable operations in the future. In addition, the report of the Company's independent auditors on the consolidated financial statements of the Company for the year ended December 31, 1996, in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, contains an explanatory paragraph that there are certain conditions that raise substantial doubt about the ability to continue as a going concern.

         Historical Losses and Accumulated Deficit of PCL; Going Concern Qualification to Independent Auditors Report

         For the Fiscal Years ended February 28 (29), 1995, 1996 and 1997, Physician Clinical Laboratory, Inc. ("PCL") incurred net losses of approximately $5,596,000, $79,184,000 and $98,679,000, respectively. At
February 28, 1997, the last date for which PCL filed reports with the Securities and Exchange Commission, PCL had a retained deficit of approximately $163,257,000, total current liabilities of approximately $152,455,000 and net losses for the year ended February 28, 1997, of approximately $98,679,000. PCL has continued to operate at a loss since February 28, 1997. There can be no assurance that upon consummation of the PCL Plan that it will operate profitably, even though the confirmation of the PCL Plan would result in a decrease of liabilities.

         While in Chapter 11, PCL had available to it $9,800,000 in Debtor-in-Possession financing, and any unused portion of such financing was contributed to working capital. In addition, the report of PCL's independent auditors on the consolidated financial statements of PCL for the year ended February 28, 1997, contains an explanatory paragraph that there are certain conditions that raise substantial doubt about the ability to continue as a going concern.

         Acquisition of Majority Interest in Physicians Clinical Laboratory,
         Inc.

         Physician Clinical Laboratory, Inc. ("PCL") had been operating as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code from November 8, 1996 through October 3, 1997. The Company and PCL had submitted a plan (the "PCL Plan") to the United States Bankruptcy Court to acquire 52.6% majority interest in PCL on November 8, 1996. Additionally, PCL was in default on approximately $80,000,000 in senior secured debt and approximately $40,000,000 in subordinated debt. The Company purchased approximately $13,300,000 of PCL Senior Debt in advance of submission of the PCL Plan to the bankruptcy court. On April 23, 1997, the United States Bankruptcy Court, Central District of California Case No. 5V96-23185-GM, following the approval and entry of findings of fact, conclusions of law and order confirming the second amended plan of reorganization of PCL and its affiliated debtors, entered a final judgment confirming the second amended plan of reorganization of PCL and its affiliated debtors. On or about July 18, 1997, the Bankruptcy Court, on stipulation of PCL, extended the date that certain conditions be satisfied or waived pursuant to the PCL Plan for 60 days, to September 19, 1997.

         In April and June of 1997, PCL received separate subpoenas to furnish certain documents to the United States Department of Defense ("DOD") and the United States Department of Health and Human Services with respect to the Company's Civilian Health and Medical Program of Uniformed Services billing practices. PCL had been advised that its billing practices were the subject of these investigations. Due to PCL's continued cooperation and negotiations with these government agencies, on July 24, 1997, the Bankruptcy Court, on stipulation of PCL, the Company and the creditors of PCL, extended the date that certain conditions be satisfied or waived pursuant to the PCL Plan for 60 days to September 19, 1997 (from July 22, 1997), and stated that the terms and conditions of the PCL Plan shall continue in full force and effect.

         On or about July 18, 1997, PCL and the United States reached an agreement in principle to settle such billing practices claims. The agreement disposed of the claims on substantially the following terms:

         1. PCL paid (i) $200,000 18 days after the Court issued its order approving the Settlement Agreement (October 7, 1997) and (ii) will pay $1,800,000 in principal plus interest calculated at the Treasury Bill interest rate payable in equal monthly installments of $25,000 for six years;

         2. PCL entered into a five-year Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services ("HHS"), pursuant to which PCL will, among other requirements, set up and follow an internal corporate compliance plan with monitoring provided by an internal corporate compliance officer, provide proper training for its billing and marketing personnel, and fulfill various reporting requirements to HHS;

         3. PCL and J. Marvin Feigenbaum were released from civil and criminal liability under the False Claims Act and common law causes of action in connection with their billing practices from January 1, 1992, to July 18, 1997;

         4. The amounts owed to the United States will not be dischargeable in any bankruptcy; and

         5. If PCL defaults on any of its obligations under the Settlement Agreement, all amounts owed will be immediately due, all releases will be void and PCL may be excluded from participation in Medicare and Medicaid.

         Subsequent to reaching an agreement in principle with the United States, PCL approached representatives of the State of California (the "State") to discuss the compromise and settlement of any outstanding claims that the State might have against PCL for its prior billing practices involving the MediCal program for clinical laboratory services during the period from January 1, 1992, to July 18, 1997. On or about August 28, 1997, PCL and the State reached a final agreement to settle such claims (the "State Agreement"). The State Agreement disposed of the claims on substantially the following terms:

         1. PCL paid the State the sum of $100,000 22 days after the Court issued its order approving the Settlement Agreement (October 11). All of the terms of the Corporate Integrity Agreement executed by PCL and the United States Government are incorporated by reference to the Company's Current Report Form 8-K filed October 20, 1997 and all of the terms therein are made applicable to the Settlement Agreement with the state;

         2. The State released PCL and J. Marvin Feigenbaum from any civil or administrative monetary claim or cause of action that the California Department of Health Services has or may have, and from any action seeking exclusion from the MediCal program with regard to the provision of and reimbursement for laboratory services under the MediCal program;

         3. The State released PCL and J. Marvin Feigenbaum from any criminal liability for any conduct covered by the State Agreement;

         4. PCL will cooperate in any further investigation of individuals and entities not released by the State in the State Agreement.

         On September 19, 1997, the Court granted the Debtors' motion to approve the Federal and State Agreements. The Court's order became final on September 30, 1997. Pursuant to the Plan, prior to the Effective Date, all of the Debtors were merged with and into PCL. On October 3, 1997, all conditions to the Effective Date that were set forth in the Plan were satisfied, the Effective Date occurred.

         The Company anticipates that PCL and MSI will each require further funds to stabilize their respective operations following the acquisition. There can be no assurance that these funds will be available to either the Company, PCL or MSI.

         Acquisition of Medical Science Institute

         The Company, on November 18, 1996, completed the acquisition of Medical Science Institute, Inc. ("MSI") which had been operating under Chapter 11 of the Bankruptcy Code since October 26, 1995. The completion of the acquisition of MSI was effected with the intent to resell and transfer such ownership to PCL on a pass through basis, which occurred on February 26, 1997. MSI incurred losses of approximately $617,000 during the 44 day period ending December 31, 1996, and approximately $291,000 for the 57 day period through February 26, 1997. There can be no assurance that the PCL acquisition, which includes MSI as a subsidiary of PCL, will result in additional profits to the Company.

         Need for Additional Funds

         As of November 3, 1997, ABC has temporarily suspended the marketing of
its Fluorescent Cytoprint Assay ("FCA").   ABC has ceased processing specimens
for assay and has suspended its laboratory operations in Rhode Island. Additionally, the Company has begun preparations to close its executive offices in New York. These closures will result in a reduction of expenses on a going forward basis.

         The Company anticipates it may need additional capital for the operations of its NTBM subsidiary and for the operations of PCL and MSI. The Company has no ongoing funding obligations with respect to either PCL or MSI. The Company, in the future, will also need additional funds from loans and/or the sale of equity securities. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to the Company. In the event such funds are not available for the operations of the Company, the Company and its wholly-owned subsidiary may be forced to curtail operations, or, in an extreme situation, cease operations.
If such funds are not available to either PCL or MSI, such entities may be required to curtail their respective operations.

         Risk Factors Associated with Medical Laboratory Business

         In light of its acquisition of a majority ownership in PCL (which includes indirect majority ownership of MSI), the Company is subject to numerous risks associated with the medical laboratory business.

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

         The Stark Bill and Other Restrictions Referral

         Each of MSI and PCL are subject to certain self-referral prohibitions of Federal law, commonly known as the "Stark Bill." The Stark Bill, which became effective January 1, 1992, generally prohibits MSI and PCL from billing the Medicare program if the physician ordering the test (or an immediate family member of such physician, as defined by the Stark Bill) has an ownership or investment interest in the Company, MSI or PCL or a compensation arrangement with the Company. Ownership interests would include ownership of shares of Common Stock purchased in the open market or otherwise. In the event that a significant number of either MSI or PCL's referring physicians who, in the aggregate refer to either MSI or PCL a significant portion of their respective Medicare-billed testing, were to acquire and maintain ownership or investment interests in either MSI or PCL or enter into compensation agreements with either MSI or PCL, and in such case either the Company, MSI or PCL were to continue to perform testing services for such physicians comprising a significant portion of either the Company, MSI or PCL's Medicare-billed testing, then either MSI or PCL's inability to bill the Medicare program for tests ordered by such physicians would have a material adverse effect on their respective revenues. There can be no assurance that physicians have complied or in the future will comply with these requests or accurately represent ownership of any Common Stock. The Stark Bill also requires MSI and PCL to comply with certain reporting requirements relating to physicians who have an ownership interest in the Company and physicians who order tests from, and have a compensation arrangement with, the Company. There can be no assurance that either the Company, MSI or PCL will be able to obtain adequate information concerning its physician stockholders to enable it to fully comply with these reporting obligations. Proposed regulations implementing the Stark Bill also would profit the Company, MSI and PCL from offering physician price discounts for laboratory services as an inducement for obtaining Medicare referrals. Those regulations also would prohibit the purchase by the Company of a physician-owned laboratory unless, for a period of one year before the transaction and one year after the transaction, the physician had not had any other financial relationship with the Company, MSI or PCL. Violations of the Stark Bill could subject the Company to significant civil penalties or exclusion from the Medicare program.

         In August, 1993, Congress passed and the President signed the Omnibus Budget Reconciliation Act of 1993 ("OBRA '93"), which amended certain important provisions of the Stark Bill. OBRA '93 extended the prohibition on physician self-referrals to all Medicare- and Medicaid-billable clinical laboratory services, prohibiting the billing of such services to Medicare, Medicaid or any other State plan. Under the amendments, physician ownership or shares in a publicly-traded corporation in which the average stockholder equity either at the end of the corporations' most recent fiscal year or an average over the prior three fiscal years exceeds $75 million will not be considered ownership or an investment interest subject to the prohibition. While this exception is not relevant to the ownership of shares in the Company at present, it may apply in the future.

         In July, 1993, the California Legislature passed, and the Governor of California signed, a comprehensive workers' compensation reform package. One of the statutes prohibits the referral by a physician of workers' compensation medical services to a clinical laboratory in which the physician or his or her family has a financial interest. The term "financial interest" is defined very broadly, covering many forms of direct or indirect payments, and includes interests which are created or transferred to avoid the prohibition. The legislation exempts referrals under the following circumstances: (1) when the physician practices in a rural area and there is no alternative site within a reasonable distance, (2) when the financial interest is a loan made on commercially reasonable terms and the terms are not affected by referrals or volume of services, (3) when the financial interest is a lease made on commercially reasonable terms and the terms are not affected by referrals or volume of services, (4) when the interest is ownership of securities in a public company for which distribution or transfers for value are not based on referrals and which has gross assets over $100 million (a condition which presently is not met by the Company), (5) when the physician is not compensated for the referral or a university-employed physician refers to a university-owned laboratory and (6) when the laboratory is owned by the physician's group practice in a multi-specialty clinic. The law also requires disclosure to the patient of any financial interest of the physician in the facility to which the referral is made. Violation of law, which is a misdemeanor, could subject MSI or PCL to fines and disciplinary action, including license revocation.

         Prohibitions Relating to the Mark-up of Laboratory Services

         Clinical laboratories, physicians, hospitals and other health care providers in California are subject to Section 655.5 of the California Business and Professions Code. This statute prohibits those subject to the statute, including MSI and PCL in billing patients or third-party payers, from marking up charges for any clinical laboratory services actually not rendered by the provider. Each of PCL and MSI derive a significant portion of their revenues which are subject to these regulations. In the event that either PCL or MSI are found in violation of these regulations, they may be subject to fines and/or sanctions.

         Anti-kickback Laws

         The Medicare/Medicaid anti-kickback statute prohibits laboratories from paying remuneration as inducement for referrals of patients or specimens to third parties for testing and contains severe penalties for violating testing services reimbursed by the Medicare or Medicaid (referred to in California as "MediCal") programs. The Company, PCL and MSI believe that their existing business relationships do not violate this statute. Court decisions and an administrative decision suggest that any direct or indirect payment conferred upon one who refers Medicare or Medicaid patients by or on behalf of the referral recipient may violate the statute if any part of the purpose of such benefits is to provide an incentive for such referrals. In addition, a provider convicted of violating such laws would be excluded from participation in the Medicare and MediCal programs.
The Office of Inspector General of the United States Department of Health and Human Services has issued "safe harbor" regulations, which identify certain payment practices which do not violate the anti-kickback statute. Although these regulations protect certain types of investment interests, they do not protect investments by physicians or hospitals in the Company, PCL or MSI or the purchase of clinical laboratories from persons in a position to refer business to the laboratory after the purchase occurs.

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

         Medicare/MediCal Reimbursement

         Laboratories are required to bill Medicare or MediCal directly for services and supplies provided to patients under these programs and to accept Medicare or MediCal reimbursement as payment in full. In 1984, Congress established a reimbursement fee schedule for clinical laboratory testing performed for Medicare beneficiaries (excluding hospital in-patients). State Medicaid programs, including MediCal, are prohibited from paying more than the Medicare fee schedule stipulates for testing for Medicaid beneficiaries. When initially established, the Medicare fee schedules were set at 60% of prevailing local charges. Medicare reimbursement rates for clinical laboratory testing subsequently have been reduced several times pursuant to Congressional mandate. The reductions in Medicare reimbursement rates have been offset to some extent by increases in both the national cap and the local fee schedule tied to the Consumer Price Index ("CPI"). Further decreases in such fee schedules, however, could have a material adverse effect on businesses and operations of PCL and MSI. Proposals that would reduce the amounts reimbursable to and other independent testing laboratories under the Medicare program are continuously under consideration by Congress and the Executive Branch.

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

         Litigation and Liability Insurance Coverage

         Although no significant liability has been imposed to date, each of MSI, PCL, and the Company could be subject to legal actions arising out of the performance of its testing services, which could entail significant costs and liabilities. There can be no assurance that each of MSI, PCL or the Company will not at some time in the future incur significant liability arising out of such actions or any other actions relating to past or future testing services. While each of MSI, PCL and the Company currently maintains liability insurance, there can be no assurance that such coverage is sufficient, that each of MSI, PCL and the Company will be able to maintain such coverage with appropriate policy limits at an acceptable cost or that each of MSI, PCL and the Company will have other resources sufficient to satisfy any liability or litigation expense that may result from any insured or underinsured claims.

         Dependence on Reimbursement by Third Party Payers

         The businesses of both MSI and PCL are dependent upon reimbursement for services. Reimbursement for diagnostic tests is typically determined by reference to whether such tests are generally accepted as standard medical practice by each third party payer, how the charge for such tests compare to charges for established tests for similar indications, and whether the charges are within the range of usual and customary services. Such determinations are independently made by each third party payer. Third party payers also consider whether a test will further the general objective of health care cost containment and enhance the potential for the reduction of treatment costs.

         Health Care Reform

         The Clinton Administration and various Congressional and private parties have proposed various plans to continue the reform of health care. Numerous alternatives are under consideration, including mandated basic health care benefits, controls on health care spending, price controls, the creation of large insurance purchasing groups and fundamental changes in the health care delivery system. In addition, several states have passed and implemented, or are considering, various health care reform proposals. The various proposals and plans may affect the businesses and operations of each of NTBM, PCL, MSI and the Company. Health care reform could also reduce the profitability of certain medical institutions and, in turn, adversely impact the fees MSI, PCL, and NTBM are able to charge for their services. The Company cannot predict which, if any, health care reform plan might be adopted or, if adopted, the effect on these businesses.

OTHER RISKS


         Pledge of Principal Assets to Secure Existing Loans from the State of Rhode

         In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of September 30, 1997, was approximately $164,000). All of the SBLFC loans, including those which are subject to the patent security interest, are further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans are for a term of five years from its respective loan date, bear interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. The aggregate amount of monthly loan repayments is approximately $18,000 per month for the remainder of the loan terms. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party.
Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral.

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

         Dependence Upon Key Personnel

         The Company is dependent upon the executive abilities of its Chairman,
J. Marvin Feigenbaum, to implement its present and anticipated future plans and programs. Mr. Feigenbaum has no background or training as a scientist, nor is Mr. Feigenbaum a physician. The Company has entered into an employment agreement with Mr. Feigenbaum for a term ending May 11, 2000, and has obtained, for its benefit, a policy of key man life insurance of Mr. Feigenbaum in the amount of $1,000,000. The loss of Mr. Feigenbaum's services may have a materially adverse effect on the business or prospects of the Company. Additionally, as a result of the recent acquisitions of Prompt Medical, MSI, and PCL, current management, especially Mr. Feigenbaum, has been unable to devote full-time to operating ABC and the marketing of the FCA. The Company will be required to hire additional management or retain existing management at MSI and PCL in order to operate such businesses. In light of the financial difficulties of both MSI and PCL, culminating in their bankruptcy filings, it may be difficult for the Company, MSI and PCL to attract qualified personnel to these businesses. There can be no assurance that the Company will succeed in retaining current management or hiring qualified persons to operate these businesses.

         Professional and Product Liability

         As a clinical laboratory performing assay services and other medical laboratory services, the Company may be subject to professional and/or product claims. While no claims have been asserted against or instituted to date arising out of the performance by the Company of any test, any such actions in the future may subject the Company to liability for damages and significant costs associated with the defense of such action or claim. ABC presently maintains professional liability insurance in the amount of $1,000,000 per claim and $3,000,000 aggregate as well as product liability insurance in the amount of $2,000,000 per occurrence and $4,000,000 aggregate. In addition, both MSI and PCL maintain professional liability insurance in the amount of $10,000,000 per claim and $10,000,000 aggregate, and product liability insurance in the amount of $1,000,000 per occurrence and $2,000,000 aggregate. There can be no assurance, however, that this coverage will be adequate to protect the Company, ABC, MSI or PCL against future claims or that insurance will be available to the Company, ABC, MSI or PCL in the future on acceptable terms, if at all, or that a liability or other claim would not materially and adversely affect the business, prospects, financial condition or results of operations of the Company, ABC, MSI or PCL. The Company intends, however, if feasible, to increase the amounts of such insurance coverage to such greater amount as management, in its discretion, may determine having due regard to the cost of such insurance coverage.

         Classified Board of Directors

         In November 14, 1994, at a Special Meeting of Stockholders in Lieu of Annual Meeting, the Company's stockholders authorized and approved an amendment to the Company's Certificate of Incorporation to provide for a classified Board of Directors consisting of three classes of directors with terms which currently expire at 1997, 1998, 1999 Annual Meeting of Stockholders. Any further amendment to the Company's Certificate of Incorporation affecting the classified Board may only be adopted upon the affirmative vote of not less than 75% of the issued and outstanding shares entitled to vote thereon.

         Insufficient Number of Shares of Common Stock Available

         Through November 18, 1997, an aggregate of 30,381,566 share of Common Stock were issued upon conversion of 9,597 shares of Series A Convertible Preferred Stock (the "Preferred Stock"). Based upon an assumed prevailing conversion price of $.103125 per share as of

November 18, 1997, the Company would be obligated to issue up to an additional 42,695,758 shares of Common Stock. The Company is presently authorized to issue 50,000,000 shares of Common Stock, $.01 par value. As of November 18, 1997, the Company has 33,065,663 shares of its Common Stock issued and outstanding (including 30,381,566 shares of Common Stock previously issued upon conversion of 9,597 shares of Preferred Stock). Assuming full conversion of the remaining 4,403 shares of Preferred Stock at an assumed conversion price of $.103125 per share, the Company would be required to issue up to 42,695,758 additional shares of its Common Stock. In view of the number of shares of Common Stock that presently issued and outstanding, the Company would only be able to legally issue up to a maximum of 16,934,337 and, therefore, under the provisions of its Certificate of Incorporation, does not presently have a sufficient number of authorized and unissued shares to issue upon anticipated future conversions of the Preferred Stock. As previously noted, the Company has 33,065,663 shares of Common Stock issued and outstanding, of which 23,652,885 or 71.53%, of all issued and outstanding shares of Common Stock are owned by present or former Preferred Stockholders.

         No Dividends and None Anticipated

         Nu-Tech has never declared nor paid a dividend on any shares of its capital stock and the Board of Directors intends to continue this policy for the foreseeable future.

         Shares Eligible for Resale

         The Company, as of November 13, 1997 has 10,538,709 shares of Common Stock issued and outstanding , of which 3,419,856 shares may be deemed "restricted securities" as that term is defined under the Securities Act of 1993, as amended. Such restricted securities may be sold in the future only pursuant to registration under the Act of an exemption therefrom, including Rule 144 promulgated thereunder. Of such 3,419,856 shares, the Company has registered for sale 3,359,856 shares, which become eligible for immediate resale, and has additionally registered 1,264,696 shares issuable upon exercise of various options and warrants. In addition, there are 4,403 shares of its Series A Convertible Preferred Stock issued and outstanding, convertible into approximately 42,695,758 shares of Common Stock as of November 18, 1997.

         Additionally, the Company anticipates filing with the Securities and Exchange Commission a registration statement to register for sale an additional 563,714 shares of Common Stock of the Company which shares may be issued in connection with the exercise of options granted under the Company's stock option plans. Sales of such additional shares may have an adverse effect upon the price of the Company's Common Stock.

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

         Several Preferred Shareholders have indicated that they intend to commence an action against the Company arising out of the failure of the Company to cause the conversion shares to be registered prior to July 21, 1997, seeking unspecified damages and/or seeking to rescind their purchase of the Preferred Stock. The Company believes that, if any such action is commenced against it, it has good and meritorious defenses. In the event any such action is brought against the Company, and the Company does not prevail thereon, and is found to be responsible for the damages or losses, such circumstances would have a material adverse effect upon the Company's consolidated results of operations and financial position. The Company has had, and continues to have continuous discussions with representatives of the Preferred Shareholders concerning a resolution of the dispute arising out of the registration of the shares of the Company's Common Stock issuable upon conversion of the Preferred Shares. While no assurance may be given that such dispute will be satisfactorily resolved, the Company did file a Registration Statement relating to the shares of its Common Stock issuable upon conversion of the Company's 14,000 shares of Preferred Stock with the Securities and Exchange Commission on July 21, 1997. The filing of such registration statement may not, however, resolve the dispute to the satisfaction of the Preferred Shareholders, and no assurance may be given that the Preferred Shareholders may not thereafter commence an action against the Company.

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

         Item 2. Changes in Securities

         As of October 15, 1997, a majority of the stockholders of the Company as of August 8, 1997, have approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the total number of shares of all classes of capital stock which the Company may issue to 52,000,000 shares; such increase has been effected by increasing the number of shares of Common Stock from 12,000,000 shares to 50,000,000 shares and by increasing the number of shares of Preferred Stock from 1,000,000 shares to 2,000,000 shares. This proposal was made via a consent solicitation proxy statement on behalf of the Company's Board of Directors.

         Item 3. Defaults Upon Senior Securities

         Not applicable for the third quarter ended September 30, 1997.

         Item 4. Submission of Matters to a Vote of Security Holders

         As of October 15, 1997, a majority of the stockholders of the Company as of August 8, 1997 (via a proxy consent solicitation mailed to the shareholders on August 22, 1997), have approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the total number of shares of all classes of capital stock which the Company may issue to 52 million shares; such increase has been effected by increasing the number of shares of common stock from 12 million shares to 50 million shares and by increasing the number of shares of preferred stock from 1 million shares to 2 million shares. This proposal was made via a consent solicitation proxy statement on behalf of the Company's Board of Directors. As of November 14, 1997, the tabulation of the votes was as follows:

                 For                               Against                   Abstain
                 ---                               -------                   -------
                 6,776,707                         1,769,509                  36,120
                 64.2%                             16.8%                      0.34%

         Item 5. Other Information

         1. Acquisition of Majority Interest in Physicians Clinical Laboratory, Inc.

         The Company had acquired certain debt securities of Physicians Clinical Laboratory, Inc., a Delaware corporation ("PCL"), which is a full-service clinical laboratory capable of providing a comprehensive battery of testing services. PCL and its subsidiaries, Quantum Clinical Laboratories, Inc., Regional Reference Laboratory Governing Corporation, Diagnostic Laboratories, Inc., and California Regional Reference Laboratory (collectively with PCL, the "Debtors") had been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code from November 8, 1996 through October 3, 1997. PCL did file its Form 10-K for its most recent fiscal year, which ended February 28, 1997, as well as its quarterly reports on Form 10-Q for the quarters ended May 31, 1997, and August 30, 1997.

         Nu-Tech had reached an agreement (the "PCL Plan") with the holders of the Senior Debt, Subordinated Debt and the management of PCL whereby Nu-Tech would acquire a 52.6% interest in PCL. The terms of the agreement provided that PCL would file a plan to effectuate the agreement. As required by the aforementioned agreement, the Company purchased approximately $13,300,000 of Senior Debt for $10,000,000 on November 7, 1996. In accordance with the PCL Plan, certain holders of Senior Debt contributed $10,000,000 in debtor-in-possession ("DIP") financing to PCL, which under the terms of the reorganization, would be forgiven.

         The PCL Plan also required that the Company purchase an additional 17% of capital stock of PCL for $5,000,000 upon the approval of the PCL Plan. Pursuant to the PCL Plan, the debt purchased by Nu-Tech would be converted into 35.6% of the common stock of PCL, which together with the 17% purchased for $5,000,000, would result in Nu-Tech owning 52.6% of the outstanding common stock of PCL. The PCL Plan was confirmed by the United States Bankruptcy Court, Central District of California (Case No. SV96-23185-GM) on April 23, 1997. The PCL Plan as confirmed required that certain conditions be satisfied or waived by July 22, 1997.

         On February 26, 1997, the Company completed the sale of its ownership interest in MSI (see Note C) and received, among other things, a $5,000,000 secured note receivable which was used to satisfy its remaining $5,000,000 commitment to PCL. The Company recognized a deferred gain upon the sale of MSI to PCL, which was offset against the $5,000,000 promissory note to reach the net amount of $3,862,725.

         In April and June of 1997, PCL received separate subpoenas to furnish certain documents to the United States Department of Defense ("DOD") and the United States Department of Health and Human Services with respect to the Company's Civilian Health and Medical Program of Uniformed Services billing practices. PCL had been advised that its billing practices were the subject of these investigations. Due to PCL's continued cooperation and negotiations with these government agencies, on July 24, 1997, the Bankruptcy Court, on stipulation of PCL, the Company and the creditors of PCL, extended the date that certain conditions be satisfied or waived pursuant to the PCL Plan for 60 days to September 19, 1997, (from July 22, 1997), and stated that the terms and conditions of the PCL Plan shall continue in full force and effect.

         On or about July 18, 1997, PCL and the United States reached an agreement in principle to settle such billing practices claims. The agreement disposed of the claims on substantially the following terms:

         1. PCL paid (i) $200,000 18 days after the Court issued its order approving the Settlement Agreement (October 7, 1997) and (ii) will pay $1,800,000 in principal plus interest calculated at the Treasury Bill interest rate payable in equal monthly installments of $25,000 for six years;

         2. PCL entered into a five-year Corporate Integrity Agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services ("HHS"), pursuant to which PCL will, among other requirements, set up and follow an internal corporate compliance plan with monitoring provided by an internal corporate compliance officer, provide proper training for its billing and marketing personnel, and fulfill various reporting requirements to HHS;

         3. PCL and J. Marvin Feigenbaum were released from civil and criminal liability under the False Claims Act and common law causes of action in connection with their billing practices from January 1, 1992, to July 18, 1997;

         4. The amounts owed to the United States will not be dischargeable in any bankruptcy; and

         5. If PCL defaults on any of its obligations under the Settlement Agreement, all amounts owed will be immediately due, all releases will be void and PCL may be excluded from participation in Medicare and Medicaid.

         Subsequent to reaching an agreement in principle with the United States, PCL approached representatives of the State of California (the "State") to discuss the compromise and settlement of any outstanding claims that the State might have against PCL for its prior billing practices involving the MediCal program for clinical laboratory services during the period from January 1, 1992, to July 18, 1997. On or about August 28, 1997, PCL and the State reached a final agreement to settle such claims (the "State Agreement"). The State Agreement disposed of the claims on substantially the following terms:

         1. PCL paid the State the sum of $100,000 22 days after the Court issued its order approving the Settlement Agreement (October 11). All of the terms of the Corporate Integrity Agreement executed by PCL and the United States Government are incorporated by reference to the Company's Current Report Form 8-K filed October 20, 1997 and all of the terms therein are made applicable to the Settlement Agreement with the state;

         2. The State released PCL and J. Marvin Feigenbaum from any civil or administrative monetary claim or cause of action that the California Department of Health Services has or may have, and from any action seeking exclusion from the MediCal program with regard to the provision of and reimbursement for laboratory services under the MediCal program;

         3. The State released PCL and J. Marvin Feigenbaum from any criminal liability for any conduct covered by the State Agreement;

         4. PCL will cooperate in any further investigation of individuals and entities not released by the State in the State Agreement.

         On September 19, 1997, the Court granted the Debtors' motion to approve the Federal and State Agreements. The Court's order became final on September 30, 1997. Pursuant to the Plan, prior to the Effective Date, all of the Debtors were merged with and into PCL. On October

3, 1997, all conditions to the Effective Date set forth in the Plan were satisfied and the Effective Date occurred.

         2. Amendment to the Company's Amended and Restated Certificate of Incorporation

         As of October 15, 1997, a majority of the stockholders of the Company as of August 8, 1997, have approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the total number of shares of all classes of capital stock which the Company may issue to 52,000,000 shares; such increase has been effected by increasing the number of shares of Common Stock from 12,000,000 shares to 50,000,000 shares and by increasing the number of shares of Series A Convertible Preferred Stock ("Preferred Stock") from 1,000,000 shares to 2,000,000 shares. This proposal was made via a consent solicitation proxy statement on behalf of the Company's Board of Directors.

         3. Suspension of Analytical Biosystems Corporation's Laboratory Operations

         As of November 3, 1997, ABC has temporarily suspended the marketing of its Fluorescent Cytoprint Assay ("FCA"), which is a specialized clinical laboratory assay used in assisting in the selection of chemotherapeutic drugs most likely to be effective in treating a cancer patient's solid mass tumor. With the suspension of current direct marketing efforts of the FCA, the Company and ABC intend to investigate the feasibility of resuming such marketing efforts through an alliance or joint venture whereby the FCA would be marketed and sold through an entity having national sales capability, and the assay performed by either ABC or an entity to whom technology has been licensed by ABC. At the present time, the Company has not entered into any discussions with any entity relating to the marketing and sale of the FCA or the licensing of ABC's FCA technology, and no assurance may be given that the Company will be able to market and sell its FCA through alternate means. ABC has ceased processing specimens for assay and has suspended its laboratory operations in Rhode Island.

         4.  Resignations of Directors

         Effective November 20, 1997, Leonard Green and Edmond Charrette separately submitted resignations to the Company as a Director of the Company. Such resignations of Mr. Green and Dr. Charrette as directors of the Company were not occasioned by reason of any disagreement with the Company relating to the Company's operations, policies or practices. As of the date hereof, the Board of Directors of the Company has not determined to fill such vacancies.

         Item 6.  Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                 Exhibit No.              Description
                 -----------              -----------

                 3.1* Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 16, 1996 (Exhibit 3.1.5 to Amendment No. 1 to Registration Statement on Form SB-2, file No. 33-84622)

                 3.2* Amended and Restated By-Laws effective November 16, 1996 (Exhibit 3.2.2 to Registration Statement on Form SB-2, File No. 33-846221)

                 3.3* Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 21, 1997 (Exhibit 3 on Form 8-K, file No. 001-13900)

                 27       Financial Data Schedule

                 (b)      Reports on Form 8-K

                 During the quarter ended September 30, 1997, the following reports on Form 8-K were filed by the Registrant:


Date of the Report                Item Reported                              Description of Item
------------------                -------------                              -------------------
July 25, 1997                     Item 5.  Other Events                      Physicians Clinical
                                                                             Laboratory Settlement with
                                                                             Government

August 1, 1997                    Item 5.  Other  Events                     Suspension of Conversions
                                                                             and Issuance of Shares

                 Subsequent to the quarter ended September 30, 1997, the following reports on Form 8-K were filed by the Registrant:

October 6, 1997                    Item 5.  Other Events                     Acquisition Completion of
                                                                             52.6% of Physicians
                                                                             Clinical Laboratory

October 20, 1997                  Item 2.  Acquisition or Disposition        Physicians Clinical
                                  of Assets                                  Laboratory Acquisition
                                                                             Documents


October 23, 1997                  Item 5.  Other Events                      Increase Total Number of
                                                                             Shares of All Capital Stock

November 4, 1997                  Item 5.  Other Events                      Suspension of Rhode Island
                                                                             Laboratory Operations

SIGNATURES


         In accordance with requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  NU-TECH BIO-MED, INC.
                                                  (Registrant)



Dated:  November 21, 1997                         By: /s/ J. Marvin Feigenbaum
                                                     -------------------------
                                                  J. Marvin Feigenbaum
                                                  President, Chief Executive
                                                  and Chief Financial Officer