Form 10KSB
period 1997-12-31
UNITED DIAGNOSTIC INC
filed 1999-09-03
CIK 716778

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-11772

                             UNITED DIAGNOSTIC, INC.
           (Name of Small Business Issuer as Specified in Its Charter)

                DELAWARE                               25-1411971
     (State or Other Jurisdiction of                (I.R.S. Employer
      Incorporation or Organization)               Identification No.)

           476 MAIN STREET, SUITE 3-DFL, WAKEFIELD, RHODE ISLAND 02879
                    (Address of Principal Executive Offices)

                                 (401) 789-9995
                (Issuer's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: NONE


          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

        Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. [ ]

        Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

        On August 25, 1999, the aggregate market value of the voting stock of United Diagnostic, Inc. held by nonaffiliates of the registrant was approximately $241,238 based on the average of the high bid and low asked prices of such stock as reported by the "pink sheets" maintained by the National Quotation Bureau, Inc. on December 22, 1998, the last date on which an actual transaction was reported.

        The registrant had 682,622 shares of common stock, $.01 par value per share, outstanding at August 25, 1999.

                   Documents Incorporated by Reference: None.

                             UNITED DIAGNOSTIC, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I .................................................................................    1
                ITEM 1.    DESCRIPTION OF BUSINESS .....................................    1
                ITEM 2.    DESCRIPTION OF PROPERTIES ...................................   17
                ITEM 3.    LEGAL PROCEEDINGS ...........................................   17
                ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........   19

PART II ................................................................................   20
                ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                           RELATED STOCKHOLDER MATTERS .................................   20
                ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS .........................   21
                ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .................   33
                ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                           ON ACCOUNTING AND FINANCIAL DISCLOSURE ......................   33

PART III ...............................................................................   34
                ITEM 9.    DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT ............   34
                ITEM 10.   EXECUTIVE COMPENSATION ......................................   38
                ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                           AND MANAGEMENT ..............................................   44
                ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............   45
                ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                           ON FORM 8-K .................................................   46

SIGNATURES .............................................................................   48

EXHIBIT INDEX ..........................................................................   49

                                     PART I

SPECIAL NOTE REGARDING LATE FILING OF ANNUAL AND QUARTERLY REPORTS

        Due to the Registrant's delay in retaining new independent auditors, compounded by the Registrant's acquisition of a majority interest in a significant subsidiary in October 1997 which required audited financial statements of such acquired subsidiary, the Registrant was unable to complete certain financial and textual information required to be included in its annual report on Form 10-KSB for the years ended December 31, 1997 and December 31, 1998, or its quarterly reports on Form 10-QSB for the periods ended March 31, 1998, June 30, 1998, September 30, 1998, March 31, 1999, and June 30, 1999,
within the time which such reports were otherwise required to be filed. Accordingly, this annual report on Form 10-KSB for the year ended December 31, 1997 is being filed late. The Company has determined that the inclusion of certain events and transactions subsequent to December 31, 1997 is necessary to make a fair presentation of the business of the Company and to enable the reader to have a fair understanding of the events and transactions that have transpired. Unless otherwise indicated, as used herein, all references to shares of the Company's Common Stock and to prices with respect to shares of the Company's Common Stock give effect to a 1 for 70 reverse stock split effective December 23, 1998.

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATION

        United Diagnostic, Inc. (hereinafter referred to as "United" or the "Company"), was originally organized under the laws of the State of Delaware in September 1981 under the name "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to Nu-Tech Bio-Med, Inc. Effective December 23, 1998, the Company changed its name to its present name. One of the Company's wholly-owned subsidiaries, Analytical Biosystems Corp. ("ABC") (inactive since November 3, 1997), was organized under the laws of the State of Delaware in August, 1985. On October 21, 1996, the Company acquired substantially all of the medical billing service assets of Prompt Medical Billing, Inc. through the Company's wholly-owned subsidiary NTBM Billing Services Inc. (inactive since April, 1998), organized under the laws of the State of Delaware on September 10, 1996. Physicians Clinical Laboratory, Inc. ("PCL"), originally a 52.6%-owned subsidiary of the Company (as of October 3, 1997) and now a 49.9%-owned subsidiary (as of June 16, 1998) (inactive since May 10, 1999 when substantially all of the assets of PCL were sold), was organized under the laws of the State of Delaware in April, 1992. Medical Science Institute, Inc. ("MSI"), organized under the laws of the State of California on January 9, 1985, was a wholly owned subsidiary of United from November 18, 1996 until February 26, 1997, when United sold equity interests in MSI to PCL. Effective December 15, 1997, the Company's executive offices are located at 476 Main Street, Suite 3-DFL, Wakefield, Rhode Island 02879, telephone number (401) 789-9995.

CERTAIN BUSINESS, OPERATIONAL AND BACKGROUND INFORMATION

        From 1990 until 1997, the Company operated, through its ABC subsidiary, principally as a specialized clinical oncology laboratory service and research company. Its principal business was the development, marketing and performance of an in vitro chemosensitivity assay known as the Fluorescent Cytoprint Assay ("FCA"). During that period, however, revenues attributable to sales of the FCA did not reach a material level. The inability of the Company to increase sales of the FCA was, in the opinion of management, principally attributable to the refusal of most insurance carriers to reimburse patients and hospitals for performance of the FCA by the Company. In large part as a consequence of the Company's lack of success in marketing the FCA, the Company experienced significant losses during this period. Ultimately, in the fall of 1997, the Company suspended marketing the FCA, and closed its laboratory facilities, which were then located in Rhode Island. Shortly prior to the closing of its laboratory facility, the Company changed its focus from operating a clinical laboratory marketing chemosensitivity assay services to maintaining a presence as a full service licensed clinical laboratory through its ownership of a majority interest in PCL and, indirectly, a majority interest in Medical Science Institute, Inc. ("MSI").

ACQUISITION OF MSI; SALE OF MSI TO PCL

        On November 18, 1996, the United States Bankruptcy Court of the Central District of California (the "Court") approved the reorganization plan of MSI, a California corporation, which had been jointly submitted to the Court by the Company and MSI. MSI had been operating as a debtor-in-possession under chapter 11 of the Bankruptcy Code, 11 U.S.C. Sections 101-1330 ("Chapter 11") since October 26, 1995. Pursuant to the plan, the Company acquired all of the capital stock of MSI and MSI became a wholly-owned subsidiary of the Company. MSI was a full service medical laboratory facility. Its primary executive offices were located in Burbank, California, and MSI operated throughout the State of California. The completion of the acquisition of MSI was with the intent to resell and pass through its ownership in MSI to PCL so as to result in the Company indirectly owning a majority interest in MSI through its majority interest in PCL.

        On February 26, 1997, the Company completed the sale of its ownership interest in MSI to PCL for approximately $7.6 million. The Company received approximately $2.6 million in cash and a secured promissory note of PCL in the principal amount of $5 million that was secured by all the assets of PCL, but was subordinate to certain other claims and other administrative expenses (the "MSI Acquisition Note"). In accordance with the approval of the United States Bankruptcy Court having jurisdiction over PCL (as further described below), the Company became the owner of 52.6% of the outstanding capital stock of PCL, and the MSI Acquisition Note was cancelled in satisfaction of the Company's obligation to contribute $5 million to the capital of PCL.

ACQUISITION OF MAJORITY INTEREST IN PCL AND PCL'S CHAPTER 11 BANKRUPTCY
PROCEEDING

        In connection with its efforts to expand its operations through acquisitions, during 1996 the Company commenced negotiations with the management of Physicians Clinical Laboratory, Inc., a Delaware corporation, ("PCL"), and certain of its institutional debtholders concerning the possible acquisition by the Company of a controlling interest in PCL. Pursuant to the agreement reached with the Debtors (as defined below), the Company and the holders of approximately $80 million of PCL's senior secured debt ("PCL Senior Debt") and approximately $40 million of PCL's subordinated debt (collectively, the "Proponents"), the Company purchased approximately $13.3 million of PCL Senior Debt for $10 million on November 7, 1996, in advance of the commencement of the bankruptcy proceeding by PCL. On November 8, 1996 (the "Petition Date"), PCL and its subsidiaries, Quantum Clinical Laboratories, Inc., Regional Reference Laboratory Governing Corporation, Diagnostic Laboratories, Inc., and California Regional Reference Laboratory (collectively with PCL, the "Debtors") commenced their respective reorganization cases by filing voluntary petitions for relief under Chapter 11. On December 2, 1996, the Proponents submitted a plan of reorganization under Chapter 11 (as modified and amended, the "Plan"), which became effective on October 3, 1997 (the "Effective Date"). In accordance with the Plan, the PCL Senior Debt purchased by the Company was exchanged for 35.6% of the common stock of PCL as of the Effective Date. Also in accordance with the Plan, the Company acquired an additional 17.0% of the common stock of PCL as of the Effective Date in exchange for cancellation of the MSI Acquisition Note (see "Acquisition of MSI"). As a result, the Company acquired, in the aggregate, 52.6% of the outstanding common stock of PCL on the Effective Date.

        The principal business of PCL was to provide clinical laboratory services in the State of California. PCL was a "hybrid" among clinical laboratory companies in that it served both as a traditional reference laboratory for office-based physicians/clients and as an independent clinical laboratory to acute hospital customers. PCL operated throughout the State of California and its executive offices were located in Sacramento, California. For its fiscal year ended February 28, 1997, PCL reported revenues of $90,392,000 and incurred a net loss of $73,184,000. For the seven month fiscal period ended September 30, 1997, PCL reported revenues of $40,322,835 and incurred a net loss before extraordinary gain of $17,925,180 (unaudited).

Effectiveness of Chapter 11 Reorganization

        The Plan embodied the terms of a prepetition termsheet agreed to among the Company and the Proponents, which provided for a new investment into PCL and an overall restructuring of PCL's balance sheet. On January 17, 1997, the Proponents filed a modified joint plan of reorganization, which contained certain amendments to the joint plan of reorganization filed on December 2, 1996. On February 11, 1997, the Proponents filed the Second Amended Plan of Reorganization of the Debtors with the Court, which contained certain amendments to the plan of reorganization filed on January 17, 1997.

        By order dated April 23, 1997, the Court confirmed the Plan pursuant to section 1129 of the Bankruptcy Code. By separate order dated April 23, 1997, the Debtors' Chapter 11 estates were substantively consolidated. Pursuant to the Plan, all conditions to the Effective Date of the Plan were to be satisfied or waived on or before July 22, 1997, unless such date was extended by the Court.

        Pursuant to the Plan, prior to the Effective Date, all of the Debtors were merged with and into PCL. On October 3, 1997, all conditions to the Effective Date that were set forth in the Plan were satisfied, the Effective Date occurred, and the following actions occurred:

        The old common stock of each Debtor, the old stock options and the old warrants, the original credit agreements, guarantees, letters of credit, reimbursement agreements and other documents executed and/or agreements entered into by each Debtor relating to the certain Claims (collectively, the "Existing Lender Agreements"), that certain indenture dated as of August 24, 1993 by and among PCL, Donaldson, Lufkin & Jenrette Securities Corporation and Smith Barney Shearson, Inc., and all related agreements, and the $40 million 7.5% Convertible Subordinated Debenture due 2000 were deemed canceled and of no further force and effect. PCL amended and restated its Certificate of Incorporation in the State of Delaware (the "PCL Certificate of Incorporation"), which authorized the issuance of 50 million shares of common stock, par value $0.01 per share (the "PCL Common Stock"). PCL issued, inter alia, (i) 2.5 million shares of PCL Common Stock, (ii) senior secured notes in the principal amount of $55 million and (iii) warrants, exercisable within five years of the Effective Date, to purchase approximately 131,579 shares of PCL Common Stock to be issued and outstanding on the Effective Date, at an exercise price of $13.30 per share. In addition, PCL adopted Amended and Restated Bylaws effective as of September 30, 1997 (the "PCL Bylaws").

        PCL satisfied its obligations to its impaired creditors as follows: (A) the Company received 1,315,000 shares of PCL Common Stock, or approximately 52.6% of the authorized shares of the PCL

Common Stock issued and outstanding on the Effective Date, constituting an estimated percentage recovery of 79.58% of its allowed claims; of those shares, 890,000 shares of PCL Common Stock were in exchange for approximately $13.0 million in senior secured debt (which debt the Company purchased from Oaktree Capital Management LLC ("Oaktree"), The Copernicus Fund, L.P., DDJ Overseas Corp., Belmont Fund, L.P., Belmont Capital Partners, II, L.P. and Cereberus Partners, L.P. (collectively, the "Senior Lenders") just prior to the Petition
Date); the Company also received an additional 425,000 shares of PCL Common Stock in exchange for the Company's cancellation of the MSI Acquisition Note;
(B) the Senior Lenders, which held an aggregate of approximately $80.0 million of secured debt, each received a pro rata share of $55.0 million in new senior secured notes and 952,500 shares of PCL Common Stock, which constituted 38.1% of the amount of issued and outstanding PCL Common Stock, constituting an estimated percentage recovery of 84.37% of their aggregate allowed claims; (C) the holders of the Debentures each received a pro rata share of 232,500 shares of PCL Common Stock, which constituted 9.3% of the amount of issued and outstanding PCL Common Stock, constituting an estimated percentage recovery of 5.9% of their aggregate allowed claims; (D) PCL's former shareholders received warrants to purchase 131,579 shares of the PCL Common Stock for a period of up to five years, at a purchase price of $13.30 per share, which price was based upon an implied enterprise value for PCL of $90.0 million; and (E) each of PCL's general unsecured creditors received a pro rata share of $2.45 million in cash and an unsecured note in the principal amount of $400,000, constituting an estimated percentage recovery of 16.29% of their aggregate allowed claims. The holders of old stock options and old warrants did not receive any distributions or property under the Plan.

        In addition, PCL entered into the following agreements: (A) the new Indenture, dated as of September 30, 1997, by and between PCL and First Trust National Association ("FTNA") (the "Indenture"); (B) the Security Agreement, dated as of September 30, 1997, by and between PCL and FTNA (the "Security Agreement"); (C) the Pledge Agreement, dated as of September 30, 1997, by and between PCL and FTNA (the "Pledge Agreement"); (D) the Stockholders Agreement, dated as of September 30, 1997, between and among PCL, J. Marvin Feigenbaum, the Company and Oaktree (the "Stockholders Agreement"); (E) the Employment Agreement, dated as of September 30, 1997, by and between PCL and J. Marvin Feigenbaum; (F) the Noncompetition Agreement, dated as of September 30, 1997, by and between PCL and the Company; (G) the Warrant Agreement, dated as of September 30, 1997, by and between PCL and U.S. Trust Company of California, N.A., as warrant agent; (H) the Healthcare Receivables Purchase and Transfer Agreement, dated as of September 30, 1997; (I) the Assignment of Healthcare Receivables Purchase and Transfer Agreement as Collateral Security, dated September 30, 1997; (J) the Loan and Security Agreement, dated as of September 30, 1997, between Bio-Cypher Funding Corp, a Delaware corporation ("the Funding Corp."), and Daiwa Healthco-3LLC (f/k/a Daiwa Healthco-2 LLC), a Delaware LLC ("Daiwa"); and (K) the Depositary Agreement, dated as of September 30, 1997, among PCL, the Funding Corp., Daiwa, and Union Bank of California, N.A.

The Indenture

        The Indenture was entered into between PCL and FTNA in connection with the issuance of PCL's $55 million Senior Secured Notes Due 2004 (the "Senior Notes"). The original principal amount is $55 million and the Notes bear interest at the rate of either 10% per annum in cash or 12% per annum in kind, at the option of PCL, for the first two years after issuance. PCL may not make any interest payments in kind once a cash interest payment has been made pursuant to the Indenture. After two years, the Senior Notes bore interest at the rate of 11% per annum in cash, which rate was to increase by 1% per annum through maturity. Interest was payable semi-annually. To the extent lawful, PCL agreed to pay interest on overdue principal and overdue installments of interest at the rate of 1% per annum in excess of the then applicable interest rate on the Notes. The Senior Notes were to mature seven years after issuance.

        The Senior Notes provided that they may be redeemed, at PCL's option, in whole or in part, upon not less than 30 or more than 60 days' notice, at a redemption price equal to 100% of the principal amount thereon, plus accrued and unpaid interest thereon through the applicable redemption date. Except with respect to certain repurchase obligations, PCL was not be obligated to make mandatory redemption or sinking fund payments with respect to the Senior Notes. Upon the occurrence of a Change of Control (as defined in the Indenture), each noteholder had the right to require PCL to repurchase such holder's Senior Notes at an offer price in cash equal to 101% of the aggregate principal amount of such Senior Note, plus accrued and unpaid interest through the date of repurchase. In the event the aggregate amount of Excess Proceeds (as defined below) from any asset sale exceeded $5.0 million, PCL was obligated to make an offer to repurchase the maximum principal amount of Senior Notes that could have been purchased with such Excess Proceeds at an offer price in cash equal to 100% of the principal amount of such Notes at maturity, plus accrued and unpaid interest. "Excess Proceeds" was defined as the net proceeds from any asset sale that were not applied, at PCL's option, (a) to permanently reduce amounts outstanding under a credit facility, issued by Daiwa, or (b) to make an investment in a permitted business or certain permissible capital expenditures with respect to the acquisition of certain long term tangible assets. Upon consummation by PCL of an underwritten public offering of its capital stock, PCL was obligated to offer to purchase the maximum principal amount of Notes possible from the Equity Net Proceeds (as defined below) at an offer price in cash equal to 100% of the principal amount of such Notes at maturity, plus accrued and unpaid interest. "Equity Net Proceeds" was defined as 35% of the net proceeds received by PCL from any such public offering of its capital stock.

        Payment of the Senior Notes was secured by a first priority security interest in all existing and future assets of PCL including, without limitation, accounts, equipment, inventory, intellectual property (including patents, copyrights and trademarks), documents, instruments and any and all proceeds of the foregoing. Finally, as additional collateral for payment of the Senior Notes, PCL pledged all of the capital stock of its then owned, or thereafter acquired, subsidiaries, for the benefit of the noteholders. Each of the Security Agreement and Pledge Agreement contained customary provisions regarding the preservation of collateral, defaults and remedies, as well as customary covenants, representations and warranties. Pursuant to an intercreditor agreement between the Trustee (as defined below) (on behalf of the noteholders) and Daiwa, the security interests granted to the Trustee in PCL's receivables were subordinated to Daiwa, as the lender providing the Credit Facility (as defined below).

        Until the first two cash interest payments were made by PCL, the Indenture contained covenants regarding minimum earnings before interest, taxes, depreciation and amortization ("EBITDA"), minimum tangible net worth, minimum EBITDA/interest expense coverage and certain restrictions on capital expenditures. The Indenture contained customary covenants, representations and warranties, as well as customary provisions regarding defaults, remedies and modifications.

The Warrant Agreement

        PCL had issued warrants (subject to adjustment as set forth below) for the purchase by warrant holders of an aggregate of 131,579 shares of PCL Common Stock, which amount constituted approximately 5% of the shares of the PCL Common Stock to be issued and outstanding immediately after the Effective Date of the Plan. Each warrant entitled the holder thereof to acquire one share of PCL Common Stock at a price of $13.30 per share. The exercise price was derived based upon an assumed total enterprise value for PCL of $90 million. The warrants were exercisable at any time from 9:00 a.m., New York City time, on the date of their issuance to 5:00 p.m., New York City time, until the fifth anniversary of the Effective Date of the Plan (the "Exercise Period"). Each warrant not exercised prior to the expiration of the Exercise Period would become void.

        The number and kind of securities purchasable upon the exercise of warrants and the exercise price therefor was subject to adjustment upon the occurrence of certain events, including the issuance of PCL Common Stock or other shares of capital stock as a dividend or distribution on the PCL Common Stock; subdivisions, reclassifications and combinations of the PCL Common Stock; the issuance to all holders of PCL Common Stock of certain rights, options or warrants entitling them to subscribe for or purchase PCL Common Stock; the distribution to holders of PCL Common Stock of evidences of indebtedness or assets of PCL or any entity controlled by PCL (excluding cash dividends or cash distributions from consolidated earnings or surplus legally available for such dividends or distributions); the distribution to holders of PCL Common Stock of shares of capital stock of any entity controlled by PCL; the issuance of shares of PCL Common Stock for less consideration than the then-current market price of the PCL Common Stock; and the issuance of securities convertible into or exchangeable or exercisable for shares of PCL Common Stock or rights to subscribe for such securities, for a consolidation per share of PCL Common Stock deliverable on such conversion, exchange or exercise less than the then-current market price thereof (although no adjustment in such shares or exercise price would be required in connection with the issuance of the PCL Common Stock, options, rights, warrants or other securities pursuant to the Plan, any plan adopted by PCL or any entity controlled by PCL for the benefit of employees or directors, or any share purchase rights plan adopted by PCL; the issuance of shares of PCL Common Stock or securities convertible into or exchangeable for shares of PCL Common Stock pursuant to an underwritten public offering satisfying specified criteria; sales of PCL Common Stock pursuant to a plan adopted by PCL for the reinvestment of dividends or interest; the issuance of shares of PCL Common Stock to shareholders of any corporation which is acquired by, merged into or made a part or subsidiary of PCL in an arm's-length transaction; or a change in the par value of the PCL Common Stock). Additionally, no adjustment would be required if in connection with any of the events otherwise giving rise to an adjustment the holders of the warrants received such rights, securities or assets as such holders would have been entitled had the warrants been exercised immediately prior to such event, and no adjustment would be required unless such adjustment would require a change in the aggregate number of shares of PCL Common Stock issuable upon the hypothetical exercise of a warrant of at least 1% (but any adjustment requiring a change of less than 1% was to be carried forward and taken into account in any subsequent adjustment).

        PCL and the warrant agent were permitted from time to time to supplement or amend the Warrant Agreement without the approval of any holder to cure, among other things, any ambiguity or to correct or supplement any provision or to comply with the requirements of any national securities exchange. Any other supplement or amendment to the Warrant Agreement would require the approval of the holders of a majority of the then outstanding warrants; provided, however, that any such amendment or supplement that (i) increased the exercise price;
(ii) decreased the number of shares of PCL Common Stock issuable upon exercise of warrants; or (iii) shortened the Exercise Period would require the consent of each holder of a warrant affected thereby.

The PCL Common Stock Registration Rights Agreement

        After the earlier of: (a) thirty months from the date of the PCL Common Stock Registration Rights Agreement, or (b) six months after the date that the first registration statement filed by PCL with respect to shares of the PCL Common Stock in connection with an underwritten public offering was declared effective by the Securities and Exchange Commission (the "Commission"), and continuing throughout the term of the PCL Common Stock Registration Rights Agreement, those shareholders (including the Company) holding at least a majority of the Registrable Securities (as defined below) issued to the Senior Lenders and the Company under the Plan would have the right to request the registration of such Registrable Securities (a "Demand"). PCL would then have been required to file with the Commission, within 120 days after receiving notice of such Demand (such time period to be extended by the number of days that a suspension period may be in effect), a registration statement (a "Stock Registration Statement") on Form S-1 or Form S-3, if use of such a form was then available to cover resales of Registrable Securities. Such holders thereof would have been required to satisfy certain conditions relating to the provision of information in connection with any Stock Registration Statement. PCL agreed to use commercially reasonable efforts to cause any Stock Registration Statement to be declared effective by the Commission within 180 days of such Demand.

        In the event that PCL defaulted under its obligations with respect to the registration of the PCL Common Stock, under certain circumstances, PCL would be liable for liquidated damages for the period that such default continued. No liquidated damages would be payable with respect to any week commencing two years or more after PCL consummated a registered public offering of its equity securities.

        Under the PCL Common Stock Registration Rights Agreement, "Registrable Securities" meant the PCL Common Stock acquired by persons pursuant to the Plan or acquired by their successors and permitted assigns in accordance with such agreement. The holders of the PCL Common Stock who are a party to the PCL Common Stock Registration Rights Agreement had the right to make one Demand for the filing of a Stock Registration Statement.

        The PCL Common Stock Registration Rights Agreement contained a variety of other provisions applicable to a demand registration and included certain limited provisions pertaining to a shelf registration. However, the provisions of the PCL Common Stock Registration Rights Agreement were for the exclusive benefit of the parties thereto. PCL was required to pay specified expenses in connection with such registration and was required to indemnify the selling stockholders against certain liabilities, including liabilities under the Act. The registration rights provided for in the PCL Common Stock Registration Rights Agreement were transferable to permitted transferees of PCL Common Stock that complied with specified procedures.

The Senior Notes Registration Rights Agreement

        After a period of 15 months from the date of the Senior Notes Registration Rights Agreement, and continuing throughout the term of the Senior Notes Registration Rights Agreement, those Senior Lenders holding at least a majority of the Registrable Securities (as defined therein) issued to the Senior Lenders under the Plan had the right to make a demand for the filing of a registration statement. PCL would then have been required to file with the Commission within 120 days after receiving notice of such demand (such time period to be extended by the number of days that a suspension period may be in effect), a registration statement (a "Note Registration Statement") on Form S-1 or Form S-3, if use of such a form was then available to cover resales of Registrable Securities. Such holders would have been required to satisfy certain conditions relating to the provision of information in connection with any Note Registration Statement. PCL agreed to use commercially reasonable efforts to cause any Note Registration Statement to be declared effective by the Commission within 180 days of such demand.

        In the event that PCL defaulted under its obligations with respect to the registration of the Senior Notes, under certain circumstances, PCL would be liable for liquidated damages for the period of such default. No liquidated damages would be payable with respect to any week commencing two years or more after PCL consummated a registered public offering of its equity securities.

        Under the Senior Notes Registration Rights Agreement, "Registrable Securities" meant the new Senior Notes acquired by persons pursuant to the Plan or acquired by their successors and permitted assigns in accordance with such agreement. The holders of the Senior Notes who were a party to the Senior Notes Registration Rights Agreement would have the right to make one demand for the filing of a Note Registration Statement.

        The Senior Notes Registration Rights Agreement contained a variety of other provisions applicable to a demand registration and included certain limited provisions pertaining to a shelf registration. However, the provisions of the Senior Notes Registration Rights Agreement were for the exclusive benefit of the parties thereto. PCL would be required to pay specified expenses in connection with such registration and would be required to indemnify the selling stockholders against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act"). The registration rights provided for the Senior Notes Registration Rights Agreement were transferable to permitted transferees of Senior Notes that complied with specified procedures.

The Stockholders Agreement

        J. Marvin Feigenbaum, the Company and Oaktree Capital Management, LLC, as agent on behalf of certain funds and accounts ("Oaktree") (collectively, the "Stockholders"), and PCL entered into the Stockholders Agreement as of September 30, 1997. Following the completion of the reorganization of PCL under Chapter 11, the Company owned approximately 52.6% of the issued and outstanding capital stock of PCL. In June 1998, PCL's business required $4 million for working capital purposes. The Company, however, did not have sufficient monies available to independently lend or participate in new lending to PCL. Oaktree, the holder of approximately 44% of the issued and outstanding capital stock of PCL and approximately 96% of the outstanding principal amount of PCL's Senior Secured Notes due 2004, agreed to loan PCL additional working capital. As consideration for such loan, Oaktree required and received certain promissory notes from PCL, the right to purchase 67,500 shares of common stock of PCL from the Company (representing 2.7% of PCL's issued and outstanding shares of common stock), and the right to elect a majority of the Board of Directors of PCL. On June 16, 1998, the Company sold the 67,500 shares of the common stock of PCL to Oaktree, acting as agent on behalf of certain funds and accounts, for the aggregate purchase price of $750,000. The proceeds from the sale of the shares were used by the Company for working capital. As a result of the sale of the 67,500 shares, the ownership of the outstanding and issued common stock of PCL by the Company and Oaktree was 49.9% and 46.8% respectively. On June 16, 1998, the Stockholders Agreement was amended and restated in connection with the sale by the Company of the 67,500 shares of PCL Common Stock to Oaktree and the issuance by PCL of certain secured promissory notes in the aggregate principal amount of $4 million. On October 29, 1998, the Stockholders Agreement was further amended and restated in connection with additional borrowings of PCL from Oaktree, and PCL issued an additional secured promissory note in the aggregate principal amount of $2 million. See "Business - Description of the Secured Loan and Related Documents." Following is a brief description of the substantive provisions of the Stockholders Agreement as amended and restated:

        (i) Transfer Restrictions. None of the shares of PCL Common Stock or any securities exercisable for or convertible into the PCL Common Stock (the "Securities") held by the Stockholders may be transferred unless (A) the transferee shall deliver to PCL a written acknowledgment that the Securities are subject to the Stockholders Agreement; (B) such transfer shall be made pursuant to a public offering registered under the Securities Act and in accordance with applicable state law; (C) such transfer is made to an affiliate of the transferring Stockholder; (D) such transfer is made by the Company in a pro rata distribution of Securities to its stockholders; or (E) such transfer is made by Oaktree in a distribution to its partners. In addition, the Stockholders agreed that they would not, without the prior written consent of PCL, transfer any shares of PCL Common Stock to Cerberus Partners, L.P. or any entity which owned, directly or indirectly, 5% or more of the issued and outstanding equity securities of any entity that conducts clinical or specialized laboratory services as its principal business.

        (ii) Stockholder Share Purchase Rights. If PCL desires in good faith to issue or transfer the securities, PCL shall deliver a written notice of the proposed transfer to each Stockholder (the "Transfer Notice"), which notice shall contain a description of the proposed transaction and the terms thereof, and shall be accompanied by a copy of the bona fide third party written offer. If PCL receives authority from its Board of Directors, it may issue the Securities on the terms set forth in the Transfer Notice; subsequently (except in certain circumstances set forth in the Stockholders Agreement), the Company shall make the offer to sell to each Stockholder a pro rata portion of the Securities based upon such Stockholder's holdings of PCL Common Stock. Any Stockholder may, by written notice, accept such offer, in whole or in part, within thirty (30) days after receipt of the offer.

        (iii) Composition of Board of Directors. On May 10, 1999, the date of the sale of substantially all of the assets of PCL to Unilab Corporation, the Board of Directors of PCL was comprised of Dr. Nathan Rubin, Mr. J. Marvin Feigenbaum, Mr. Matthew S. Barrett, Mr. David Sterling and Mr. Kenneth Liang. On May 12, 1999, Dr. Rubin and Messrs. Feigenbaum and Sterling resigned from the Board of Directors of PCL. See "Business - Sale by PCL of Substantially All of its Assets to Unilab".

        (iv) Voting Agreement. The Company and Oaktree are to designate two and three members, respectively, out of the five members of the Board of Directors to be designated by the Stockholders at the next annual or special meeting called for the purpose of electing directors, pursuant to the June 16, 1998 amendment to the Stockholders Agreement arising out of the sale by the Company to Oaktree of the 67,500 shares of PCL Common Stock in connection with the loan by Oaktree to PCL in the aggregate principal amount of $4 million. Prior to the June 16, 1998 amendment, the Company and Oaktree were to designate three and two members of the Board of directors, respectively. If a director designated by Oaktree or the Company vacated such position for any reason prior to the expiration of his or her term, then Oaktree or the Company would have the right to nominate a replacement so long as it continued to beneficially own the percentage of outstanding Securities specified in the Stockholders Agreement.

        (v) Corporate Governance. During such time as the Company had the right to designate Directors under the Stockholders Agreement, an affirmative vote of at least one Director who was appointed by the Company was required to:
(A) authorize or propose to authorize any agreement of PCL other than issuances of securities pursuant to warrants, employee benefit plans, management incentive plans or employment agreements with officers of PCL; (B) issue, or propose to issue any capital stock; (C) modify or propose to modify the Certificate of Incorporation or Bylaws of PCL; (D) directly or indirectly acquire or propose to acquire any of its capital stock, or any security exercisable or exchangeable for or convertible into any of its capital stock; (E) incur, or cause any subsidiary of PCL to incur any indebtedness or other payment obligation out of the ordinary course of business (other than amounts borrowed pursuant to the Loan and Security Agreement), that exceeded $1 million when aggregated with all other outstanding indebtedness of PCL and its subsidiary; (F) make any capital expenditure that exceeded $1 million when aggregated with all other capital expenditures in the immediately preceding twelve month period; or (G) modify the employment agreement or otherwise approve any compensation arrangement or other transaction for the benefit of Mr. Feigenbaum other than as provided in the employment agreement.

        (vi) Option. Pursuant to terms of the Stockholders Agreement, the Company granted to Oaktree an exclusive option (the "Option") to purchase all of the shares of PCL Common Stock or any securities exercisable for or convertible into the common stock of PCL (the "Securities") held by the Company at the time of exercise of such Option (the "Option Shares") for aggregate consideration of $10 million (the "Option Price"). The Option was exercisable by Oaktree on or prior to the earlier of (x) December 31, 2000 or (y) in the event that shareholder approval of the Option was required by the stockholders of the Company and such approval was not obtained prior to December 31, 1998 (the "Stockholder Termination Date"), then December 31, 1998. The Option was exercisable for a period of ninety (90) days following each date on which (i) one or more directors nominated by the Company failed to affirmatively vote for any action described in section (v) above that would require the approval of a director nominated by the Company and (ii) such action was approved by a majority of the members of the Board of Directors (each such date, a "Triggering Event").

        Oaktree could have exercised the Option by delivering written notice to the Company of its intent to so exercise the Option and specifying the date on which the closing of such exercise of the Option would occur, which in no event could be later than ninety (90) days following the Triggering Event (the "Option Closing"). In the event that Oaktree exercised the Option prior to the Stockholder Termination Date and, as of such date, United Stockholder Approval was not obtained, the Option Closing was to have occurred as soon as practicable following the date on which United Stockholder Approval was obtained. In the event United Stockholder Approval was not obtained prior to the Stockholder Termination Date, the exercise of the Option would have been deemed to have not occurred and Oaktree would have no obligation to deliver the Option Price to the Company.

        (vii) Buy-Sell Agreement. Either Oaktree or the Company (the "Initiating Stockholder") could have provided written notice (the "Buy/Sell Offering Notice") to the other party (the "Responding Stockholder") of the Initiating Stockholder's intent to purchase all (but not less than all) of the Securities that the Responding Stockholder owned, subject to receipt of United Stockholder Approval, if necessary, from and after December 31, 2000 until the date five years following the date that United Stockholder Approval was obtained.

        The Stockholders Agreement required the Initiating Stockholder to specify in the Buy/Sell Offering Notice the cash purchase price per share at which the Initiating Stockholder would be willing to purchase all of the Securities that the Responding Shareholder owned, which consideration could not be less than $0.81 per share (subject to adjustment to reflect any and all stock splits, stock dividends and other combinations and reclassifications of Securities occurring following the date of the Stockholders Agreement) and the date on which such transaction would be consummated (which such date could not be more than ninety (90) nor less than fifteen (15) days after the date of receipt by the Responding Stockholder of the Buy/Sell Offering Notice (the "Buy/Sell Closing")).

        Upon receipt of the Buy/Sell Offering Notice, the Responding Stockholder was obligated either:

        (i) To sell to the Initiating Stockholder for cash all of its Securities on the date, at the price per share and on the terms set forth in the Buy/Sell Offering Notice; or

        (ii) To purchase all of the Securities owned by the Initiating Stockholder for cash on the date, at the price per share and on the terms set forth in the Buy/Sell Offering Notice. If the Responding Stockholder elected to purchase the shares of the Initiating Stockholder, the offer of the Initiating Stockholder to purchase the Responding Stockholder's shares would be deemed to be null and void and the Initiating Stockholder would be deemed to have accepted an offer by the Responding Stockholder to purchase the Initiating Stockholder's shares at the per share purchase price proposed by the Initiating Stockholder.

The PCL Certificate of Incorporation and the PCL By-Laws

        The PCL Certificate of Incorporation provides that the number of directors shall be five, the directors may be elected only at an annual meeting of stockholders of PCL, and said election need not be by written ballot unless requested by the chairman or by the majority stockholders of PCL. Vacancies on the PCL board will be filled solely by the majority of the remaining directors then in office and board members elected in this manner will hold office until the next annual meeting and until his or her successor is elected and qualified. Any director may be removed from office only at an annual or special meeting of the stockholders, the notice of which meeting states that the removal of a director is among the purposes of the meeting, and with an affirmative vote of the holders of at least 66 2/3% of the voting stock. The PCL Certificate of Incorporation provides that each director, officer, employee or agent of PCL shall be indemnified by PCL to the full extent permitted by law, and will be entitled to advancement of expenses in connection therewith.

        The PCL Bylaws provide, in general, that (i) subject to the PCL Certificate of Incorporation, the number of directors will be fixed within a specified range by a majority of the total number of PCL directors then in office; (ii) the directors in office from time to time will fill any newly created directorship or vacancy on the board; (iii) directors may be removed only by the holders of at least 66 2/3% of PCL's voting stock; (iv) special meetings of stockholders may be called only by the Chairman of the board of the directors of PCL or the Secretary of PCL within ten days of receipt of the written request of a majority of the total number of directors of PCL that PCL would have if there were no vacancies, or the holders of record of at least 10% of the voting stock, and any such request must state the purpose or purposes of the proposed meeting; and (v) subject to certain exceptions, the board may postpone and reschedule any previously scheduled annual or special meeting of stockholders.

        The PCL Bylaws also require that stockholders desiring to bring any business before an annual meeting of stockholders deliver written notice thereof to the Secretary of PCL not less than 50 days in advance of the meeting of stockholders; provided, however, that in the event that the date of the meeting is not publicly announced by PCL more than 60 days prior to the meeting, notice by the stockholder to be timely must be delivered to the Secretary of PCL not later than the close of business on the tenth day following the day on which such announcement of the date of the meeting was so communicated. The PCL Bylaws further require that the notice by the stockholder set forth a description of the business to be brought before the meeting and the reasons for conducting such business at the meeting and certain information concerning the stockholder proposing such business at the meeting and the beneficial owner, if any, on whose behalf the proposal is made, including their names and addresses, the class and number of shares of PCL that are owned beneficially and of record by each of them and any material interest of either in the business proposed to be brought before the meeting.

        The PCL Bylaws also provide that the terms of any director who is also an officer of PCL will terminate automatically, without any further action on the part of the board or such director, upon the termination for any reason of such director in his or her capacity as an officer of PCL.

        Under applicable provisions of the Delaware General Corporation Law, the approval of a Delaware company's Board of Directors, in addition to stockholder approval, is required to adopt any amendment to a company's certificate of incorporation, but a company's bylaws may be amended either by action of its stockholders or, if the company's certificate of incorporation so provides, its Board of Directors. However, PCL's Certificate of Incorporation and Bylaws provide that the provisions summarized above and certain other provisions, including those relating to the classification of the board and nominating procedures, may not be amended by the stockholders nor may any provisions inconsistent therewith be adopted by the stockholders, without the affirmative vote of the holders of at least 75% of the company's voting stock, voting together as a single class. PCL's Certificate of Incorporation authorizes the board to approve amendments to the PCL Bylaws. Any amendment to the PCL Bylaws relating to the automatic termination of any director who is an officer upon termination of such officer would require the affirmative vote of the holders of at least 66 2/3% of the directors then in office.

The PCL Daiwa Facility

        On September 30, 1997, PCL and its wholly owned subsidiary, Bio-Cypher Funding Corp. (the "Funding Corp."), entered into a credit facility (the "Credit Facility") with Daiwa Healthco-3-LLC ("Daiwa"). Under the Credit Facility, PCL sold and contributed all of its healthcare accounts receivables to the Funding Corp., which in turn pledged such accounts receivable to Daiwa as collateral for revolving loans. The proceeds of such revolving loans were used to purchase the eligible accounts receivable from PCL. PCL then used such funds to fund future operating and capital expenditures and to establish the future liquidity needed to operate its businesses.

        Under a Healthcare Receivables Purchase and Transfer Agreement between PCL and the Funding Corp. dated as of September 30, 1997 (the "Receivables Agreement"), PCL sold and contributed all of its healthcare accounts receivables and related items to the Funding Corp. for a purchase price equal to 95% of the expected net value of those accounts receivable that met certain eligibility requirements. PCL also acted as the servicer of such accounts receivable, continuing to conduct all billing and collection responsibilities. The Funding Corp. could have replaced PCL with a third-party servicer upon the occurrence of certain termination events.

        Under a Loan and Security Agreement between the Funding Corp. and Daiwa dated as of September 30, 1997 (the "Loan Agreement"), the Funding Corp. pledged the accounts receivable received from PCL to Daiwa as collateral for revolving loans. Daiwa made revolving loans available to the Funding Corp. in an amount up to the lessor of (a) $10 million and (b) a borrowing base equal to 85% of the value of eligible accounts receivable, subject to certain adjustments. The Funding Corp. was required to pay interest on the outstanding balance of these revolving loans at an interest rate per annum equal to three percent in excess of the LIBOR Rate (as defined and calculated under the Loan Agreement), which interest rate would increase by two percent (the "Default Rate") after an event of default under the Loan Agreement. The Funding Corp. was also required to pay to Daiwa a monthly non-utilization fee equal to one-half of a percent on the amount by which $10 million exceeded the outstanding balance of all revolving loans during the prior month.

PCL's Failure to Observe Certain Covenants Made in Connection with the Daiwa Facility


        Both the Receivables Agreement and the Loan Agreement contained representations and warranties, affirmative and negative covenants (including financial covenants), events of default and events of termination that are typical in transactions of this nature. PCL and the Funding Corp. were not in compliance with certain covenants under the Receivables Agreement and the Loan Agreement, respectively, which constituted an event of default. In addition, the Funding Corp.'s default under the Loan Agreement and PCL's defaults under the Receivables Agreement constituted events of default under other agreements to which PCL was a party including the Indenture (as defined below) relating to the issuance of PCL's Senior Secured Notes due 2004 in the aggregate principal amount of $55 million and the Note Purchase Agreement relating to the issuance of PCL's Senior Secured Notes due 2001 in the aggregate principal amount of $6 million. See "Business - Effectiveness of Chapter 11 Reorganization" and "Business - Description of the Secured Loan and Related Documents." As a result of the Funding Corp.'s default under the Loan Agreement, Daiwa was charging the Default Rate with respect to the outstanding balance under the Credit Facility. Under the Loan Agreement, Daiwa was also permitted to accelerate the payment of debt as a result of the failure to observe certain covenants under the Loan Agreement and the Receivables Agreement; however, Daiwa did not pursue this remedy. Oaktree, the holder of the Senior Secured Notes due 2004 and the Senior Secured Notes due 2001, was also permitted to accelerate the repayment of such notes; however, Oaktree did not pursue this remedy. Upon the sale by PCL of its business and assets on May 10, 1999, all amounts due under the Daiwa credit facility were paid in full.

FINANCING OF PURCHASE OF INTEREST IN PCL - PRIVATE PLACEMENT OF SERIES A CONVERTIBLE PREFERRED STOCK

        In order for the Company to acquire the PCL Senior Debt which was converted into 52.6% of the common stock of PCL as part of the Plan, in October 1996, the Company commenced a private placement of 14,000 shares of its Series A Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share, from which it realized aggregate gross proceeds of $14 million. On November 5, 1996, the Company completed the first closing of the offering, from which the Company realized gross proceeds of $10 million from the sale of 10,000 shares of Series A Preferred Stock. On December 2, 1996, the Company completed the offering and received additional gross proceeds of $4 million. The Company received net proceeds of $12,849,000 in connection with the offering. Each share of Preferred Stock, by its terms, is convertible into such number of shares of Common Stock as shall equal $1,000 divided by a conversion rate equal to the lesser of (i) 75% of the average closing price of a share of Common Stock reported by the Nasdaq SmallCap Stock Market for the five trading days prior to the date of the holder's notice of conversion or (ii) $1,225, subject to adjustment. Through August 25, 1999, an aggregate of 644,276 shares of Common Stock were issued upon conversion of 11,174 shares of Preferred Stock. All of the shares were converted based on the "floating" Conversion Rate referenced in
(i) above.

        The Company filed a registration statement relating to the shares of Common Stock issuable upon conversion of the Preferred Stock (the "Conversion Shares") in December 1996, but withdrew the registration statement in February 1997. The Company subsequently filed a new registration statement in April 1997 relating to the Conversion Shares, which was declared effective by the Commission on July 23, 1997. The selling stockholders under such registration statement each represented to the Company that they were not part of any "group" as defined in Rule 13d-5 under the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, and each represented that he or it was the sole beneficial owner of Common Stock of the Company registered in his or its name or issuable upon conversion of additional shares of Preferred Stock. As a result of the Company's acquisition of a 52.6% interest in PCL in October 1997, the Company suspended further sales of Conversion Shares pursuant to the registration statement pending stockholder authorization of additional shares of Common Stock to be issued upon conversion of the Preferred Stock, the preparation and filing by the Company of additional reports with the Commission relating to the completion of the acquisition of its majority interest in PCL, and the Company amending its registration statement to reflect the completion of the PCL transaction. On October 20, 1997, the Company filed an initial Current Report on Form 8-K relating to its acquisition of such majority interest in PCL and, under the applicable rules for such form, had 60 days therefrom to file the requisite financial statements of PCL. Sales under the registration statement remained suspended pending the preparation and filing of such additional reports, principally relating to the requisite PCL financial statements, which additional reports have not been completed to date. As of the date hereof, no post-effective amendment to the registration statement has been filed and sales under that registration statement remain suspended.

        For information regarding certain litigation concerning conversion of the Preferred Stock into Common Stock and ability to sell under the Selling Shareholder Registration Statements, see "Legal Proceedings".

DESCRIPTION OF THE SALE OF THE SHARES OF THE COMMON STOCK OF PCL BY THE COMPANY TO OAKTREE

        On June 16, 1998, the Company sold 67,500 shares of common stock of PCL to Oaktree. Following the reorganization of PCL under Chapter 11, the Company owned approximately 52.6% of the issued and outstanding capital stock of PCL. In June 1998, PCL's business required $4 million for working capital purposes. The Company, however, did not have sufficient monies available to independently lend or participate in a new lending to PCL. Oaktree, the holder of approximately 44% of the issued and outstanding capital stock of PCL and approximately 96% of the outstanding principal amount of the Senior Notes, agreed to loan PCL the additional working capital. As consideration for the loan, Oaktree required and received certain promissory notes from PCL in the aggregate principal amount of $4 million, the right to purchase the 67,500 shares of PCL Common Stock from the Company (representing approximately 2.7% of the issued and outstanding capital stock of PCL), and the right to elect a majority of PCL's Board of Directors. As a result of this sale Oaktree and the Company now own approximately 46.8% and 49.9%, respectively, of the issued and outstanding capital stock of PCL. In connection with the sale of the 67,500 shares of PCL Common Stock, the Company and Oaktree entered into the Stock Purchase Agreement, dated as of June 12, 1998, and the Company, PCL, Oaktree and J. Marvin Feigenbaum (the "Stockholders") entered into an Amended and Restated Stockholders Agreement which amended and restated an Initial Stockholders Agreement by and among the Stockholders dated September 30, 1997. The Amended and Restated Stockholders Agreement was further amended on October 29, 1998 in connection with the issuance by PCL of an additional promissory note to Oaktree in the principal amount of $2 million, upon the same terms and conditions as those notes issued by PCL in June, 1998. For a description of such Stockholders Agreement, see "Business - The Stockholders Agreement."

Description of the Secured Loan and Related Documents

        On June 16, 1998 (the "Initial Closing Date") and November 2, 1998, Oaktree loaned $4 million (the "Initial Loan") and $2 million, respectively (the "Second Loan" and collectively with the Initial Loan, the "Loans"), to PCL. The Loans were evidenced by certain secured promissory notes (the "Oaktree Notes") bearing interest at the rate of 15% per annum and maturing on June 12, 2001. Interest on the Oaktree Notes was payable semi-annually on April 1 and October 1 of each year. The Oaktree Notes provided that PCL could elect, in its sole discretion, to pay interest by either of (a) payment of cash or (b) delivery of additional Notes (valued at 100% of the principal amount thereof). The Oaktree Notes by their terms were subordinated to the $10 million secured credit facility of Daiwa and senior to the $55 million outstanding principal amount of the Senior Notes. The proceeds of the Loans were used by PCL for working capital.

        In connection with the issuance of the Oaktree Notes in the aggregate principal amount of $6 million, PCL and Oaktree entered into a Note Purchase Agreement dated as of June 12, 1998 and as amended as of October 29, 1998 (the "Note Purchase Agreement"), a Security Agreement dated as of June 12, 1998 and as confirmed on November 2, 1998, between PCL and Oaktree (the "Security Agreement") and a Pledge Agreement dated as of June 12, 1998 and as confirmed as of October 29, 1998 (the "Pledge Agreement"). In addition, an Intercreditor and Subordination Agreement dated as of June 12, 1998 and as of October 29, 1998 was entered into by and between Oaktree and U.S. Bank Trust National Association (as trustee (the "Trustee") under the Indenture), and acknowledged by PCL (the "Trustee Intercreditor Agreement"), and an Intercreditor and Subordination Agreement dated as of June 12, 1998 was entered into by and between Oaktree and Daiwa and acknowledged by PCL (the "Daiwa Intercreditor Agreement").

        The Oaktree Notes were redeemable, at PCL's option, in whole or in part, upon 10 days' notice, at a redemption price equal to 100% of the principal amount thereon, plus accrued and unpaid interest thereon through the applicable redemption date. PCL was not obligated to make mandatory redemption or sinking fund payments with respect to the Oaktree Notes.

        Other than with respect to the account receivables of PCL as to which Daiwa had a first lien, payment of the Oaktree Notes was secured by a first priority lien in all existing and future assets of PCL including, without limitation, equipment, inventory, intellectual property (including patents, copyrights and trademarks), documents and instruments. As additional collateral for payment of the Oaktree Notes, PCL pledged 100 shares of common stock of Bio-Cypher Funding Corp., an accounts receivable funding subsidiary of PCL. With respect to the accounts receivables of PCL, Oaktree had a second priority lien. Each of the Security Agreement and Pledge Agreement contained customary provisions regarding the preservation of collateral, defaults and remedies, as well as customary covenants, representations and warranties. Pursuant to the terms of the Trustee Intercreditor Agreement, the security interests granted to the Trustee to secure the Notes with respect to certain collateral were subordinated to Oaktree. Pursuant to the terms of the Daiwa Intercreditor Agreement, the security interest granted to Oaktree in the account receivables of PCL was subordinated to the security interests granted to Daiwa in such account receivables. In addition, in connection with the transactions, the Trustee, a majority of the holders of the Senior Notes and Daiwa, to the extent necessary, executed documents consenting to PCL entering into and consummating the transactions and waiving any breach or default that may have occurred as a result of PCL entering into and consummating the Transactions; provided, however that none of the Trustee, Daiwa or a majority of the holders of the Senior Notes waived any existing, if any, or future defaults by PCL under any documents executed by such parties and PCL.

SALE BY PCL OF SUBSTANTIALLY ALL OF ITS ASSETS TO UNILAB

        On May 10, 1999, PCL disposed of substantially all of its assets to Unilab Corporation ("Unilab") in exchange for a combination of cash, a convertible promissory note of Unilab and Unilab common stock. The sale consideration was valued in the aggregate at approximately $40 million. The proceeds of sale were principally used by PCL to satisfy a portion of PCL's secured indebtedness, which aggregated approximately $70 million at the time of sale. PCL was in default under all of this indebtedness at the time of the sale.

        No proceeds of the sale of PCL assets were available for distribution to the PCL shareholders. However, in connection with the sale, the Company received a payment of $3,250,000 in cash from certain holders of PCL's secured indebtedness.

CERTAIN COMPANY CORPORATE MATTERS - INCREASE OF AUTHORIZED CAPITAL, DELISTING FROM THE NASDAQ SMALLCAP MARKET, AND REVERSE STOCK SPLIT

        As a result of the decline in the market price of the Common Stock following the closing of the private placement in November and December, 1996, the number of shares of Common Stock issuable upon conversion of Series A Preferred Stock was far in excess of the number that would have been required to be issued based on the market price of the Common Stock at the time of the consummation of the private placement, and was in excess of the amount of authorized and unissued shares of Common Stock under the Company's charter. As of October 15, 1997, a majority of the Company's stockholders as of August 8, 1997 approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the total number of shares of all classes of capital stock which the Company may issue to fifty-two million shares; such increase having been effected by increasing the number of shares of Common Stock from twelve million shares to fifty million shares and by increasing the number of shares of preferred stock from one million shares to two million shares. This proposal was made via a consent solicitation proxy statement on behalf of the Company's Board of Directors. The amendment was declared effective by the Secretary of the State of Delaware on October 21, 1997. By reason of such amendment, the Company was able to legally issue shares of its Common Stock from time to time as future conversions of Preferred Stock occurred.

        By letter dated April 17, 1998, from The Nasdaq Stock Market, the Company was advised that Nasdaq had commenced proceedings to delist the Company's Common Stock from inclusion in the Nasdaq SmallCap Market ("NSCM") by reason of the inability of the Company to file its Annual Report on Form 10-KSB for the year ended December 31, 1997. The inability of the Company to file its Annual Report on Form 10-KSB was occasioned because the audit of the Company's financial statements for the year ended December 31, 1997 was delayed by reason of a pending change in the Company's independent auditors. The Company requested a hearing with respect to the delisting proceedings. On June 1, 1998, the Company was notified by The Nasdaq Stock Market that the Company's Common Stock would be delisted from the NSCM, effective as of the close of business on June 1, 1998. The notification resulted from a determination by a Nasdaq Listing Qualifications Panel, following a hearing held on May 14, 1998, to reject the Company's request for continued inclusion on the NSCM. The Company's Common Stock was quoted on the NSCM through May 15, 1998. The Company believes that the delisting of the Common Stock has had a depressive effect upon the market price of the Common Stock and adversely affected the liquidity of the Common Stock because, subsequent to May 15, 1998, the Common Stock has been quoted in the "pink sheets" maintained by National Quotation Bureau, Inc., which is not an established trading market.

        Pursuant to prior stockholder authorization, the Company filed a Certificate of Amendment to its Certificate of Incorporation effective December 23, 1998, (i) effecting a 1-for-70 reverse stock split of its issued and outstanding Common Stock, resulting in each 70 issued and outstanding shares of the Common Stock being changed into one share, and (ii) changing the name of the Company to United Diagnostic, Inc.

EMPLOYEES

        As of August 25, 1999, the Company had three employees, including its one executive officer. None of the Company's employees are represented by a labor union, and the Company considers its relationship with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTIES

        The Company's principal executive offices, located at 476 Main Street, Suite 3-DFL, Wakefield, Rhode Island 02879, consist of approximately 500 square feet of office space under a lease with a term of one year commencing January 1, 1999, which lease may be renewed by the Company, at a monthly rental of $925 per month. The Company believes that its present facilities are adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS

        On February 4, 1998, a complaint was filed against the Company and others in an action in the United States District Court for the Southern District of New York captioned Gorra Holding and Barras Investment v. Nu-Tech Bio-Med, Inc., J. Marvin Feigenbaum and Robert B. Fagenson (Docket No. 98 Civ. 764 (JMP)). The complaint alleged that the Company and the other defendants violated Section 10(b) and Section 20 of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder. The complaint also alleged common law fraud, conversion and breach of contract. These claims against the Company were purportedly based on allegations that the Company participated in a scheme to deprive its Series A Convertible Preferred Shareholders of their conversion and registration rights. The complaint sought compensatory damages of at least $1.25 million and punitive damages of at least $3 million or, in the alternative, an order for the Company to allow the plaintiffs to exercise certain conversion and registration rights, together with reasonable costs and attorneys' fees. On March 3, 1999, following dismissal of all claims other than breach of contract, plaintiffs stipulated to a dismissal of the action without prejudice.

        In a Current Report on Form 8-K, dated May 29, 1997, the Company reported a complaint against the Company captioned Mordechai Gurary v. Isaac Winehouse, Isaac Winehouse d/b/a Wall & Broad Equities and Nu-Tech Bio-Med, Inc. (Docket No. 97 Civ. 3803 (LBS)) filed on May 23, 1997 in the United States District Court for the Southern District of New York. The complaint alleged that the Company and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 349 of the General Business Law of the State of New York (the "GBL"). The claims against the Company under the Exchange Act and the GBL were purportedly based on allegations that the Company knew of and failed to disclose, among other things, unlawful trading activity in the Company's securities by the other defendants named in the action. The complaint sought compensatory damages in an unstated amount, sought to enjoin the Company from registering certain Series A Convertible Preferred Stock until the determination of the action, and sought reasonable attorneys' and expert fees as well as treble and punitive damages. On February 9, 1998, the court dismissed with prejudice the federal claims of violations of Section 10(b) of the Exchange Act for failure to state a claim and dismissed the state claims of violations of Section 349 of the GBL. The dismissal of this action was appealed by the plaintiff. On August 24, 1999, the United States Court of Appeals for the Second Circuit issued its opinion affirming the district court's granting of summary judgment dismissing the complaint.

        On July 6, 1999, an action was commenced in the Superior Court of the State of Delaware in and for New Castle County entitled J & B Associates Profit Sharing Plan & Trust v. United Diagnostic, Inc., although it was not served upon the defendant until July 20, 1999. The plaintiff, which purports to be an Illinois corporation, alleges that it purchased 300 shares of Series A Convertible Preferred Stock from the Company for $300,000 pursuant to a Preferred Stock Securities Purchase Agreement dated November 19, 1996 (the "Agreement"). While the plaintiff converted a portion of the Preferred Stock it held into Common Stock, it alleges that it was unable to convert additional shares of Preferred Stock because the Company's Common Stock was delisted from the Nasdaq SmallCap Market ("NSCM"). The complaint alleges that in the Agreement, the Company warranted that the Common Stock would remain listed on the NSCM and, therefore, that it breached the terms of the Agreement. The complaint alleges claims for breach of contract and unjust enrichment against the Company, and seeks $200,000 in compensatory damages plus attorneys' fees and costs. The Company has moved to dismiss the complaint.

        On July 8, 1998 an arbitration was commenced before the AAA in Miami, Florida entitled Judith Prussin and Health Systems Development Corporation against NTBM Billing Services, Inc and Nu-Tech Bio Med, Inc. (Case No. 32 160 00219 98). The case concerned employment and consulting agreements between the Company and claimants, which agreements were executed in conjunction with the purchase by the Company of the claimants' business, Prompt Medical Billing, Inc. ("PMBI"), in October of 1996. Specifically in dispute were the amounts owed to claimants in light of the cessation of PMBI's business operations. Claimants sought damages in the amount of $44,187.28 along with interest, costs and attorneys fees associated with the arbitration. The matter was settled by confidential agreement of the parties, dated on or about May 28, 1999 and formally dismissed on June 17, 1999. The settlement provided, among other items, that the Company pay $35,000 to claimants and the claimants assign the right to collect an outstanding account payable to PMBI in the amount of $70,000. The first $10,000 collected from the outstanding account is to be paid to the Company, with any additional amounts collected to be split 50/50 amongst claimants and the Company. The right to collect the $70,000 reverts to the Company if at least $10,000 has not been collected by November 1, 1999 and a payment plan for the remainder is not in place.

        On July 22, 1998 an arbitration was commenced before the AAA in New York, New York entitled Nu-Tech Bio Med, Inc. and NTBM Billing Services, Inc v. Judith Prussin, Jeffrey Prussin and Prompt Medical Billing, Inc. (Case No. 13 180 00703 98). The case arose from the purchase by the Company of the respondents' business, PMBI, in October of 1996. Subsequent to the purchase, the business lost its principal customer and ceased operations. In the arbitration, the Company sought from the former owners of PMBI, inter alia, a judgment which constituted the return of the purchase price of PMBI (i.e., the return of approximately $100,000 in cash and the right to certain stock held in escrow pursuant to the Purchase Agreement). In an Award originally dated April 9, 1999 (and affirmed by the arbitrator on May 27, 1999), the arbitrator denied the relief sought by the Company and refused to grant the relief sought by respondents. On April 19, 1999, the Company initiated a Special Proceeding in the Supreme Court of the State of New York, County of New York captioned In re the Arbitration of Certain Controversies between Nu-Tech Bio Med, Inc. and NTBM Billing Services, Inc v. Judith Prussin, Jeffrey Prussin and Prompt Medical Billing, Inc. (Index No. 108158/99) to affirm the Award. The Special Proceeding is currently at the initial pleadings stage.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Increase of Capital Stock

        As of October 15, 1997, a majority of the stockholders of the Company as of August 8, 1997 approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the total number of shares of all classes of capital stock which the Company may issue to fifty-two million shares (without giving consideration to the 1 for 70 reverse stock split effected on December 23, 1998). Such increase was effected by increasing the number of shares of common stock from twelve million shares to fifty million shares (prior to the 1 for 70 reverse stock split); and by increasing the number of shares of preferred stock from one million shares to two million shares. This proposal was made via a consent solicitation proxy statement on behalf of the Company's Board of Directors. The amendment was declared effective by the Secretary of the State of Delaware on October 21, 1997. As of November 14, 1997, the tabulation of the votes cast on this proposal is as follows: (i) 96,810 shares (64.2%) were cast for the proposal; (ii) 25,279 shares (16.8%) were cast against the proposal; and
(iii) 516 shares (0.3%) abstained from voting.

Reverse Stock Split; Change of Name

        In accordance with stockholder authorization obtained pursuant to a consent solicitation statement mailed on or about June 12, 1998 to holders of record of Common Stock as of the close of business on June 9, 1998, the Company filed a Certificate of Amendment to its Certificate of Incorporation, (i) effecting a 1-for-70 reverse stock split of its issued and outstanding Common Stock, par value $.01 per share ("Common Stock"), resulting in each 70 issued and outstanding shares of the Common Stock being changed into one share, and
(ii) changing the name of the Company to "United Diagnostic, Inc." The effective date of each amendment is December 23, 1998. As of July 29, 1998, the tabulation of the votes cast on the proposal to effect the reverse stock split is as follows: (i) 350,142 shares (51.3%) were cast for the proposal; (ii) 24,690 shares (3.6%) were cast against the proposal; and (iii) 2,063 shares (0.3%) abstained from voting. As of July 29, 1998, the tabulation of the votes cast on the proposal to change the name of the Company is as follows: (i) 368,344 shares (54.0%) were cast for the proposal; (ii) 6,788 shares (.01%) were cast against the proposal; and (iii) 1,763 shares (.003%) abstained from voting.



                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

                               MARKET INFORMATION

        The Company believes that there is currently no established public trading market for the Common Stock. From December 20, 1994 until May 15, 1998, the Company's Common Stock was listed on the Nasdaq SmallCap Market. On June 1, 1998, The Nasdaq Stock Market advised the Company that it was delisting the Common Stock from the SmallCap Market effective at the close of business on that date. Nasdaq had commenced delisting proceedings in April 1998 following the failure of the Company to file with the Commission and Nasdaq its Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 Form 10-KSB"), which was required to be filed by April 15, 1998. Nasdaq also cited as a reason for delisting the fact that the bid price of the Common Stock had failed to equal or exceed $1.00 since February 23, 1998, the date on which new Nasdaq rules went into effect requiring, as a condition to continued listing of securities on the SmallCap Market, that the minimum bid price of the security equal or exceed $1.00. Subsequent to May 15, 1998, the last date that the Common Stock was quoted on Nasdaq, the Common Stock was quoted on the "pink sheets" maintained by the National Quotation Bureau, Inc. under the symbol "UNDI." The Company believes if the Common Stock is currently being traded, it is being traded on the "pink sheets".

        The inability of the Company to file the 1997 Form 10-KSB had been caused by a combination of the delay in the Company engaging new independent accountants to audit the Company's financial statements for the year ended December 31, 1997, arising out of the Company's limited financial resources, and the necessity to include audited consolidated financial information for PCL in the Company's financial statements. The Company is hereby filing 1997 Form 10-KSB, but it has yet to file its Annual Report on Form 10-KSB for the year ended December 31, 1998, or its Quarterly Report on Form 10-QSB for the quarters ended March 31, 1998, June 30, 1998, September 30, 1998, March 31, 1999 and June 30, 1999.

           The following table sets forth the range of high and low reported bid prices for the years ended December 31, 1996 and 1997. In order to fairly present the price of the Common Stock, the information is also included for the year ended December 31, 1998, and has not been adjusted to give effect to the 1 for 70 reverse stock split effective December 23, 1998. Quotations represent prices between dealers and do not reflect retail markups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                 Bid Prices of Common Stock
                                               ------------------------------
                                                  Low                   High
                                               ----------            --------
Year Ended December 31, 1998:
           First Quarter(1)                       1/16                  1/8
           Second Quarter(2)                      1/100                 1/8
           Third Quarter(3)                       1/1000                1/10
           Fourth Quarter(3)                      1/10000               1/16

                                                 Bid Prices of Common Stock
                                               ------------------------------
                                                  Low                   High
                                               ----------            --------
Year Ended December 31, 1997(4):
           First Quarter                        2 11/16              13 1/4
           Second Quarter                       1 1/2                 4 1/4
           Third Quarter                          5/32                1 15/16
           Fourth Quarter                         1/16                  11/16

Year Ended December 31, 1996(4):
           First Quarter                       14                    15 3/4
           Second Quarter                      14 17/32              16 7/8
           Third Quarter                       13 5/8                15 7/8
           Fourth Quarter                      10 3/4                16 5/8

----------

(1)     As reported by the Nasdaq SmallCap Market ("NSCM").

(2) As reported by NSCM from April 1, 1998 through May 15, 1998 and as quoted on the "pink sheets" maintained by the National Quotation Bureau, Inc. from May 16, 1998 through June 30, 1998.

(3)     As quoted on the pink sheets.

(4)     As reported by NSCM for all quarterly periods.

                                     HOLDERS

        The number of holders of record of the Company's Common Stock as of August 25, 1999 was 802.

                                    DIVIDENDS

        The Company has never paid a dividend, whether in cash or property, on its shares of Common Stock, and has no present expectation of doing so in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the financial statements of the Company and related notes included elsewhere in this Report. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. Generally, the words "anticipate," "believe," "estimate," "expects," and similar expressions as they relate to the Company and/or its management, are intended to identify forward looking statements. Among the factors that could cause actual results to differ materially are the following: the inability of the Company to obtain additional financing to meet its capital needs; competition within the clinical laboratory testing industry; and general business and economic conditions.

PRELIMINARY NOTES TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.      ACQUISITION AND DISPOSITION OF MEDICAL SCIENCE INSTITUTE, INC.

        On November 18, 1996, United Diagnostic, Inc. ("United") acquired all of the capital stock of Medical Science Institute, Inc. ("MSI") with the intent to ultimately sell MSI to Physicians Clinical Laboratory, Inc. ("PCL"). United had acquired MSI upon approval by the United States Bankruptcy Court of the Central District of California (the "Court") (Case No. LA 95-37790 TD) of the First Amended Plan of Reorganization (the "MSI Plan") of Medical Science Institute, Inc. MSI was engaged in the medical laboratory business primarily in the State of California and had been operating under Chapter 11 of the U.S. Bankruptcy Code since October 26, 1995. MSI provided clinical laboratory testing services, including testing of human tissue and fluid specimens to physicians, managed-care organizations, hospitals and other health care providers. MSI was a California corporation with its principal executive offices located in Burbank, California.

        Pursuant to the MSI Plan, the holders of all of the MSI capital stock (including any and all options, warrants and other convertible securities) received 1,917 shares of Common Stock of United with an aggregate value of $2,000,000. The number of shares of Common Stock to be issued under the MSI Plan was based upon the average closing price of a share of Common Stock for the 15 day period preceding November 18, 1996. The recipient of United's Common Stock is entitled to "piggyback" registration rights with respect to such shares. The sole holder of all capital stock of MSI was Fausto Mendez, Jr., the former President of MSI. Mr. Mendez had the option to receive $275,000 in cash with a concurrent reduction in the number of shares of United's Common Stock, which he chose to exercise on April 30, 1997.

        In addition, United agreed to make certain other payments to creditors and assume certain obligations under the MSI Plan. These payments included: (i) approximately $750,000 to pay administrative claims of professionals, (ii) an additional $425,000 for professional administrative claims payable over 12 months, (iii) approximately $572,000 payable for federal and state payroll taxes, (iv) approximately $2,500,000 to Austin Financial Services, Inc., a secured creditor of MSI, (v) trade payables in the amount of approximately $738,000, (vi) $75,000 payable to the federal government in satisfaction of certain claims, and (viii) $750,000 payable to general unsecured creditors. At the hearing confirming the MSI Plan held on November 18, 1996, United tendered $2,250,000 to the Court with respect to such payments.

        With respect to the sums payable under the Plan to Austin Financial Services, Inc., United obtained a loan in the principal amount of $2,500,000 from a third party lender on December 2, 1996. The loan bore interest at 15% per annum. All principal and interest on the loan was payable on January 31, 1997. On January 23, 1997, United obtained a new loan in the principal amount of $2,000,000 from a private lender, the proceeds of which were used to repay the $2,500,000 loan. The new loan bore interest at 7.5% per annum and was due and payable 60 days from the date of the loan. The lender also received five year common stock purchase warrants to purchase 1,428 shares of common stock at $805.00 per share. On February 24, 1997, the new loan for $2,000,000 was repaid. In connection with this transaction, United recorded a $494,000 interest charge representing the fair value of warrants issued in the quarter ended March 31, 1997.


        On February 26, 1997, United completed the sale of its ownership interest in MSI to PCL (Note 4). PCL was operating as a debtor-in-possession under Chapter 11 of the United States Bankruptcy Code (United

States Bankruptcy Court, Central District of California, Case No. SV96-23185-GM). United sold its interests in MSI to PCL for its costs and certain expenses of the acquisition aggregating approximately $7,643,000. United received approximately $2,643,000 in cash and a secured promissory note of PCL in the principal amount of $5,000,000. The note was secured by all of the assets of PCL, but was subordinate to certain other claims and administrative expenses. United used approximately $2,013,000 of the sale proceeds to repay the principal and interest on the $2,000,000 loan which United had incurred to acquire MSI. In the event the PCL Plan was consummated, which plan provided that United was to become the owner of 52.6% of the outstanding capital stock of PCL, the note (including all principal and interest) was to be forgiven. On October 3, 1997, all conditions to the Effective Date set forth in the Plan were satisfied, the Effective Date occurred and the note was forgiven in exchange for the PCL common stock.

        As a result of the above transactions, during the first quarter of 1997, United owned MSI for the 57 day period beginning January 1, 1997 and ending February 26, 1997, and during the fourth quarter of 1996, United owned MSI for the 44 day period ending December 31, 1996. Therefore, Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the twelve months ended December 31, 1997, is presented on the basis of United's temporary ownership of MSI.

2.      ACQUISITION OF MAJORITY INTEREST IN PHYSICIANS CLINICAL LABORATORY, INC.

        United Diagnostic, Inc. ("United") had acquired certain debt securities of Physicians Clinical Laboratory, Inc., a Delaware corporation ("PCL"), a full-service clinical laboratory capable of providing a comprehensive battery of testing services. PCL and its subsidiaries, Quantum Clinical Laboratories, Inc., Regional Reference Laboratory Governing Corporation, Diagnostic Laboratories, Inc., and California Regional Reference Laboratory (collectively with PCL, the "Debtors") had been operating as a debtor-in-possession under Chapter 11 of the Bankruptcy Code from November 8, 1996, until October 3, 1997. PCL did file its Form 10-K for its most recent fiscal year, which ended February 28, 1997, as well as its quarterly reports on Form 10-Q for the quarters ended May 31, 1997, August 30, 1997, and November 30, 1997.

        United had reached an agreement (the "PCL Plan") (Note 4) with the holders of the Senior Debt, Subordinated Debt and the management of PCL whereby United would acquire a 52.6% interest in PCL. The terms of the agreement provided that PCL would file a plan to effectuate the agreement. As required by the aforementioned agreement, United purchased approximately $13,300,000 of Senior Debt for $10,000,000 on November 7, 1996. In accordance with the PCL Plan, certain holders of Senior Debt contributed $10,000,000 in debtor-in-possession ("DIP") financing to PCL, which under the terms of the reorganization, would be forgiven.

        The PCL Plan also required that United purchase an additional 17% of capital stock of PCL for $5,000,000 upon the approval of the PCL Plan. Pursuant to the PCL Plan, the debt purchased by United would be converted into 35.6% of the common stock of PCL, which together with the 17% purchased for $5,000,000, would result in United owning 52.6% of the outstanding common stock of PCL. The PCL Plan was confirmed by the United States Bankruptcy Court, Central District of California (Case No. SV96-23185-GM) on April 23, 1997. The PCL Plan as confirmed required that certain conditions be satisfied or waived by July 22, 1997.

        On February 26, 1997, United completed the sale of its ownership interest in Medical Science Institute, Inc. ("MSI") (Note 3a) and received, among other things, a $5,000,000 secured note receivable which was used to satisfy its remaining $5,000,000 commitment to PCL. United recognized a deferred gain upon the sale of MSI to PCL, which was offset against United's investment in PCL.

        In April and June of 1997, PCL received separate subpoenas to furnish certain documents to the United States Department of Defense ("DOD") and the United States Department of Health and Human Services with respect to the Company's Civilian Health and Medical Program of Uniformed Services billing practices. PCL had been advised that its billing practices were the subject of these investigations. Due to PCL's continued cooperation and negotiations with these government agencies, on July 24, 1997, the Bankruptcy Court, on stipulation of PCL, United and the creditors of PCL, extended the date that certain conditions be satisfied or waived pursuant to the PCL Plan for 60 days to September 19, 1997, (from July 22, 1997), and stated that the terms and conditions of the PCL Plan shall continue in full force and effect.

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

        On September 19, 1997, the Court granted the Debtors' motion to approve the Federal and State Agreements. The Court's order became final on December 31, 1997. Pursuant to the Plan, prior to the Effective Date, all of the Debtors were merged with and into PCL. On October 3, 1997, all conditions to the Effective Date set forth in the Plan were satisfied and the Effective Date occurred.

        On June 16, 1998, United sold 67,500 shares, representing approximately 2.7% of the issued and outstanding capital stock of PCL, of Common Stock of PCL for the aggregate purchase price of $750,000 to Oaktree Capital Management, LLC, acting as agent on behalf of certain funds and accounts. As a result of the sale of the 67,500 shares, United owned 49.9% of the outstanding and issued capital stock shares of Common Stock of PCL (Note 4).

        On April 5, 1999, PCL entered into an Asset Purchase Agreement for the sale of the business and substantially all assets to Unilab Corp. for a total purchase price of approximately $40 million. The sale closed on May 10, 1999. As a result of the agreement, the Company reevaluated the recoverability of PCL's excess reorganization value based upon an estimated loss on the sale, including costs of disposal. PCL recorded an additional write-down of $10.6 million, resulting in a total write-down of excess reorganization value of approximately $45.3 million. PCL began liquidation after the sale. The proceeds were principally used to satisfy a portion of PCL's secured indebtedness. No proceeds of the sale were available to the PCL shareholders. Concurrent with the sale, the Stockholder Agreement was amended to provide payment to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999 (Note 16).

        As a result of the above transactions, during the fourth quarter of 1997, United owned PCL for the 90 day period beginning October 3, 1997, through December 31, 1997. Therefore, the Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the twelve months ended December 31, 1997, is presented on the basis of United's ownership of PCL for the 90 day period ending December 31, 1997.

3.      SUSPENSION OF ANALYTICAL BIOSYSTEMS CORPORATION'S LABORATORY
        OPERATIONS

        Effective November 3, 1997, ABC temporarily suspended the marketing of its Fluorescent Cytoprint Assay ("FCA"), which is a specialized clinical laboratory assay used in assisting in the selection of chemotherapeutic drugs most likely to be effective in treating a cancer patient's solid mass tumor. With the suspension of current direct marketing efforts of the FCA, United and ABC intend to investigate the feasibility of resuming such marketing efforts through an alliance or joint venture whereby the FCA would be marketed and sold through an entity having national sales capability, and the assay performed by either ABC or an entity to whom technology has been licensed by ABC. At the present time, United has not entered into any discussions with any entity relating to the marketing and sale of the FCA or the licensing of ABC's FCA technology, and no assurance may be given that United will be able to market and sell its FCA through alternate means. ABC has ceased processing specimens for assay and suspended its laboratory operations in Rhode Island as of November 3, 1997.

Twelve months ended December 31, 1997, compared with twelve months ended December 31, 1996

        Results of Operations

        Total revenues for the twelve months ended December 31, 1997, were $18,457,540 compared to $1,065,472 for the twelve months ended December 31, 1996. The increase in total revenues of $17,392,068 is primarily due to the inclusion of Physician Clinical Laboratory, Inc.'s ("PCL") total revenues for the 90 day period beginning October 3, 1997, and ending December 31, 1997, of $16,039,517 as well as Medical Science Institute, Inc.'s ("MSI") total revenues for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $1,798,361. MSI's total revenues for the 44 day period ending December 31, 1996, were $836,143.

        Assay sales, net of billing adjustments, from the processing of Analytical Biosystems Corporation's ("ABC") assay, the Fluorescent Cytoprint Assay ("FCA"), were $71,985 and $115,397 for the twelve months ended December 31, 1997, and 1996, respectively. Assay sales are through November 3, 1997, at which time ABC suspended the performance and marketing of the FCA (Note 3c). The amount of billing adjustments relating to assay sales during the twelve months ended December 31, 1997, and 1996, were approximately $60,280 and $25,558, respectively.

        Laboratory revenues, net of billing adjustments, for the twelve months ended December 31, 1997, were $17,837,878 compared to $836,143 for the twelve months ended December 31, 1996. The increase of $17,001,735 is primarily due to the inclusion of PCL's laboratory revenues, net of billing adjustments, for the 90 day period of October 3, 1997, through December 31, 1997, of $16,039,517. The amount of billing adjustments relating to PCL's laboratory revenues for the 90 day period ended December 31, 1997, were approximately $22,032,256. MSI's laboratory revenues, net of billing adjustments, for the 57 day period of January 1, 1997, through February 26, 1997, were $1,798,361 as compared to the 44 day period of November 18, 1996, through December 31, 1996 of $836,143. The amount of billing adjustments relating to MSI's laboratory revenues for the 57 day period of January 1, 1997, through February 26, 1997, were $2,198,233 as compared to the 44 day period of November 18, 1996, through December 31, 1996 of $1,428,171.

        Medical billing services revenues for NTBM Billing Services, Inc. ("NTBM") were $542,137 for the twelve months ended December 31, 1997, compared to $113,932 for the 72 day period ending December 31, 1996, (Note 3b). For the 72 day period ended December 31, 1997, medical billing services revenues for NTBM , were $92,562.

        Total operating costs for the twelve months ended December 31, 1997, were $70,628,998 compared to $7,313,233 for the twelve months ended December 31, 1996. The increase in total operating costs of $63,315,765 is primarily due to the inclusion of PCL's total operating costs for the 90 day period beginning October 3, 1997, and ending December 31, 1997, of $63,383,784. Additionally, MSI's total operating costs for the 57 day period beginning January 1, 1997, and ending February 26, 1997, were $2,092,447 compared to $1,453,007 for the 44 day period ending December 31, 1996, resulting in an increase of $639,440, offset by a net decrease in total operating costs of $707,459 by United Diagnostic, Inc. ("United"), NTBM and ABC. The decrease of $707,459 is primarily due to decreases in selling, general and administrative expenses of $1,391,846, laboratory expenses generated from the processing of the FCA of $38,993 and public relations expense of $1,882,000, offset by increases in write down of intangibles of $2,106,136, depreciation and amortization of $75,565 and medical billing services expenses of $418,757.

        Laboratory expenses for the twelve months ended December 31, 1997, were $11,969,893 compared to $1,188,564 for the twelve months ended December 31, 1996. The increase of $10,781,329 is primarily due to the inclusion of PCL's laboratory expenses for the 90 day period beginning October 3, 1997, and ending December 31, 1997, of $10,440,752. Additionally, MSI's laboratory expenses for the 57 day period beginning January 1, 1997, and ending February 26, 1997, were $1,374,422 compared to $994,852 for the 44 day period ending December 31, 1996, resulting in an increase of $379,570, offset by a decrease in the laboratory expenses associated with the processing of the FCA of $38,993.

        Medical billing services expenses for NTBM were $508,071 for the twelve months ended December 31, 1997, compared to $89,314 for the 72 day period ending December 31, 1996. The increase of $418,757 is primarily due to the reporting of a full year compared to the 72 day period ending December 31, 1996 (Note 3b). For the 72 day period ending December 31, 1997, medical billing services expenses for NTBM were $101,400.

        Selling, general and administrative expenses for the twelve months ended December 31, 1997, were $6,786,675 compared to $3,334,152 for the twelve months ended December 31, 1996. The increase of $3,452,523 is primarily due to the inclusion of PCL's selling, general and administrative for the 90 day period beginning October 3, 1997, and ending December 31, 1997, of $4,632,946. Additionally, MSI's selling, general and administrative expenses for the 57 day period beginning January 1, 1997, and ending February 26, 1997, were $573,025 compared to $361,602 for the 44 day period ending December 31, 1996, resulting in an increase of $211,423, offset by a decrease in selling, general and administrative expenses for United, NTBM and ABC of $1,391,846. This decrease is primarily due to a decrease in compensation expense. During the twelve months ended December 31, 1996, the Company incurred one-time non-recurring charges associated with the severance package of a former officer of the Company and compensation expenses relating to the 1995 grant of 1,428 restricted common stock shares granted to an executive officer. In 1996, the Company exchanged 1,357 unrestricted common stock shares which were remaining under the 1995 grant of restricted common shares for 4,285 warrants (Note 9d).

        The Company did not incur public relations expenses for the twelve months ended December 31, 1997. For the twelve months ended December 31 1996, public relations expenses were $1,882,000. In

September 1996, the Company entered into an agreement with certain financial public relations firms for which firms have been paid $1,355,000 in cash and warrants with a fair value of $527,000 (Note 13).

        Research and development expenses for the twelve months ended December 31, 1997, were $62,462 compared to $90,903 for the twelve months ended December 31, 1996. Research and development expenses were incurred by ABC, which has suspended operations effective November 3, 1997.

        Provision for bad debts for the twelve months ended December 31, 1997, was $1,526,007 compared to $56,799 for the twelve months ended December 31, 1996. The increase of $1,469,208 is primarily due to the inclusion of PCL's provision for bad debts for the 90 day period beginning October 3, 1997, and ending December 31, 1997, of $1,434,364. Additionally, MSI's provision for bad debts for the 57 day period beginning January 1, 1997, and ending February 26, 1997, was $91,643 compared to $56,799 for the 44 day period ending December 31, 1996, resulting in an increase of $34,844.

        Depreciation and amortization expense for the twelve months ended December 31, 1997, was $1,969,890 compared to $298,637 for the twelve months ended December 31, 1996. The increase of $1,671,253 is primarily due to the inclusion of PCL's depreciation and amortization expense for the 90 day period beginning October 3, 1997, and ending December 31, 1997, of $1,548,722. Additionally, MSI's depreciation and amortization expense for the 57 day period beginning January 1, 1997, and ending February 26, 1997, was $53,357 compared to $39,754 for the 44 day period ending December 31, 1996, resulting in an increase of $13,603. Additionally, United's amortization expense increased, primarily due to its purchase of 52.6% of PCL on October 3, 1997 (Note 4), as well as a full year's amortization of NTBM (Note 3b).

        Write down of intangibles for the twelve months ended December 31, 1997, was $47,806,000 compared to $372,864 for the twelve months ended December 31, 1996. The increase of $47,433,136 is primarily due to a write down of intangibles primarily by PCL of $45,327,000 as well as a write down of intangibles by United Diagnostic, Inc. of $2,479,000. PCL accounted for its reorganization using the principles of fresh start accounting, where PCL's total assets were recorded at their assumed reorganization value allocated to identifiable assets on the basis of their estimated fair value. Any excess over the value of identifiable assets is considered excess reorganization value and is being amortized over 15 years. PCL's management reevaluated the recoverability of the excess reorganization value based upon assumptions which included operating results, cash flows and other indicators of value. As a result of this valuation, PCL recorded a write down of excess reorganization value. In addition, as a result of this process, United Diagnostic charged off the balance of the remaining goodwill relating to PCL (Note 4).

        Operating loss for the twelve months ended December 31, 1997, was $52,171,458 compared to $6,247,761 for the twelve months ended December 31, 1996. The increase in operating loss of $45,923,697 is primarily due to the inclusion of PCL's operating loss for the 90 day period beginning October 3, 1997, and ending December 31, 1997, of $47,344,267. Additionally, MSI's operating loss for the 57 day period beginning January 1, 1997, and ending February 26, 1997, was $294,086 compared to $616,864 for the 44 day period ending December 31, 1996, resulting in a decrease of $322,778, as well as decreases in operating loss of $1,090,104 by United Diagnostic and Analytical Biosystems of $437,897 and $652,207, respectively.

        The Company did not incur a finance expense for the twelve months ended December 31, 1997. For the twelve months ended December 31 1996, finance expense was $1,422,500. This charge was incurred in settlement of certain alleged claims by the investors in the Company's April 1996 private placement of securities that the Company had failed to timely register the shares owned by such investors. The Company agreed to issue one-half share to the investors for each share purchased in the April 1996 offering (Note 9b).

        The Company did not incur deferred acquisition assets charged off for the twelve months ended December 31, 1997. For the twelve months ended December 31, 1996, deferred acquisition assets charged off were $218,914. This charge was incurred as a result of management's due diligence review of the business and operations of a potential acquisition. As a result of this review, management determined not to pursue the acquisition and terminated further negotiations resulting in a charge off of the related expenses incurred in those efforts (Note 12).

        Impairment and loss on equipment for the twelve months ended December 31, 1997, was $251,676. This charge is primarily a result of the closing of Analytical Biosystem's Rhode Island laboratory operations (Note 3c).

        Investment and interest income for the twelve months ended December 31, 1997, was $27,340 compared to $161,871 for the twelve months ended December 31, 1996. The decrease of $134,531 is primarily due to a decrease in cash and cash equivalents upon which interest is earned.

        Interest expense for the twelve months ended December 31, 1997, was $2,691,805 compared to $60,351 for the twelve months ended December 31, 1996. The increase in interest expenses of $2,631,454 is primarily due to the inclusion of PCL's interest expense for the 90 day period beginning October 3, 1997, and ending December 31, 1997, of $2,149,694 as well as a net increase in United Diagnostic, Inc.'s interest expense of approximately $495,853. This increase is primarily due to the interest recorded for the fair value of warrants issued in connection with debt as well as interest related to a loan in the principal amount of $2,000,000 obtained by the Company to repay the outstanding balance on a loan in the principal amount of $2,500,000. In conjunction with the issuance of the $2,000,000 note payable, the lenders were issued warrants to purchase 1,428 shares of common stock at an exercise price of $805.00 per share (Note 7).

        Net loss before minority interest for the twelve months ended December 31, 1997, was $55,087,599 compared to $7,787,655 for the twelve months ended December 31, 1996. The increase in net loss before minority interest of $47,299,944 is primarily due to the inclusion of PCL's net loss before minority interest for the 90 day period beginning October 3, 1997, and ending December 31, 1997, of $49,492,788. Additionally, MSI's net loss before minority interest for the 57 day period beginning January 1, 1997, and ending February 26, 1997, was $290,824 compared to $616,864 for the 44 day period ending December 31, 1996, resulting in a decrease of $326,040, as well as decreases in net loss before minority interest of $1,861,699 by United and ABC of $1,560,339 and $301,360, respectively. The decrease of $1,861,699 is primarily due to decreases in operating loss of approximately $1,090,104 for United and ABC, finance expense of $1,422,500 for United and deferred acquisition assets charged off of $218,914 for United, offset by increases in interest expense of $495,853 for United, impairment and loss on equipment of $251,676 for ABC, and a decrease in investment and interest income of approximately $134,531 for United.

        At December 31, 1997, a minority interest in PCL was recorded against net loss before minority interest of $23,461,513. The minority interest in losses of PCL has been recognized in excess of the minority interest in the equity capital of PCL since the minority stockholders have advances to PCL in the form of senior secured notes (Note 4a).

        Net loss for the twelve months ended December 31, 1997, was $31,626,086 compared to $7,787,655 for the twelve months ended December 31, 1996. The increase in net loss of $23,838,431 is primarily due to the inclusion of PCL's net loss for the 90 day period beginning October 3, 1997, and ending December 31, 1997, of $49,492,788 less a minority interest of $23,461,513. Additionally, MSI's net loss for the 57 day period beginning January 1, 1997, and ending February 26, 1997, was $290,824 compared to $616,864 for the 44 day period ending December 31, 1996, resulting in a decrease of $326,040, as well as decreases in net loss of $1,861,699 by United and ABC of $1,560,339 and $301,360, respectively. The decrease is primarily due to decreases in operating loss of approximately $1,090,104 for United and ABC, finance expense of $1,422,500 for United and deferred acquisition assets charged off of $218,914 for United, offset by increases in interest expense of $495,853 for United and impairment and loss on equipment of $251,676 for ABC, and a decrease in investment and interest income of $134,531 for United.

        Net loss per share of Common Stock for the twelve months ended December 31, 1997, was $210.72 compared to $396.46 for the twelve months ended December 31, 1996. This decrease of $185.74 is primarily due to an increase in weighted average common shares outstanding, offset by an increase in net loss. Weighted average shares were 157,934 and 28,015 for the twelve months ended December 31, 1997, and 1996, respectively. The weighted average shares increase is primarily due to the issuance of Common Stock based upon conversions received for Series A Convertible Preferred Stock (Note 9a) as well as Common Stock issued for warrants exercised at a temporarily reduced price of $123.20 during the period April 30, 1997, through June 13, 1997 (Note 9g).

Liquidity and Capital Resources

        The Company had approximately $1,524,942 in cash and cash equivalents at December 31, 1997.

        Total current assets at December 31, 1997, and December 31, 1996, were $13,998,036 and $3,743,997, respectively. The increase in total current assets of $10,254,039 is primarily due to the inclusion of PCL's total current assets of $13,848,942, offset by the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997, which total current assets were $2,107,186, as well as a decrease in cash and cash equivalents of $1,453,419 for United, ABC and NTBM. This decrease is primarily due to the utilization of cash during the period to support operating activities and the payment and reduction of current liabilities, offset by an increase in cash of approximately $619,000 as a result of the exercise of 5,024 warrants during the second quarter of 1997 (Note 9g).

        Accounts receivable, net of allowance for doubtful accounts, at December 31, 1997, and December 31, 1996, were $11,000,608 and $1,751,230, respectively.
This increase of $9,249,378 is primarily due to the inclusion of PCL's net accounts receivable of $10,948,508, offset by the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997, which net accounts receivable were $1,674,384.

        Inventory at December 31, 1997, and December 31, 1996, was $1,139,232 and $219,428, respectively. This increase of $919,804 is primarily due to the inclusion of PCL's inventory of $1,138,932, offset by the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997, which inventory was $209,173.

        Prepaid expenses and other current assets at December 31, 1997, and December 31, 1996, were $333,254 and $82,801, respectively. This increase of $250,453 is primarily due to the inclusion of PCL's prepaid expenses and other current assets of $298,678, offset by the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997, which prepaid expenses and other current assets were $48,628.

        At December 31, 1996, the Company had a net investment in senior debt of PCL of $9,424,439. On October 3, 1997, the Company completed the acquisition of PCL and the Company's investment in senior debt was converted into 35.6% of the common stock of PCL (Note 4). United acquired an additional 17% of the common stock in exchange for the $5,000,000 MSI note (Note 3a), resulting in United owning 52.6% of the outstanding common stock of PCL as of December 31, 1997. Subsequently, United sold 67,500 shares of common stock of PCL bringing its ownership to 49.9% (Note 4). Thereafter, PCL sold substantially all of its assets (Note 4a).

        A note receivable of $100,000 was outstanding at December 31, 1997. On February 10, 1997, a $100,000 loan was issued to the former sole stockholder and president of MSI, as part of the employment agreement between the Company and the stockholder. The loan is secured by the shares of Common Stock issued to the stockholder under the MSI Plan (Note 3a).

        Equipment and leasehold improvements, net of accumulated depreciation and amortization, at December 31, 1997, and December 31, 1996, were $2,758,476 and $1,766,842, respectively. This increase of $991,634 is primarily due to the inclusion of PCL's net equipment and leasehold improvements of $2,739,484, offset by the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997, which net equipment and leasehold improvements were $1,387,145, as well as a decrease in net equipment and leasehold improvements of $373,402 primarily a result of the closing of Analytical Biosystem's Rhode Island laboratory operations (Note 3c).

        Goodwill, net of accumulated amortization, at December 31, 1997, and December 31, 1996, was $664,336 and $6,352,860, respectively. This decrease of $5,688,524 is primarily due to the sale of MSI to PCL on February 26, 1997, eliminating the Company's investment in MSI (Note 3a).

        At December 31, 1996, the Company had deferred acquisition costs of $1,028,524. These costs were related to the potential acquisition of PCL. On October 3, 1997, the Company completed the acquisition of PCL and the Company's investment in senior debt was converted into 35.6% of the common stock of PCL (Note 4). United acquired an additional 17% of the common stock in exchange for the $5,000,000 MSI note (Note 3a), resulting in United owning 52.6% of the outstanding common stock of PCL. Subsequently, United sold 67,500 shares of common stock of PCL bringing its ownership to 49.9% (Note 4). Thereafter, PCL sold substantially all of its assets (Note 16).

        Deposits at December 31, 1997, and December 31, 1996, were $436,287 and $89,104, respectively. This increase of $347,183 is primarily due to the inclusion of PCL's deposits of $417,132, offset by the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997, which deposits were $70,140.

        Reorganization value in excess of other identifiable net assets at December 31, 1997, was $24,401,605. PCL accounted for its reorganization using the principles of fresh start accounting, where PCL's total assets were recorded at their assumed reorganization value allocated to identifiable assets on the basis of their estimated fair value. Any excess over the value of identifiable assets is considered excess reorganization value and is being amortized over 15 years (Note 4). Thereafter, PCL sold substantially all of its assets (Note 16).

        Total assets at December 31, 1997, and December 31, 1996, were $42,358,740 and $22,405,766, respectively. The increase in total assets of $19,952,974 is primarily due to the inclusion of PCL's total assets of $41,407,163, offset by the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997, which total assets were $3,564,471. On October 3, 1997, the Company completed the acquisition of PCL and the Company's investment in senior debt was converted into 35.6% of the common stock of PCL (Note 4). United acquired an additional 17% of the common stock in exchange for the $5,000,000 MSI note (Note 3a), resulting in United owning 52.6% of the outstanding common stock of PCL and eliminating United's investment in MSI through the sale of MSI to PCL on February 26, 1997 (Note 3a). Subsequently, United sold 67,500 shares of common stock of PCL bringing its ownership to 49.9% (Note 4). Thereafter, PCL sold substantially all of its assets (Note 16).

        Total current liabilities at December 31, 1997, and December 31, 1996, was $66,546,284 and $5,410,663, respectively. This increase of $61,135,621 is primarily due to the inclusion of PCL's total current liabilities of $65,619,254, offset by the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997, which total current liabilities were $2,279,726. Additionally, United repaid the $2,000,000 loan obtained by United to repay the outstanding balance on a loan in the principal amount of $2,500,000, and ABC decreased its principal outstanding to the State of Rhode Island by $172,688 (Note 7).

        Current portion of long-term debt at December 31, 1997, and December 31, 1996, was $48,251,081 and $2,263,990, respectively. This increase of $45,987,091 is primarily due to the inclusion of PCL's current portion of long-term debt of $48,104,250, offset by the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997, which current portion of long-term debt was $102,220. Additionally, the Company repaid the $2,000,000 loan obtained by the Company to repay the outstanding balance on a loan in the principal amount of $2,500,000, and ABC decreased its principal outstanding to the State of Rhode Island by $172,688 (Note 7).

        Current portion of capitalized lease obligations at December 31, 1997, and December 31, 1996, was $520,055 and $214,270, respectively. This increase of $305,785 is primarily due to the inclusion of PCL's current portion of capitalized lease obligations of $501,851, offset by the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997, which current portion of capitalized lease obligations was $198,851.

        Line of credit at December 31, 1997, was $4,835,959. On September 30, 1997, PCL and its wholly-owned subsidiary, the Bio-Cypher Funding Corp., entered into a credit facility with Daiwa Healthco-2 LLC. Under the credit facility, PCL sells and contributes all its healthcare accounts receivable to Bio-Cypher Funding Corp., which in turn pledges such accounts receivable to Daiwa as collateral for revolving loans. The proceeds of such revolving loans are used to purchase the eligible accounts receivable from PCL (see Note 7).

        Accounts payable at December 31, 1997, and December 31, 1996, were $5,057,184 and $1,580,797, respectively. This increase of $3,476,387 is primarily due to the inclusion of PCL's accounts payable of $4,564,295, offset by the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on

February 26, 1997, which accounts payable was $883,332, as well as a decrease in United's accounts payable of $204,804.

        Accrued expenses at December 31, 1997, and December 31, 1996, were $7,826,434 and $1,286,035, respectively. This increase of $6,540,399 is primarily due to the inclusion of PCL's accrued expenses of $7,371,747, offset by the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997, which accrued expenses were $688,983, as well as a decrease in United and ABC's accrued expenses of $95,508 and $57,045, respectively.

        Contract payable at December 31, 1997, and December 31, 1996, was $55,571 and $65,571, respectively (Note 10b).

        Long-term debt at December 31, 1997, and December 31, 1996, was $1,904,723 and $338,672, respectively. This increase of $1,566,051 is primarily due to the inclusion of PCL's long-term debt of $1,904,723, offset by the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997, which long-term debt was $227,318, as well as a reduction in long-term debt by ABC on its principal outstanding to the State of Rhode Island of $111,354 (Note 7).

        Capitalized lease obligations at December 31, 1997, and December 31, 1996, were $575,974 and $471,984, respectively.

        The Company did not incur liabilities to be paid with common stock for the twelve months ended December 31, 1997. For the twelve months ended December 31, 1996, liabilities to be paid with common stock were $3,422,500, which shares were issued during the first quarter of 1997.

        Total liabilities at December 31, 1997, and December 31, 1996, were $56,372,981 and $9,643,819, respectively. The increase of $46,729,162 is primarily due to the inclusion of PCL's total liabilities of $68,099,951, offset by the exclusion of MSI's balance sheet as a result of the sale of MSI to PCL on February 26, 1997, which total liabilities were $2,960,824. Additionally, United repaid the $2,000,000 loan obtained by United to repay the outstanding balance on a loan in the principal amount of $2,500,000 and reduced its liabilities to be paid with common stock for $3,422,500 (Note 7).

        At December 31, 1997, the Company had approximately $19,000,000 in tax net operating loss carryforwards excluding PCL and no tax benefits were recorded. Approximately $3,000,000 of these losses are limited in usage. Utilization of the net operating loss carryforwards may be subject to limitations pursuant to Section 382 of the Tax Code (Note 11).

Year 2000 Compliance

        The Company has no existing products and no material internal systems which may be impacted by the Company's failure to effect Year 2000 ("Y2K") compliance. The Company believes that no material expenditures will be required to address Y2K compliance of the Company's internal computer systems. In the event the Company acquires any assets or commences any operations which would require it to address Y2K compliance, it will do so at such time. At this time, the Company has not encountered any Y2K issues which would have a material adverse effect on its business.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Index to Financial Statements attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        As previously reported by the Company on a current report on Form 8-K/A filed with the Commission on May 19, 1998, by letter dated May 5, 1998, the Company was notified by Ernst & Young LLP ("E&Y") that E&Y's relationship as independent auditors for the Company had ceased. The Company believes that termination of the auditing relationship was due to the inability of the Company to pay to that firm fees previously incurred and past due and owing, and that such decision did not result from any disagreement or dispute concerning accounting principles or practices, financial statement disclosure or auditing scope or procedure.

        For the year ended December 31, 1996, the report of E&Y on the Company's financial statements for such year included a qualification concerning the ability of the Company to continue as a going concern and that the financial statements of the Company did not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of that uncertainty. For the years ended December 31, 1995 and 1994, no qualification or other disclaimer was included in the reports of E&Y on the financial statements of the Company for such years.

        During the years ended December 31, 1996 and December 31, 1997 and for the interim period from January 1, 1998 through May 5, 1998, (i) there were no disagreements between the Company and E&Y on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of E&Y, would have caused it to make a reference to the subject matters of such disagreements in connection with their report and (ii) there were no "reportable events" (as that term is described in Item 304(a)(1)(v) of Regulation S-K) involving E&Y and the Company.

        The notification from E&Y that its relationship as independent auditors for the Company has ceased also included a similar notification for PCL, in which, at the time of the notification, the Company owned 52.6% of the outstanding common stock.



                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III

ITEM 9. DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

        The Directors and Executive Officers of the Company as of August 25, 1999 are as follows:

       NAME                   AGE                       POSITION
       ----                   ---                       --------
J. Marvin Feigenbaum          49        Chairman of the Board of Directors,
                                        President and Chief Executive Officer of
                                        the Company; Chairman of the Board of
                                        Directors, Chief Executive and Chief
                                        Financial Officer of ABC; Chairman of
                                        the Board of Directors, President and
                                        Chief Executive Officer of PCL from
                                        October 3, 1997 until May 12, 1999;
                                        Chief Operating Officer of PCL from the
                                        fourth quarter of the year ended
                                        December 31, 1996 until October 3, 1997.

David A. Sterling             42        Secretary and Director of the Company;
                                        Director of PCL from October 3, 1997
                                        until May 12, 1999.

Robert B. Fagenson            49        Director of the Company.

        Set forth below is certain information relating to the members of the Board of Directors of the Company as of December 31, 1997. Where appropriate, such information has been supplemented to reflect events that occurred during the year ended December 31, 1998.

       NAME                   AGE                       POSITION
       ----                   ---                       --------
J. Marvin Feigenbaum          49        Chairman of the Board of Directors,
                                        President and Chief Executive Officer of
                                        the Company; Chairman of the Board of
                                        Directors, Chief Executive and Chief
                                        Financial Officer of ABC; Chairman of
                                        the Board of Directors, President and
                                        Chief Executive Officer of PCL from
                                        October 3, 1997 until May 12, 1999;
                                        Chief Operating Officer of PCL from the
                                        fourth quarter of the year ended
                                        December 31, 1996 until October 3, 1997.

Edmond E. Charrette, M.D.     63        Director of the Company until November 20, 1997.

Leonard Green                 72        Director of the Company until November 20, 1997.

David A. Sterling             42        Secretary and Director of the Company;
                                        Director of PCL from October 3, 1997
                                        until May 12, 1999.

Chriss W. Street              48        Director of the Company until March 1, 1999.

Robert B. Fagenson            49        Director of the Company.

Patricia A. Meitner, Ph.D     57        Vice President of Science and Laboratory
                                        Director of ABC from April 1, 1988 until
                                        November 3, 1997.

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

          At the Annual Meeting of Stockholders held in June, 1997, Messrs. Feigenbaum and Fagenson were elected Class 1 Directors to serve until the 2000 Annual Meeting of Stockholders. At the Annual Meeting of Stockholders held on August 27, 1996, Mr. Sterling was elected Class 2 Director until the 1999 Annual Meeting of Stockholders, which meeting has not been held to date. However, due to the financial position of the Company, the Company has been unable to attract and retain any directors other than Messrs. Feigenbaum, Sterling and Fagenson. The Company's remaining directors resigned on the dates indicated below.

          The following sets forth certain biographical information for the current Directors and Officers:

          J. Marvin Feigenbaum. Mr. J. Marvin Feigenbaum was first elected to the Board of Directors in June 1994, at which time he was also elected to the Board of Directors of ABC and appointed Chief Executive Officer of the Company and Chief Executive and Chief Financial Officer of ABC. Mr. Feigenbaum has served as President of the Company since June 1, 1994, and as Chairman of the Board, President and Chief Executive Officer of PCL from October 3, 1997 until May 12, 1999. From August 1993 to June 1994, Mr. Feigenbaum served as a consultant to the Company, primarily with respect to the Company's business development and plans and programs relating to the marketing of the Company's laboratory and medical testing services. From 1987 to June 1994, Mr. Feigenbaum acted as an independent consultant in the medical and health care industry. He has over 25 years of experience in the health care industry. Prior to being an independent consultant, Mr. Feigenbaum, from 1982 to mid-1987, served as Chairman, President and Chief Executive Officer of Temco Home Health Care Products, Inc., a durable medical equipment manufacturer. For a period of four years until he voluntarily resigned in May, 1999, Mr. Feigenbaum served as a member of the Board of Directors and Vice-Chairman of Comprehensive Care Corporation ("CompCare"), a publicly owned company engaged in the health care business, previously listed on the New York Stock Exchange. On February 24, 1995, a group of holders of CompCare 7 1/2% Convertible Subordinated Debentures filed an involuntary petition against CompCare under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division. This petition was dismissed by the Court on March 7, 1995 upon the joint motion of CompCare and petitioners.

          David A. Sterling. Mr. David A. Sterling was elected to the Board of Directors on December 6, 1994. Mr. Sterling, for in excess of seven years, has been President of Sterling & Sterling, Inc., a general insurance agency. Mr. Sterling holds a BBA Degree from Hofstra University, New York.

          Robert B. Fagenson. Mr. Robert B. Fagenson is a Class 1 Director as the nominee of Starr Securities, Inc., the Corporation's investment banking firm. Under the terms of its underwriting agreement with Starr Securities entered into in December 1994 in connection with the Corporation's public offering, the Corporation agreed to use its best efforts for a period of five years to nominate and have elected to its

Board of Directors one nominee of Starr Securities. Mr. Fagenson has, for more than the past five years, been President and a Director of Fagenson & Co., Inc., a registered broker-dealer, and Vice-President and Director of Starr Securities Inc., a registered broker-dealer. Mr. Fagenson is a Director of the New York Stock Exchange. He is also a Director of The Microtel Franchise and Development Company, a developer of economy lodging facilities; Autoinfo, Inc., a dealer in computerized products and services for after-market motor vehicle parts; and Rent-Way, Inc., a multi store retail chain in the rent-to-own industry.

        The following sets forth certain biographical information for the additional Directors and Officers of the Company during the period covered by this Report:

        Edmond E. Charrette, M.D. Dr. Edmond Charrette, was elected a Director on May 4, 1993, and served until his resignation on November 20, 1997. Dr. Charrette is board certified in Internal Medicine and Medical Oncology. From 1981 to 1985, Dr. Charrette served as Senior Vice President of AdvantageHEALTH Corporation in Woburn, Massachusetts, a publicly traded corporation. To the Company's knowledge, during the year ended December 31, 1997, Dr. Charrette served as the Executive Vice President and Chief Medical Officer of AdvantageHEALTH Corporation. Dr. Charrette is a past Chairman of the American Congress of Rehabilitation Medicine -- Task Force for Cancer Rehabilitation. He is cofounder and member of the Board of Directors of Health Resources.

        Leonard Green. Mr. Leonard Green was elected to the Board of Directors in September 1994, and served until his resignation effective November 20, 1997. To the Company's knowledge, Mr. Green has been the President and Chief Executive Officer of Green Management and Investment Co., a New York private investment firm, since 1985. From 1980 to 1985, Mr. Green was President and Chief Executive Officer of Yuma Management Corp. Prior to such time, from 1972 to 1980, Mr. Green served as Chairman and Chief Executive Officer of Quality Care, Inc. Mr. Green received his Bachelor of Science degree from George Washington University. Mr. Green also serves on the Board of Directors of Apria Healthcare, Inc. and OrNda Health Corp.

        Chriss W. Street. Mr. Chriss W. Street was elected a Class 3 Director of the Corporation at the Company's 1995 Annual Meeting and served until his resignation on March 1, 1999. Mr. Street is the President of Chriss Street and Company, Inc., a financial advisory firm which provides a wide variety of financial advisory and research services. Mr. Street founded the firm in 1992. Prior thereto, and from 1987 to 1992, Mr. Street was a Managing Director of Seidler Amdec Securities, Inc. Mr. Street has, since 1993, served as Chairman and, since 1994, has additionally served as President and Chief Executive Officer of CompCare. On February 24, 1995, a group of holders of CompCare 7 1/2% Convertible Subordinated Debentures filed an involuntary petition against CompCare under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division. This petition was dismissed by the Court on March 7, 1995 upon the joint motion of CompCare and petitioners. Mr. Street is Chief Financial Officer of Hacienda Village Modernization Corp., which is a joint venture construction firm founded by Mr. Street in 1994 to bid for federally funded construction contracts rehabilitating housing projects in Los Angeles, California inner city neighborhoods. In addition, in March 1995, he was elected as a Director of Micropolis Corporation, a company traded on the Nasdaq Stock Market.

        Patricia A. Meitner, Ph.D. Dr. Patricia A. Meitner joined ABC in April 1988 as Product Manager and Laboratory Director. In December 1991, she was elected as Vice President of Science. Dr. Meitner has a Ph.D. in Physiological Chemistry from the University of Birmingham, England, and has been involved in the cancer research field for over 20 years. ABC ceased operations on November 3, 1997.

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

SECTION 16 REPORTING


        No person who, during the year ended December 31, 1997, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during such fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION.

Executive Compensation.

        The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 1997, 1996 and 1995, to the Chief Executive Officer and each of the named executive officers of the Company. In addition, to provide the reader with current information so that the reader may develop an understanding of the current position of the Company, such information is also provided for the year ended December 31, 1998.

Summary Compensation Table.

                                                                       LONG TERM COMPENSATION AWARDS
                                             ANNUAL COMPENSATION            RESTRICTED SECURITIES          PAYOUTS
                                        ----------------------------   -----------------------------     ------------
                                                        OTHER ANNUAL                                       ALL OTHER
      NAME AND                            SALARY        COMPENSATION                      UNDERLYING     COMPENSATION
PRINCIPAL POSITION             YEAR         ($)             ($)         STOCK AWARD(S)     OPTIONS            ($)
------------------             ----     -----------     ------------    --------------    ----------     ------------
J. Marvin Feigenbaum           1998     $381,333(3)           --               --            --            $11,784(4)
President and Chief            1997     $299,000(5)     $ 30,154(6)            --            --            $15,163(4)
Executive Officer(1)(2)        1996     $186,917        $205,686(7)            --         7,143(8)(9)      $11,952(4)
                               1995     $182,000        $108,000(10)     $943,750(8)         --            $ 6,000(11)

---------------------

(1) President and Chief Executive Officer commencing June 1, 1994. Chief Financial Officer from June 1, 1994 until present. President and Chief Executive Officer of PCL from October 3, 1997 until May 12, 1999. PCL was a majority-owned subsidiary of the Company from October 3, 1997 until June 12, 1998. Prior to October 3, 1997 and until PCL emerged from its Chapter 11 proceeding, Mr. Feigenbaum served as Chief Operating Officer of PCL.

(2) The Company was a majority stockholder of PCL for the period commencing October 3, 1997 continuing through June 12, 1998. During this period, Mr. Feigenbaum received a base salary of $104,000 through October 31, 1997 and $208,000 per annum thereafter as compensation from PCL for serving as PCL's Chairman, President and Chief Executive Officer.

(3) Includes approximately (i) $208,000 earned by Mr. Feigenbaum pursuant to his employment agreement with the Company, (ii) $208,000 paid to Mr. Feigenbaum by PCL during the 12 month period ended December 31, 1998, and (iii) $13,000 of his salary voluntarily deferred by Mr. Feigenbaum during 1997 and paid during 1998 (see note 5); excludes approximately $47,667 that should have been paid to Mr. Feigenbaum during 1998 but, due to the financial condition of the Company, was voluntarily deferred by Mr. Feigenbaum as a convenience to the Company and paid to Mr. Feigenbaum in 1999.

(4) Represents automobile allowance, automobile insurance premiums and life insurance premiums.

(5) Includes approximately (i) $208,000 earned by Mr. Feigenbaum pursuant to his employment agreement with the Company, and (ii) $104,000 paid to Mr. Feigenbaum in connection with his services as Chief Operating Officer of PCL; excludes approximately $13,000 that should have been paid to Mr. Feigenbaum during 1997 but, due to the financial condition of the Company, was voluntarily deferred by Mr. Feigenbaum as a convenience to the Company and paid to Mr. Feigenbaum in 1998.

(6)     Represents accrued vacation paid in cash.

(7) Includes (i) $25,000 paid to Mr. Feigenbaum for issuing an accommodation guaranty in the amount of $2.5 million for the benefit of the Company;
        (ii) approximately $50,000 tax reimbursement paid to Mr. Feigenbaum for tax on the value of 71 restricted shares of Common Stock which vested on December 31, 1995, and which amount was paid in 1996; (iii) approximately $68,000 reimbursement for taxes on taxes associated with the grant of 714 shares of Common Stock during fiscal 1994; and (iv) $62,686 withheld and paid by the Company for taxes on taxes associated with the value of 71 restricted shares of Common Stock which vested on December 31, 1995.

(8) On June 8, 1995, the Company granted Mr. Feigenbaum 1,429 restricted shares of Common Stock. Represents the fair market value of the 1,429 shares based upon the market value of the Common Stock of $660.10 per share on June 8, 1995. The restricted shares vest at the rate of 71 per year over a twenty year period commencing December 31, 1995, subject to certain performance based acceleration provisions. Under the acceleration provisions, full vesting was scheduled to occur at December 31, 1996. On December 2, 1996, the Company agreed to exchange the 1,357 shares that would have otherwise become fully vested, for warrants to acquire 4,286 shares of Common Stock at $490.00 per share.

(9) On December 6, 1996, the Company granted Mr. Feigenbaum warrants to acquire 2,857 shares of Common Stock at $761.25 per share. Such warrants are fully vested and exercisable through December 5, 2001.

(10) Represents a bonus accrued for 1994 and paid during fiscal year 1995 representing the approximate combined federal and state tax associated with the grant of 714 shares of Common Stock during fiscal 1994.

(11)    Represents automobile allowance paid by the Company.

Options/SAR Grants in Fiscal Years Ended December 31, 1998 and 1997.

                                                  (B)                     (C)
                                          NUMBER OF SECURITIES        % OF TOTAL                 (D)
                                               UNDERLYING        OPTIONS/SARS GRANTED         EXERCISE          (E)
                      (A)                     OPTIONS/SARS          TO EMPLOYEES IN            OR BASE      EXPIRATION
YEAR               NAME                        GRANTED(#)             FISCAL YEAR           PRICE ($/SH)        DATE
----               ----                   --------------------   --------------------       -----------     -----------
1998         J. Marvin Feigenbaum                 --                      --                     --             --

1997         J. Marvin Feigenbaum                 --                      --                     --             --

        Aggregated Options/SAR Exercises in Two Most Recent Fiscal Years and Fiscal Year-End Options/SAR Values.

        The following table summarizes options exercised by the named executive officers during the years ended December 31, 1998 and 1997, and the number and value of options held by all executive officers named in the Summary Compensation Table at the respective year end. The Company does not have any outstanding stock appreciation rights granted to executive officers.

                                                                        NUMBER OF             VALUE OF
                                                                       UNEXERCISED          IN-THE-MONEY
                                                                     OPTIONS/WARRANTS     OPTIONS/WARRANTS
                                                                        AT FY-END          AT FY-END ($)
                                    SHARES ACQUIRED       VALUE        EXERCISABLE/         EXERCISABLE/
   YEAR           NAME                ON EXERCISE       REALIZED      UNEXERCISABLE       UNEXERCISABLE(1)
   ----           ----              ---------------     --------     ----------------     ----------------
1998    J. Marvin Feigenbaum              --               --               --                   --
1997    J. Marvin Feigenbaum(2)           --               --            9,286/0                0/0

---------------

(1) The average of the closing bid and closing ask prices for the Company's Common Stock as reported on the Nasdaq SmallCap Market on December 31, 1997 was $5.46875. The options/warrants are exercisable at exercise prices ranging from $490 to $761.25/share. The value of such options/warrants is negative.

(2) Mr. Feigenbaum holds options and warrants to purchase 6,429 shares of Common Stock with an exercise price of $490.00 per share, and warrants to purchase 2,857 shares at $761.25.

Employment Agreements.

        Subsequent to the year ended December 31, 1997, the Company entered into an Amended and Restated Employment Agreement (the "Restated Agreement") with Mr. Feigenbaum, the Company's Chairman, President and Chief Executive Officer, dated May 19, 1999. The Restated Agreement amends and extends Mr. Feigenbaum's original employment agreement with the Company, dated June 1, 1994, as amended. The Restated Agreement is effective as of May 1, 1999 and expires April 30, 2002. The Restated Agreement provides for Mr. Feigenbaum's continued employment as Chairman of the Board, President and Chief Executive Officer of the Company, as well as Mr. Feigenbaum's continued employment as Chief Executive and Chief Financial Officer of ABC and contemporaneous employment as Chairman, President and Chief Executive Officer of PCL. Pursuant to the Restated Agreement, the Company has agreed to pay Mr. Feigenbaum a base salary of $208,000 per year (such amount does not include any compensation from PCL). The Company further agreed to (a) make a lump sum payment to Mr. Feigenbaum in an amount equal to that portion of his salary deferred by Mr. Feigenbaum, as a convenience to the Company, since June, 1998, with simple interest at a rate of 12%, and (b) pay to Mr. Feigenbaum a one-time bonus in the amount of $50,000 upon execution of the Restated Agreement. In addition, the Restated Agreement provides for vacation benefits, life insurance, an automobile allowance, relocation expenses, and cellular telephone and travel and entertainment expenses. The Restated Agreement further contains provisions for termination of the Restated Agreement by mutual consent, for cause, without cause by the Company, for death or disability of Mr. Feigenbaum and for good reason by Mr. Feigenbaum, as well as provisions regarding the failure of the parties to renew the Restated Agreement for an additional term. In addition, the Restated Agreement provides that in the event of a change in control of the Company (as defined), Mr. Feigenbaum will be paid for the remainder of the unexpired term of the Restated Agreement plus an additional sum of $208,000.

        Mr. Feigenbaum received a salary in the amount of $208,000 during each of the years ended December 31, 1997 and 1998, pursuant to the then current Employment Agreement, as amended. Due to the financial condition of the Company, during the year ended December 31, 1998, approximately $47,667 of cash compensation which should have been paid to Mr. Feigenbaum in 1998 was voluntarily deferred by Mr. Feigenbaum until 1999 as a convenience to the Company, and, during the year ended December 31, 1997, approximately $13,000 of cash compensation which should have been paid to Mr. Feigenbaum in 1997 was voluntarily deferred by Mr. Feigenbaum until 1998 as a convenience to the Company. During the year ended December 31, 1994, in connection with his then current Employment Agreement, Mr. Feigenbaum was issued, in lieu of a cash bonus for past services rendered to the Corporation, while acting as a consultant to the Corporation, 714 shares of Common Stock of the Corporation which has been valued at $245 per share. All of said shares were immediately vested, and the Corporation paid Mr. Feigenbaum, on April 14, 1995, a one time cash bonus equal to $108,000 representing the amount of the combined federal and applicable state and city income tax associated with such stock grant. In addition, Mr. Feigenbaum was granted, directly or indirectly, options to purchase 2,143 shares of the Corporation's Common Stock exercisable commencing in June, 1995 through December 31, 2002 at an option exercise price equal to the $490 per share. On June 8, 1995, the Company granted and issued to Mr. Feigenbaum 1,429 restricted shares of its Common Stock, $.01 par value (the "Restricted Shares"). On December 2, 1996, Mr. Feigenbaum agreed to terminate this grant of Restricted Shares by exchanging 1,357 Restricted Shares for warrants to purchase 4,286 shares of common stock of the Company at $490 per share.

        Mr. Feigenbaum also devoted substantial amounts of time to PCL as its Chairman, President and Chief Executive Officer during the years ended December 31, 1998 and 1997, including serving as Chief Operating Officer of PCL from the fourth quarter of the year ended December 31, 1996 until October 3, 1997, for which Mr. Feigenbaum received a base salary at the rate of $104,000 for the period commencing in the fourth quarter of the year ended December 31, 1996 through October 31, 1997 and $208,000 per annum thereafter. Mr. Feigenbaum resigned as Chairman, President and Chief Executive Officer on May 12, 1999. In connection with his employment by PCL, PCL granted to Mr. Feigenbaum options to purchase 100,000 shares of PCL's common stock at an exercise price of $.25 per share and granted options to purchase an additional 100,000 shares of PCL's common stock at an exercise price of $5 per share, which latter options were scheduled to vest and become exercisable based on PCL's performance for each of the years ended December 31, 1997, 1998 and 1999. In October, 1997 the exercise price of the latter 100,000 options was reduced to $.25 per share and the options were immediately vested.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Mr. Feigenbaum, the Corporation's Chairman, Chief Executive Officer and a Class 1 Director, served as a member of the Board of Directors and Vice-Chairman of Comprehensive Care Corporation ("CompCare") for approximately 4 years until his resignation on April 23, 1999. Mr. Chriss W. Street, a Class 3 Director of the Corporation from September, 1994 until his resignation on March 1, 1999, has served as President and Chief Executive Officer of CompCare.

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

1994 INCENTIVE STOCK OPTION PLAN

        In August, 1994, the Board of Directors adopted a 1994 Incentive Stock Option Plan (the "Plan") which Plan was approved and adopted by the stockholders of the Company on November 16, 1994. The Plan provides for the issuance of up to 5,000 shares of the Company's Common Stock upon the exercise of options granted to officers, directors, full time employees and consultants rendering services to the Company. Under the terms of the Plan, options granted thereunder will be designated as options which qualify for incentive stock option treatment ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not so qualify ("Non-ISO's"). Unless sooner terminated, the Plan will expire on August 1, 2004 and options may be granted at any time or from time to time through such date. The purpose of the Plan is to promote the interests of the Company and its stockholders by strengthening the ability of the Company to attract and retain officers, employees and consultants by furnishing suitable recognition of their ability to contribute to the success of the Company and to align their interests and efforts with the long term interest of the Company. The Plan succeeds the Company's 1992 Incentive Stock Option Plan, which has been terminated except for options to acquire 167 shares thereunder.

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

        Options may be granted under the Plan for such periods as determined by the Plan Administrator; provided however that no option designated as an ISO granted under the Plan shall be exercisable over a period in excess of ten years, or in the case of a ten percent stockholder, five years. Options may be exercised in whole at any time or in part from time to time. Options are not transferable except to the estate of an option holder; provided, however, in the case of a Non-ISO, and subject to Rule 16b-3 promulgated under Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") and prevailing interpretations thereunder by the staff of the Commission, a recipient of a Non-ISO may, with the consent of the Plan Administrator, designate a named beneficiary of the Non-ISO in the event of the death of such recipient, or assign such Non-ISO.

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

        Options for a total of 2,502 Shares have been granted under the Plan, including options for 2,143 shares granted directly or indirectly to Mr. Feigenbaum.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

        In August, 1994, the Board of Directors adopted the Non-Employee Director Stock Option Plan (the "Director Plan") which Director Plan was approved and adopted by the stockholders of the Company on November 16, 1994 and amended by the stockholders of the Company on August 27, 1996. The Director Plan provides for issuance of a maximum of 2,857 shares of Common Stock upon the exercise of stock options granted under the Director Plan. Options may be granted under the Director Plan until August 1, 2004 to the Company's non-employee directors (as defined). The Director Plan provides that each non-employee director will automatically be granted an option to purchase 71 shares upon joining the Board of Directors (or, for those persons who are directors on the date of approval of the Director Plan by the stockholders, on such date), and options to purchase 114 shares on each anniversary of the initial date of service or date of approval, as the case may be.

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

        Options for a total of 484 shares have been granted under the Director Plan, including options for 114 shares to Dr. Charrette, Mr. Green and Mr. Sterling, and 71 shares to Mr. Fagenson and to Mr. Street.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information as of August 25, 1999 with respect to the ownership of Common Stock by (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, (ii) each director and each officer identified in the Summary Compensation Table, and
(iii) directors and executive officers as a group. The most current information available to the Company is set forth below.

        The Company believes that relevant to an understanding of the ownership of the Common Stock is the fact that from December 1996 to December 19, 1997, the most recent date on which Preferred Stock was converted, the Company issued an aggregate of 644,276 shares of Common Stock upon the conversion of 11,174 shares of Preferred Stock. In the event that the remaining 2,826 shares of Preferred Stock are converted, the Company is presently unable to determine the number of shares issuable upon such conversion. In July, 1997, the holders of the Preferred Stock represented to the Company that they are not part of any "group" as defined in Rule 13d-5 under the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, and each represented that he or it is the sole beneficial owner of Common Stock of the Company registered in his or its name or issuable upon conversion of additional shares of Preferred Stock.

          NAME AND ADDRESS                        AMOUNT OF AND NATURE          PERCENTAGE
        OF BENEFICIAL OWNER                      OF BENEFICIAL OWNERSHIP         OF CLASS
        -------------------                      -----------------------        ----------
J. Marvin Feigenbaum                                   10,075(1)                     *
  476 Main Street, Suite 3-DFL
  Wakefield, RI 02879

David A. Sterling                                          71(2)                     *
  476 Main Street, Suite 3-DFL
  Wakefield, RI 02879

Robert B. Fagenson                                        114(3)                     *
  476 Main Street, Suite 3-DFL
  Wakefield, RI 02879

Craig Osborne(4)                                       89,963                       19%
  10351 Santa Monica Boulevard, Suite 101A
  Los Angeles, CA 90025

All Officers and Directors as a Group (5                                             *
  persons in number)                                   10,260(1)(2)(3)

----------

*       Less than one percent.

(1) Includes (i) 142 shares of Common Stock owned by Mr. Feigenbaum; (ii) 647 shares of Common Stock held in a trust for the benefit of a minor child of Mr. Feigenbaum, as to which shares Mr. Feigenbaum disclaims beneficial ownership; (iii) 779 options owned by the Feigenbaum Foundation, a charitable foundation, as to which options Mr. Feigenbaum disclaims a beneficial interest in, and (iv) options and warrants to purchase an aggregate of 8,507 shares of Common Stock.

(2) Includes options to purchase 71 shares of Common Stock under the Company's Non-Employee Director Stock Option Plan.

(3) Includes options to purchase 114 shares of Common Stock under the Company's Non-Employee Director Stock Option Plan.

(4) Based upon a Schedule 13D filed with the Commission by Mr. Osborne on May 26, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        For information regarding Mr. Feigenbaum's employment agreement and his relationship with the Company and PCL, see "Executive Compensation - Employment Agreements".


                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)     1.      Financial Statements.

        See Index to Financial Statements Attached hereto.

        2.      Financial Statement Schedules.

        Not Applicable.

        3.      Exhibits.

        Incorporated by reference to the Exhibit Index at the end of this Report.

(B)     Reports on Form 8-K.

        During the period commencing last quarter of the period covered by this Report to date, the following reports on Form 8-K were filed by the Registrant:

DATE OF REPORT               ITEM REPORTED                                               DESCRIPTION OF ITEM
--------------               -------------                                               -------------------
June 23, 1999                Item 5.    Other Events                      The Company entered into an Amended and Restated
                             Item 7.    Exhibits                          Employment Agreement with J. Marvin Feigenbaum.

May 20, 1999                 Item 5.    Other Items                       The Company reported the sale of substantially all
                                                                          of the assets of PCL to Unilab Corporation
                                                                          ("Unilab") for cash, a convertible promissory note
                                                                          of Unilab and Unilab common stock.

March 12, 1999               Item 5.    Other Items                       The Company reported Mr. Chriss W. Street's
                                                                          resignation as a director of the Company on March
                                                                          1, 1999.

December 29, 1998            Item 5.    Other Events                      The Company reported an amendment to the
                                                                          Certificate of Incorporation to effectuate a
                                                                          1-for-70 reverse stock split.

June 22, 1998                Item 5.    Other Events                      The Company reported the sale of 2.7% of its
                             Item 7.    Financial Statements, Pro Forma   holdings in Physicians Clinical Laboratory, Inc.
                                        Financial Information             ("PCL") to Oaktree Capital Management LLC, as
                                        and Exhibits                      agent ("Oaktree") and the loan in the amount of $4
                                                                          million from Oaktree to PCL.

June 5, 1998                 Item 5.    Other Events                      The Company reported the delisting of its Common
                                                                          Stock from the Nasdaq SmallCap Market effective as
                                                                          of the close of business on June 1, 1998.

May 19, 1998 (Form 8-K/A     Item 4.    Changes in Registrant's           The Company reported the termination of Ernst & Young
Amending Form 8-K dated                 Certifying Accountants            LLP as the Company's independent auditors.
May 11, 1998)                Item 7.    Financial Statements

April 20, 1998               Item 5.    Other Events                      The Company reported proceedings to delist the
                                                                          Company from the Nasdaq Stock Market due to its
                                                                          failure to file its Form 10-KSB for the period
                                                                          ending December 31, 1997.

March 24, 1998               Item 5.    Other Events                      The Company reported a $250,000 loan from
                                                                          Erica Jesselson, secured by shares of PCL.

March 5, 1998                Item 5.    Other Events                      The Company reported notification from Nasdaq
                                                                          Stock Market of a reprieve to meet the minimum bid
                                                                          price requirement for listing on Nasdaq SmallCap
                                                                          Market.

DATE OF REPORT               ITEM REPORTED                                               DESCRIPTION OF ITEM
--------------               -------------                                               -------------------
February 23, 1998            Item 5.    Other Events                      The Company reported a complaint filed against it
                             Item 7.    Financial Statements and          and others on February 4, 1998 alleging common law
                                        Exhibits                          fraud, conversion and breach of contract.

January 22, 1998             Item 5.    Other Events                      The Company reported notification that it was not
                                                                          in compliance with the minimum closing bid
                                                                          requirements of Nasdaq Stock Market.

December 18, 1997            Item 5.    Other Events                      The Company reported a relocation of its executive
                                                                          offices.

November  4, 1997            Item 5.    Other Events                      The Company announced that its subsidiary,
                                                                          Analytical Biosystems Corporation ("ABC"), had
                                                                          temporarily suspended the marketing of a clinical
                                                                          lab assay used to select chemotherapy drugs, but
                                                                          that the Company would continue as a full service
                                                                          clinical lab through its acquisition of PCL.

October 23, 1997             Item 5.    Other Events                      The Company reported an amendment to the Amended
                             Item 7.    Exhibits                          and Restated Certificate of Incorporation to
                                                                          increase total number of shares of all classes of
                                                                          stock to fifty-two million shares (pre-reverse
                                                                          stock split).

October 20, 1997             Item 2.    Acquisition or Disposition of     The Company reported its acquisition of PCL and the
                                        Assets                            sale of Medical Science Institute, Inc. to PCL.
                             Item 7.    Financial Statements, Pro Forma
                                        Financial Information
                                        and Exhibits

October 7, 1997              Item 5.    Other Events                      The Company reported that on October 1, 1997, the
                                                                          acquisition of PCL was completed and PCL emerged
                                                                          from Chapter 11.



                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August , 1999.

                                        UNITED DIAGNOSTIC, INC.

                                        By: /s/ J. MARVIN FEIGENBAUM
                                           -------------------------------------
                                           J. Marvin Feigenbaum
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                        Signature

                                                               September 2, 1999
                                        /s/ J. MARVIN FEIGENBAUM
                                        ----------------------------------------
                                        J. Marvin Feigenbaum
                                        Chairman of the Board of Directors,
                                        President and Chief Executive Officer

                                                               September 2, 1999
                                        /s/ DAVID STERLING
                                        ----------------------------------------
                                        David Sterling
                                        Director

                                                               September 2, 1999

                                        ----------------------------------------
                                        Robert B. Fagenson
                                        Director

                        CONSOLIDATED FINANCIAL STATEMENTS
                            AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                             UNITED DIAGNOSTIC, INC.
                    (FORMERLY KNOWN AS NU-TECH BIO-MED, INC.)
                                AND SUBSIDIARIES

                           December 31, 1997 and 1996

                                C O N T E N T S

                                                                            Page
                                                                            ----
REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                            3

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                                               5

     CONSOLIDATED STATEMENTS OF OPERATIONS                                     6

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)                  7

     CONSOLIDATED STATEMENTS OF CASH FLOWS                                     9

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               11

                          [GRANT THORNTON LETTERHEAD]


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders
United Diagnostic, Inc.


We have audited the accompanying consolidated balance sheet of United Diagnostic, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Diagnostic, Inc. and Subsidiaries as of December 31, 1997 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that United Diagnostic, Inc. will continue as a going concern. As more fully described in Note 1, the Company has expended cash in excess of cash generated from operations, has not achieved sufficient revenues to support future operations, has a working capital deficiency and is in default of loan covenants. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                   /s/ Grant Thornton LLP

Sacramento, California
August 31, 1998, except for Note 4 as to which the date is October 29, 1998, except for Notes 1 and 9b as to which the date is December 23, 1998, and except for Note 16 as to which the date is May 10, 1999.

                         REPORT OF INDEPENDENT AUDITORS


To the Stockholders
United Diagnostic, Inc.


We have audited the accompanying consolidated balance sheet of United Diagnostic, Inc. (formerly Nu-Tech Bio-Med, Inc.) as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows, for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Diagnostic, Inc. at December 31, 1996, and the consolidated results of their operations, stockholders' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that United Diagnostic, Inc. will continue as a going concern. As more fully described in Note 1, the Company has expended cash in excess of cash generated from operations and has not achieved sufficient revenues to support future operations and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are discussed in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                        /s/ ERNST & YOUNG LLP


Providence, Rhode Island
March 12, 1997

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                                     ASSETS

                                                            1997            1996
                                                        ------------    ------------
Current assets:
    Cash and cash equivalents                           $  1,524,942    $  1,690,538
   Accounts receivable (net of allowance for
     doubtful accounts of $1,434,900 and $2,823,400
      at December 31, 1997 and 1996, respectively)        11,000,608       1,751,230
    Inventory                                              1,139,232         219,428
    Prepaid expenses and other current assets                333,254          82,801
                                                        ------------    ------------

      Total current assets                                13,998,036       3,743,997


Investment in senior debt of Physicians Clinical
    Laboratory, Inc.                                              --      10,000,000
Less distribution received                                        --        (575,561)
                                                        ------------    ------------
Net investment in Physicians Clinical
    Laboratory, Inc.                                              --       9,424,439

Note receivable                                              100,000              --
Equipment and leasehold improvements, net                  2,758,476       1,766,842
Goodwill (net of accumulated amortization of
    $90,255 and $833,200 at December 3l, 1997
    and 1996, respectively)                                  664,336       6,352,860
Deferred acquisition costs                                        --       1,028,524
Deposits                                                     436,287          89,104
Reorganization value in excess of other identifiable
    net assets                                            24,401,605              --
                                                        ------------    ------------


      Total assets                                      $ 42,358,740    $ 22,405,766
                                                        ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                   1997             1996
                                                               ------------     ------------
Current liabilities:
    Current portion of long-term debt                          $ 48,251,081     $  2,263,990
    Current portion of capitalized lease obligations                520,055          214,270
    Line of credit                                                4,835,959               --
    Accounts payable                                              5,057,184        1,580,797
    Accrued expenses                                              7,826,434        1,286,035
    Contract payable                                                 55,571           65,571
                                                               ------------     ------------

      Total current liabilities                                  66,546,284        5,410,663

Long-term debt                                                    1,904,723          338,672
Capitalized lease obligations                                       575,974          471,984
Liabilities to be paid with common stock                                 --        3,422,500
Minority interest                                               (12,654,000)              --
                                                               ------------     ------------

      Total liabilities                                          56,372,981        9,643,819

Commitments and contingencies                                            --               --

Stockholders' equity (deficit):
    Series A convertible preferred stock, $.0l par value;
      2,000,000 and 1,000,000 shares authorized, 2,826 and
      14,000 shares issued and outstanding at December 31,
      1997 and 1996, respectively; (liquidation preference
      of $2,826,000 at December 31, 1997)                                28              140
    Common stock, $.0l par value; 50,000,000 and 12,000,000
      shares authorized, 682,622 and 29,852 shares
      issued and outstanding at December 31, 1997 and 1996,
      respectively                                                    6,826              299
    Capital in excess of par value                               39,310,422       34,521,935
    Deferred consulting expense                                     (41,254)         (96,250)
    Accumulated deficit                                         (53,290,263)     (21,664,177)
                                                               ------------     ------------

      Total stockholders' equity (deficit)                      (14,014,241)      12,761,947
                                                               ------------     ------------

      Total liabilities and stockholders' equity (deficit)     $ 42,358,740     $ 22,405,766
                                                               ============     ============

        The accompanying notes are an integral part of these statements.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                           1997              1996
                                                       ------------     ------------
Revenues:
    Assay sales, net                                   $     71,985     $    115,397
    Laboratory revenues, net                             17,837,878          836,143
    Medical billing services revenues                       542,137          113,932
    Other                                                     5,540               --
                                                       ------------     ------------

      Total revenues, net                                18,457,540        1,065,472

Operating costs:
    Laboratory expenses                                  11,969,893        1,188,564
    Medical billing services expenses                       508,071           89,314
    Selling, general and administrative expenses          6,786,675        3,334,152
    Public relations expenses                                    --        1,882,000
    Research and development expenses                        62,462           90,903
    Provision for bad debts                               1,526,007           56,799
    Depreciation and amortization                         1,969,890          298,637
    Write down of intangibles                            47,806,000          372,864
                                                       ------------     ------------

      Total operating costs                              70,628,998        7,313,233
                                                       ------------     ------------

      Operating loss                                    (52,171,458)      (6,247,761)
                                                       ------------     ------------

Other income (expense):
    Finance expense                                              --       (1,422,500)
    Deferred acquisition assets charged off                      --         (218,914)
    Impairment and loss on equipment                       (251,676)              --
    Investment and interest income                           27,340          161,871
    Interest expense                                     (2,691,805)         (60,351)
                                                       ------------     ------------

      Total other expense                                (2,916,141)      (1,539,894)
                                                       ------------     ------------

      Net loss before minority interest                 (55,087,599)      (7,787,655)

Minority interest                                        23,461,513               --
                                                       ------------     ------------

      NET LOSS                                          (31,626,086)      (7,787,655)

      Deemed preferred stock dividends                   (1,653,432)      (3,319,045)
                                                       ------------     ------------

      Loss attributable to common stockholders         $(33,279,518)    $(11,106,700)
                                                       ============     ============

      Net loss per common share - basic and diluted    $    (210.72)    $    (396.46)
                                                       ============     ============

      Weighted average common shares outstanding            157,934           28,015
                                                       ============     ============

        The accompanying notes are an integral part of these statements.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                        Two years ended December 31, 1997

                                       Number of     Series A
                                       Shares of    Convertible
                                       Series A      Preferred      Number of
                                      Convertible    Stock at       Shares of       Common      Capital in      Unvested
                                       Preferred     $.01 Par        Common      Stock at $.01   Excess of       Common
                                         Stock         Value          Stock        Par Value     Par Value     Stock Grant)
                                      ------------  ------------  ------------   ------------   ------------   ------------
Balances at December 31, 1995
   as previously reported                       --  $         --     1,742,148   $     17,422   $ 17,544,715   $   (946,107)
Seventy to one common stock
   reverse split                                --            --    (1,717,260)       (17,173)        17,173             --
                                      ------------  ------------  ------------   ------------   ------------   ------------
Balances at December 31, 1995,
   as adjusted                                  --            --        24,888            249     17,561,888       (946,107)

Issuance of unregistered common
   stock to investors at $805.00 per
   share (net of cash issuance costs
   of $278,834)                                 --            --         3,571             36      2,596,130             --
Grant of warrants to consultants                --            --            --             --      1,243,550             --
Amortization and adjustment to
   unvested common stock grant                  --            --            --             --       (112,765)       876,849
Exchange of unvested common
   stock grant for warrants                     --            --            --             --        523,286         69,258
Amortization of deferred
   consulting expense                           --            --            --             --             --             --
Issuance of unregistered Series A
   convertible preferred stock to
   investors at $1,000 per share
   (net of cash issuance costs of
   $1,865,000)                              14,000           140            --             --     12,134,860             --
Issuance of common stock to
   placement agent                              --            --           857              9             (9)            --
Issuance of common stock for
   purchase of Prompt Medical                   --            --           536              5        574,995             --
Net loss                                        --            --            --             --             --             --
                                      ------------  ------------  ------------   ------------   ------------   ------------

Balances at December 31, 1996               14,000  $        140        29,852   $        299   $ 34,521,935   $         --






                                       Deferred                         Total
                                       Consulting    Accumulated    Stockholders'
                                        Expense        Deficit     Equity (Deficit)
                                      ------------   ------------   ------------
Balances at December 31, 1995
   as previously reported             $   (151,250)  $(13,876,522)  $  2,588,258
Seventy to one common stock
   reverse split                                --             --             --
                                      ------------   ------------   ------------
Balances at December 31, 1995,
   as adjusted                            (151,250)   (13,876,522)     2,588,258

Issuance of unregistered common
   stock to investors at $805.00 per
   share (net of cash issuance costs
   of $278,834)                                 --             --      2,596,166
Grant of warrants to consultants                --             --      1,243,550
Amortization and adjustment to
   unvested common stock grant                  --             --        764,084
Exchange of unvested common
   stock grant for warrants                     --             --        592,544
Amortization of deferred
   consulting expense                       55,000             --         55,000
Issuance of unregistered Series A
   convertible preferred stock to
   investors at $1,000 per share
   (net of cash issuance costs of
   $1,865,000)                                  --             --     12,135,000
Issuance of common stock to
   placement agent                              --             --             --
Issuance of common stock for
   purchase of Prompt Medical                   --             --        575,000
Net loss                                        --     (7,787,655)    (7,787,655)
                                      ------------   ------------   ------------

Balances at December 31, 1996         $    (96,250)  $(21,664,177)  $ 12,761,947

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                        Two years ended December 31, 1997

                                       Number of     Series A
                                       Shares of    Convertible
                                       Series A      Preferred      Number of
                                      Convertible    Stock at       Shares of       Common      Capital in      Unvested
                                       Preferred     $.01 Par        Common      Stock at $.01   Excess of       Common
                                         Stock         Value          Stock        Par Value     Par Value     Stock Grant)
                                      ------------  ------------  ------------   ------------   ------------   ------------
Issuance of common stock upon
   conversion of Series A Convertible
   Preferred Stock                         (11,174)         (112)      644,277          6,443         (6,331)             -

Issuance of common stock upon
   exercise of warrants at $123.20               -             -         5,025             50        618,991              -

Issuance of common stock upon
   exercise of warrants and options
   at $305.90 - $490.00                          -             -         1,082             11        524,350              -

Amortization of deferred consulting
   expense                                       -             -             -              -              -              -

Common stock warrants issued to
   lender                                        -             -             -              -        504,000              -

Issuance of common stock for 1996
   liabilities                                   -             -         3,703             37      3,147,463              -

Common stock shares returned                     -             -        (1,358)           (14)            14              -

Issuance of common stock upon
   exercise of option                            -             -            41              -              -              -

Net loss                                         -             -             -              -              -              -
                                      ------------  ------------  ------------   ------------   ------------   ------------

Balances at December 31, 1997                2,826  $         28       682,622   $      6,826   $ 39,310,422   $          -
                                      ============  ============  ============   ============   ============   ============





                                       Deferred                         Total
                                       Consulting    Accumulated    Stockholders'
                                        Expense        Deficit     Equity (Deficit)
                                      ------------   ------------   ------------
Issuance of common stock upon
   conversion of Series A Convertible
   Preferred Stock                               -              -              -

Issuance of common stock upon
   exercise of warrants at $123.20               -              -        619,041

Issuance of common stock upon
   exercise of warrants and options
   at $305.90 - $490.00                          -              -        524,361

Amortization of deferred consulting
   expense                                  54,996              -         54,996

Common stock warrants issued to
   lender                                        -              -        504,000

Issuance of common stock for 1996
   liabilities                                   -              -      3,147,500

Common stock shares returned                     -              -              -

Issuance of common stock upon
   exercise of option                            -              -              -

Net loss                                         -    (31,626,086)   (31,626,086)
                                      ------------   ------------   ------------

Balances at December 31, 1997         $    (41,254)  $(53,290,263)  $(14,014,241)
                                      ============   ============   ============


         The accompanying notes are an integral part of this statement.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           December 31, 1997 and 1996


                                                                      1997            1996
                                                                  ------------    ------------
Operating activities:
Net loss                                                          $(31,626,086)   $ (7,787,655)
Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation, amortization and write down of intangibles      49,775,890         776,063
      Provision for bad debts                                        1,526,007          56,799
      Finance expense relating to issuance of
         common stock                                                       --       1,422,500
      Common stock and warrants charged to compensation                     --       1,265,124
      Warrants issued to consultants as
         compensation, net                                              54,996         700,800
      Interest expense from issuance of warrants                       494,000              --
      Amortization of debt discount                                    353,000              --
      Impairment and loss on equipment                                 251,676              --
      Deferred acquisition costs charged off                                --         218,914
      Minority interest                                            (23,461,513)             --
      Changes in operating assets and liabilities:
         Accounts receivable                                        (3,678,561)        337,565
         Prepaids and other current assets                             262,796         141,861
         Inventory                                                     308,185         (56,292)
         Accounts payable and accrued expenses                         458,950         765,228
                                                                  ------------    ------------

            Net cash used in operating activities                   (5,280,660)     (2,159,093)

Investing activities:
Capital expenditures                                                   (71,890)        (19,403)
Sale proceeds (acquisition) of Medical Sciences Institute            2,597,106      (4,951,948)
Acquisition of assets of Prompt Medical                                     --        (179,891)
Investment in senior debt of Physicians Clinical
    Laboratory, Inc.                                                        --     (10,000,000)
Cash distribution received on investment in senior
    debt of Physicians Clinical Laboratory, Inc.                            --         575,561
Deferred acquisition costs                                             (36,350)       (519,842)
Issuance of note receivable                                           (100,000)             --
Cash acquired on purchase of Physicians Clinical
    Laboratory, Inc.                                                 2,098,104              --
                                                                  ------------    ------------

            Net cash provided by (used in) investing activities      4,486,970     (15,095,523)

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996


                                                                      1997            1996
                                                                  ------------    ------------
Financing activities:
Proceeds from issuance of debt                                       6,835,959       2,500,000
Repayment of notes payable                                          (7,095,989)       (755,239)
Repayment of contract payable                                          (10,000)        (40,000)
Repayment of capitalized lease obligations                            (255,278)        (28,775)
Proceeds from sale of common stock                                   1,153,402       2,596,166
Proceeds from sale of Series A Convertible
    preferred stock                                                         --      12,135,000
                                                                  ------------    ------------

         Net cash provided by financing activities                     628,094      16,407,152
                                                                  ------------    ------------

Net decrease in cash and cash equivalents                             (165,596)       (847,464)
Cash and cash equivalents at beginning of year                       1,690,538       2,538,002
                                                                  ------------    ------------

Cash and cash equivalents at end of year                          $  1,524,942    $  1,690,538
                                                                  ============    ============

Supplemental disclosure of cash flow information:
    Interest paid                                                 $    181,244    $     59,537
                                                                  ============    ============

Noncash investing and financing activities:

    1997

    United received a note receivable of $5 million in the sale of MSI to PCL (Note 3a). The MSI note receivable and PCL senior debt of $10 million held by United was exchanged for stock in PCL (Note 4).

    1996

    United issued stock in the acquisition of assets for NTBM. (Note 3b).








        The accompanying notes are an integral part of these statements.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1996


1. - BASIS OF PRESENTATION

    United Diagnostic, Inc. (United or the Company), was originally organized under the laws of Delaware in September 1981 under the name of "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to Nu-Tech Bio-Med, Inc. On December 23, 1998, the Company changed its name to United Diagnostic, Inc.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Analytical Biosystems Corporation ("ABC"), NTBM Billing Services, Inc. ("NTBM") and Medical Science Institute, Inc. ("MSI") through February 26, 1997 (see Note 3). The 1997 consolidated financial statements also include the accounts of Physicians Clinical Laboratory, Inc. ("PCL") of which the Company acquired 52.6% on October 3, 1997 (see Note 4). All material intercompany transactions and balances have been eliminated. Where appropriate, prior year amounts have been reclassified to permit comparison.

    ABC is a clinical oncology laboratory service and research company located in Rhode Island. As of November 3, 1997, ABC ceased processing specimens for assay and has suspended its laboratory operations (see Note 3c). NTBM is a medical billing service business located in Florida. MSI was a full service medical laboratory facility which operated throughout the state of California. (see note 16 for subsequent sale.) PCL is a full service medical laboratory facility which operates throughout the state of California. PCL operates within the health care industry which is undergoing significant changes such as managed care (including capitated payment arrangements), proposed federal and state health care reform measures, third party payor reimbursement decreases (including Medicare, MediCal and private insurance), industry consolidation and increasing regulation of laboratory operations.

    The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has expended cash in excess of cash generated from operations, has not achieved sufficient revenues to support future operations and has a working capital deficiency. In addition, the Company's subsidiary is in default under a substantial portion of its debt agreements, which allows its lenders the right to accelerate the debt repayment. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                           December 31, 1997 and 1996


1. - BASIS OF PRESENTATION - CONTINUED

    The Company obtained a new loan in March 1998 for $250,000, which matures in 1999, and management anticipates obtaining additional equity financing. In addition, in connection with the sale of assets by PCL, the Company received a payment of $3.25 million from certain holders of PCL's secured indebtedness (Note 16). However, no assurances can be given that these actions will result in achieving profitability or positive cash flows.

    Due to the acquisition of MSI and NTBM and their resulting revenues, the Company ceased reporting as a development stage enterprise in 1996.

    On December 23, 1998, the Company effected a seventy to one common stock reverse split. An amount equal to the par value of the common shares relinquished was transferred from the common stock account to capital in excess of par value. This transfer has been reflected in the Consolidated Statement of Stockholders' Equity at December 31, 1995. All references to number of common shares and to per share information in the consolidated financial statements have been adjusted to reflect the stock reverse split on a retroactive basis. The shares authorized and par value per share did not change.


2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.    Use of Estimates

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    b.    Cash and Cash Equivalents

    The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

    c.    Accounts Receivable and Revenue Recognition

    Revenues are recognized when services are performed. Revenues under capitated agreements are recognized monthly as earned. Expenses are accrued on a monthly basis as services are provided.

    Due to the significant changes occurring in the health care industry related to managed care, billing system/process challenges and accounts receivable collection problems, it is reasonably possible that the Company's estimate of the net realizable value of accounts receivable will change in the near term. No estimate can be made of a range of amounts of loss that are reasonably possible.

    The Company's primary concentration of credit risk is accounts receivable, which consist of amounts owed by various governmental agencies, insurance companies and private patients. Significant concentrations of gross accounts receivable were as follows:

                                                          1997          1996
                                                        ---------     ---------
         Medicare                                            27.8%         22.7%
         Medi-Cal                                            27.2%         15.5%
         Other negotiated contracts                          23.6%         20.9%
         Self-pay and commercial                             21.4%         40.9%
                                                        ---------     ---------
                                                            100.0%        100.0%
                                                        =========     =========

    d.    Inventory

    Inventory, primarily laboratory supplies, is stated at cost, which approximates market value, on a first-in, first-out (FIFO) basis.

    e.    Equipment and Leasehold Improvements

    Equipment and leasehold improvements are recorded at cost. Depreciation has been provided using the straight-line method over the estimated useful lives of the assets ranging from 3-20 years for financial reporting purposes, except for leasehold improvements which are being amortized over the life of the lease.

    f.    Investment in Physicians Clinical Laboratory, Inc. Debt

    In 1996, the Company recorded its investment in senior debt of Physicians Clinical Laboratory, Inc. at cost reduced by distributions received. In anticipation of the exchange of senior debt in 1997 (see Note 4), interest accrued on the debt was not recorded in 1996.

    g.    Fair Values of Financial Instruments

    For cash, accounts receivable and accounts payable the carrying amounts approximate fair value. It was not practicable to estimate the fair value of the Company's investment in senior debt in Physicians Clinical Laboratory, Inc. (Note 4). The carrying amount of the Company's debt approximates fair value based on similar debt instruments available.

    h.    Other Assets

    In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement 121 in the first quarter of 1996. The adoption of this statement had no impact on the financial position or results of operations of the Company.

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

    i.    Excess Reorganization Value

    Excess reorganization value of a subsidiary (Note 4) is being amortized on a straight line basis over 15 years. Amortization expense for the three months ended December 31, 1997 was $1,182,000.

    j.    Stock Based Compensation

    The Company grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for qualified stock option grants.

    For certain non-qualified stock options, restricted stock and warrants granted to employees, the Company recognizes as compensation expense the excess of the market value of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. For warrants granted to non-employees, the Company recognizes as a charge the deemed fair value of the warrants or the value of the services provided, whichever is more reliably measurable. Such charges are amortized over the vesting period of each option or warrant or the recipient's service period, if shorter.

    k.    Income Taxes

    The liability method is used to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities as well as net operating loss carryforwards and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

    l.    Net Loss Per Common Share

    Effective December 31, 1997, the Company adopted Financial Accounting Standards Statement No. 128, Earnings Per Share (SFAS 128). SFAS 128 requires companies to change the method previously used to compute earnings per share and to restate all prior periods for comparability. Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. Preferred stock dividend is the amount attributed to the beneficial conversion feature. Diluted loss per share excludes potential common stock since the effect would be antidilutive. The potential common stock excluded from the diluted loss per share consists of: outstanding warrants (Notes 7 and 9f), outstanding options (Note 9f) and convertible preferred stock (Note 9h).

                                               Loss             Shares
                                            (Numerator)      (Denominator)   Per Share
                                            ------------     ------------    ----------
Year ending December 31, 1997:
Consolidated net loss$                       (31,626,086)
Less preferred stock dividends                (1,653,432)
LOSS PER SHARE-BASIC AND DILUTED
Loss attributable to common stockholders    $(33,279,518)         157,934    $  (210.72)
                                            ============     ============    ==========

Year ending December 31, 1996:
Consolidated net loss$                        (7,787,655)
Less preferred stock dividends                (3,319,045)
LOSS PER SHARE-BASIC AND DILUTED
Loss attributable to common stockholders    $(11,106,700)          28,015    $  (396.46)
                                            ============     ============    ==========

    m. New Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. This statement, effective for fiscal years beginning after December 15, 1997, would require the Company to report components of comprehensive income in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income is defined by Concepts Statement No. 5, Elements of Financial Statements, as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company has determined this pronouncement will have no effect.

    Also in June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information. This statement, effective for financial statements for periods beginning after December 15, 1997, requires that a public business enterprise reports financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has determined it operates substantially in one segment.

3. - ACQUISITIONS AND DISPOSITION

    a.    Acquisition and Sale of Medical Science Institute

    On November 18, 1996, the United States Bankruptcy Court of the Central District of California approved the First Amended Plan of Reorganization (the "MSI Plan") of Medical Science Institute ("MSI") pursuant to which the Company acquired all of the capital stock of MSI for a total purchase price of approximately $6,952,000. The acquisition was in the form of a purchase. MSI was engaged in the medical laboratory business primarily in the State of California and had been operating under Chapter 11 of the U.S. Bankruptcy Code since October 26, 1995. MSI was a California corporation with its principal executive offices located in Burbank, California.

    Pursuant to the MSI Plan, the holders of all of the MSI capital stock (including any and all options, warrants, and other convertible securities) were to receive 1,917 shares of common stock of United with an aggregate value of $2 million. At December 31, 1996, the stock had not been distributed and was recorded as a liability in the accompanying consolidated financial statements. The number of shares of common stock issued under the MSI Plan was based on the average closing price of a share of common stock on the NASDAQ SmallCap Market for the 15 day period preceding November 18, 1996. The recipients of United common stock are entitled to "piggyback" registration rights with respect to such shares. Pursuant to the plan, in 1997, the sole holder of all capital stock of MSI elected to receive $275,000 in cash from United with a concurrent reduction in the number of shares of United's common stock. In addition, $225,000 value of United's common shares was permitted to be transferred by the former shareholder in consideration of a settlement agreement entered into with such creditor and a general release in favor of MSI.

    In addition, United agreed to make certain other payments to creditors and assume certain liabilities under the MSI Plan. These payments include: (a) approximately $750,000 to pay administrative claims of professionals, (b) an additional $425,000 for professional administrative claims payable over 12 months, (c) approximately $572,000 payable for federal and state payroll taxes, (d) approximately $2,500,000 to Austin Financial Services, Inc. ("Austin Financial"), a secured creditor of MSI, (e) trade payables in the amount of approximately $738,000, (f) $75,000 payable to the federal government in satisfaction of certain claims and (g) $750,000 payable to general unsecured creditors. At the hearing confirming the MSI Plan held on November 18, 1996, the Company tendered $2,250,000 to the Court with respect to such payments.

    With respect to sums payable under the MSI Plan to Austin Financial, United obtained a loan in the principal amount of $2,500,000 from a third-party lender on December 2, 1996, and utilized the loan proceeds to pay off Austin Financial (see Note 7).

    In connection with this acquisition, the Company recorded $5,681,437 of excess cost over the fair market value of net assets acquired ("goodwill") related to this transaction and the remainder was allocated to the net assets of MSI acquired based on their estimated fair value. The 1996 statement of operations includes the operations of MSI for the period from November 18, 1996 (the date of acquisition) through December 31, 1996.

    The former sole stockholder and president of MSI has entered into an employment agreement with MSI. As part of the employment agreement, the employee borrowed $100,000 from the Company, secured by the shares of common stock issued to him under the MSI Plan. He also received options to purchase 142 shares of United common stock for every $1,000,000 of annual collectible revenues obtained by MSI through the acquisition of other businesses by MSI in which he acted as the procuring cause. The options to be granted, if any, will bear an exercise price equal to the fair market value of United's common stock at the time of the grant. At December 31, 1997, no options have been granted.

    On February 26, 1997, the Company completed the sale of its ownership interest in MSI to Physicians Clinical Laboratory, Inc. ("PCL") (see Note
    4). The Company sold its interests in MSI to PCL for its original costs aggregating approximately $7.6 million. The Company received approximately $2.6 million in cash and a secured promissory note of PCL in the principal amount of $5,000,000. The note was secured by all the assets of PCL but subordinate to certain other claims and administrative expenses. The Company used approximately $2 million of the sale proceeds to repay in full an outstanding secured loan which the Company had incurred to acquire MSI (see
    Note 7).

    The Company realized a gain on the sale of MSI to PCL of approximately $1.1 million. The gain recognition was deferred and recorded as a reduction in the Company's stock investment in PCL. The 1997 statement of operations includes the operations of MSI for the period from January 1, 1997 through February 26, 1997, the date of the sale. Pursuant to the PCL Plan (see Note
    4), in 1997, the note was exchanged for 17% of the common stock of PCL.

    PCL assumed all other obligations incurred by United in connection with the MSI acquisition, including United's guarantee of certain remaining obligations under the MSI Plan.

    b. Acquisition of Business Assets of Prompt Medical Billing Company, Inc.

    On October 21, 1996, the Company, through a newly formed wholly-owned subsidiary, NTBM Billing Services, Inc. ("NTBM"), acquired all of the medical billing service assets of Prompt Medical Billing Services, Inc., a privately owned Florida corporation engaged in the medical billing service business. The acquisition was in the form of a purchase. The Company acquired the assets for a total consideration of $675,000 consisting of $100,000 in cash and 535 shares of restricted common stock of the Company. The number of shares may be subject to increase in the event the fair market value of the shares at the termination of the two year period is less than $500,000 or in the event the holders are unable to sell the shares. All consideration paid by the Company has been placed into escrow for a period of up to two years, to be released upon the attainment of certain performance levels. In 1998, the cash consideration was released from escrow.

    In connection with this acquisition, the Company recorded $754,591 of excess cost over the fair market value of net assets acquired ("goodwill") related to this transaction. The 1996 statement of operations includes the operations of NTBM for the period from October 21, 1996 (the date of acquisition) through December 31, 1996.

    In connection with this acquisition, the Company entered into employment and consulting agreements with the former owners of Prompt Medical Billing. In March 1998, the former owners ceased performing their duties. NTBM subsequently lost its principal customer and ceased operations. With the loss of the principal customer, the Company believes that it has claims against the former owner sounding in fraud and breach of representations and warranties. The Company has ceased paying the former owners under the employment and consulting agreements. The former owners have recently commenced an arbitration against the Company in the state of Florida for breach of these agreements. The Company has commenced an arbitration proceeding against the former owners in the City of New York under the asset purchase agreement for damages which the Company alleges to have sustained by reason of the breach of the representations and warranties and covenants of the former owners. These arbitrations are in the formative stages of their respective proceedings.

    c.    Suspension of Analytical Biosystems Corporation's Laboratory
    Operations

    ABC has temporarily suspended the marketing of its Fluorescent Cytoprint Assay ("FCA"), which is a specialized clinical laboratory assay used in assisting in the selection of chemotherapeutic drugs most likely to be effective in treating a cancer patient's solid mass tumor. With the suspension of current direct marketing efforts of the FCA, the Company and ABC intend to investigate the feasibility of resuming such marketing efforts through an alliance or joint venture or licensing the technology to others. At the present time, the Company has not entered into any discussions with any entity relating to the marketing and sale of the FCA or the licensing of ABC's FCA technology, and no assurance may be given that the Company will be able to market and sell its FCA through alternate means. ABC has ceased processing specimens for the assay and has suspended its laboratory operations in Rhode Island in November, 1997.

    d.    Pro Forma Disclosures - Unaudited

    Pro forma selected financial data, assuming the assets of Prompt Medical and the stock of Medical Science Institute and Physicians Clinical Laboratory, Inc. had been acquired at the beginning of 1996 follows:

                                                       1997            1996
                                                   ------------    ------------
         Revenues                                  $ 67,115,910    $ 76,031,204
                                                   ============    ============

         Net loss                                  $(33,654,830)   $(24,540,605)
                                                   ============    ============

         Net loss per common share                 $    (223.56)   $    (176.40)
                                                   ============    ============

    The above pro forma information does not purport to represent what the Company's results of operations would actually have been had the acquisition of the assets of Prompt and the stock of MSI and PCL in fact occurred at the beginning of the periods indicated or to project the Company's results for any future periods.

4. - INVESTMENT IN PHYSICIANS CLINICAL LABORATORY, INC.

    a.    Acquisition of Physicians Clinical Laboratory, Inc.

    In 1996, the Company acquired certain debt securities of Physicians Clinical Laboratory, Inc., a Delaware corporation ("PCL"). United reached an agreement (the "PCL Plan") with the holders of the Senior Debt, Subordinated Debt and the management of PCL whereby United would acquire a 52.6% interest in PCL. The terms of the agreement provided that PCL file a plan to effectuate the agreement. As required by the aforementioned agreement, the Company purchased approximately $13,300,000 of Senior Debt for $10,000,000 on November 7, 1996. On November 8, 1996, PCL and its then subsidiaries filed a petition for relief under Chapter 11 of the Federal Bankruptcy Laws in the United States Bankruptcy Court. In December 1996, the Company received a distribution totaling $575,561 which was applied against the Company's investment in the senior debt of PCL.

    During the period from November 8, 1996 through October 3, 1997, PCL operated as debtor-in-possession. In accordance with the PCL Plan, certain holders of Senior Debt contributed $10,000,000 in debtor-in-possession financing to PCL, which was forgiven under the terms of the reorganization. The Bankruptcy court confirmed PCL's Second Amended Plan of Reorganization on April 18, 1997 and PCL emerged from bankruptcy on October 3, 1997, the effective date of the plan. Pursuant to the reorganization plan, all subsidiaries of PCL, including MSI, were merged with and into PCL.

    On the effective date, as required under the PCL Plan, the debt purchased by United was converted into 35.6% of the common stock of PCL. United acquired an additional 17% of the common stock in exchange for the $5,000,000 MSI note (Note 3a), resulting in United owning 52.6% of the outstanding common stock of PCL. United accounted for the acquisition under the purchase method. The Company's acquisition cost consisted of the $15 million investment above, plus deferred acquisition costs (Note 12), less the deferred gain on the sale of MSI (Note 3a). The Company recorded approximately $2 million in excess cost over the fair market value of net assets acquired ("goodwill"). The 1997 statement of operations includes the operations of PCL for the period from October 3, 1997 (the date of acquisition) through December 31, 1997.

    Minority interest in losses of PCL has been recognized in excess of the minority interest in the equity capital of PCL since the minority shareholders have advances to PCL in the form of senior secured notes. Accordingly, the minority interest excess has been recorded as a reduction of liabilities in the accompanying balance sheet.

    PCL accounted for the reorganization using the principles of fresh start accounting, as required by Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", issued by the American Institute of Certified Public Accountants. Under the principles of fresh start accounting, as of September 30, 1997, PCL's total assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable assets on the basis of their estimated fair value and PCL's prior accumulated deficit was eliminated. The excess of the reorganization value over the value of identifiable assets is reported as "reorganization value in excess of amounts allocable to identifiable assets".

    The total reorganization value was determined in consideration of several factors. The methodology employed involved estimation of PCL's enterprise value (the market value of its stockholders' equity and its debt), taking into account the new investment by United and market rates for similar debt instruments. This resulted in an estimated reorganization value of approximately $87 million, of which the reorganization value in excess of amounts allocable to identifiable assets was approximately $71 million. The excess reorganization value is being amortized over 15 years.

    After the reorganization, PCL continued to experience customer losses and reduction in third party reimbursements, and has been unable to completely achieve the operating performance anticipated in the reorganization plan. These factors resulted in cash flow deficits and continued operating losses. As a result, management has reevaluated the recoverability of the excess reorganization value using a valuation methodology based on revised discounted cash flow projections and PCL recorded a write-down of excess reorganization value of approximately $34.7 million. In addition, as a result of this process, the Company charged off the balance of the remaining goodwill relating to PCL of approximately $2 million. See Note 16.

    Effective with PCL's Plan of Reorganization, United entered into a Stockholders Agreement with certain of the other PCL stockholders who received Senior Secured Notes issued by PCL. The agreement provides for restrictions on transfers of PCL stock and rights to acquire additional shares pro rata to their holdings if additional shares are issued or transferred by PCL. The agreement also provides rights to United to designate 3 members of PCL's 5 member board of directors and the other stockholders to designate 2 members, as long as certain ownership percentage is maintained. The agreement includes corporate governance provisions relating to PCL, including limitations on certain issuance of securities, merger or sale, capital expenditures, issuance of debt, or modifications to the certificate of incorporation, bylaws or the president's employment agreement without at least one vote of a director designated by the other stockholder group.

    PCL's Certificate of Incorporation provides the same purchase rights as under the Stockholders Agreement to all stockholders who received Senior Secured Notes (Note 7). PCL shall reserve shares of its common stock for issuance under the rights. The purchase rights terminate upon an initial public offering by PCL.

    In connection with the acquisition of PCL, United entered into a Noncompetition Agreement with PCL, under which United will not directly or indirectly engage in any business involved in the provision of clinical laboratory services in the United States as long as United or affiliates own at least 25% of the common stock of PCL, subject to defined exceptions.

    Pursuant to its Plan of Reorganization and a Warrant Agreement, PCL issued warrants for the purchase of an aggregate of 131,579 shares of its common stock. The exercise price under the warrants is $13.30 per share and the warrants expire October 3, 2002. The agreement includes anti-dilution provisions for the adjustment of number of shares and exercise price upon the occurrence of certain events.

    In June, 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL (Note 7). After the sale, United owns 49.9% of the issued and outstanding shares of PCL. The transaction also resulted in amendment of the Stockholder Agreement. The agreement as amended provides the lender stockholder with the right to elect the majority of the board and provides United the rights under the corporate governance provisions above. In addition, United has granted to the lender stockholder an exclusive option to purchase United's shares of the Company for a price of $10 million. The option is exercisable upon certain actions of the PCL board, subject to United stockholder approval. The amended agreement also has a buy-sell provision at defined prices.

    On October 29, 1998, the same stockholder loaned PCL an additional $2 million for working capital. This loan has the same terms and provisions as the $4 million loan discussed above. In connection with the loan, the Stockholder's Agreement was amended to modify certain corporate governance rights previously granted to the Company.

    See Note 16 for the subsequent sale of PCL's business.

5. - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements consists of the following:

                                                          1997           1996
                                                      -----------    -----------
         Laboratory equipment                         $ 1,005,641    $   953,830
         Computer equipment                               855,173        397,551
         Office equipment                                 309,463        271,459
         Leasehold improvements                           954,437        499,414
                                                      -----------    -----------

                                                        3,124,714      2,122,254
         Less accumulated depreciation                    366,238        355,412
                                                      -----------    -----------

                                                      $ 2,758,476    $ 1,766,842
                                                      ===========    ===========

    Depreciation expense was approximately $398,517 and $140,500 for the years ended December 31, 1997 and 1996, respectively.


6. - ACCRUED EXPENSES

    Accrued expenses consist of the following:

                                                          1997           1996
                                                      -----------    -----------
         Accrued acquisition fees                     $   183,450    $   117,000
         Employee compensation                          1,358,367        246,134
         Accrued paid time off                            979,446        172,058
         Accrued interest                               1,663,562              -
         Consulting and professional fees               1,274,812        275,000
         Other                                          2,366,797        475,843
                                                      -----------    -----------

                                                      $ 7,826,434    $ 1,286,035
                                                      ===========    ===========

7. - DEBT

    Debt consists of the following:

                                                                         1997         1996
                                                                     -----------   ----------
         Notes payable due to a third party, interest at
           15%, all principal and interest due on January
           31, 1997; collateralized by the Company's
           investment in Senior Debt of PCL. The loan was
           further collateralized by a personal guaranty of
           United's president (see below)                            $         -   $1,953,605

         Notes payable to State of Rhode Island's Small
           Business Loan Fund Corporation (SBLFC), currently
           in default; modified in March 1998 to 9.5%
           interest, principal due on demand; collateralized
           by virtually all of the assets of United and ABC              146,831      319,519

         Other long-term liabilities related to MSI
           acquisition (see Note 3)                                            -      329,538

         Note payable to the Internal Revenue Service,
           bearing interest at 9%, principal due in monthly
           installments of $5,301 through May 2002                       237,915            -

         Note payable bearing interest at 10%, principal due
           in monthly installments of $11,886 through May
           1997                                                           37,386            -

         Note payable to the Internal Revenue Service,
           bearing interest at 8%, principal due in
           quarterly installments of $18,418 through
           December 2003                                                 255,672            -

         Senior secured notes due 2004, face amount
           $55,000,000, net of unamortized discount of
           $7,647,000, currently in default                           47,353,000            -

                                                                         1997         1996
                                                                     -----------   ----------
         Note payable to the United States government,
           bearing interest monthly at the 30 day Treasury
           Bill rate (5.6% at 1997), principal due in
           monthly installments of $25,000 through July 2003
           (Note 13)                                                   1,725,000            -

         Note payable to unsecured creditors under the PCL
           Plan, non-interest bearing, due October 1998                  400,000            -

                                                                      50,155,804    2,602,662
         Current maturities of long-term debt                         48,251,081    2,263,990
                                                                     -----------    ---------

         Long-term debt, less current maturities                     $ 1,904,723    $ 338,672
                                                                     ===========    =========

    On January 23, 1997, the Company obtained a new loan from a private lender in the principal amount of $2,000,000, which funds were used to repay the outstanding balance of the notes payable due to a third party (see above). The new loan was paid in full in February 1997 in connection with the sale of MSI to PCL (Note 3). In conjunction with the issuance of this note payable, the lenders were issued warrants to purchase 1,428 shares of common stock at an exercise price of $805.00 per share. The new third party lender is a significant stockholder of the Company. The Company recognized $494,000 in interest expense attributable to the value of these warrants.

    In March 1998, the Company obtained a new loan from this same lender/stockholder in the principal amount of $250,000. Principal and interest at 10% are due on the earlier of April 1999 or consummation of a private placement with defined proceeds. The new loan is secured by a pledge of 125,000 shares of PCL stock. As a condition to making the loan, the lender required, and the board approved, issuing the lender warrants to purchase 44,000 shares of common stock stated on a presumed post-reverse split basis. The exercise price will be equal to the closing bid of the common stock on the first business day following the effective date of the reverse split, subject to reduction if a private placement is made following the reverse split at a lower price. The warrants are exercisable until the fifth anniversary of the reverse split. As further consideration for the loan, the Company agreed to adjust the exercise price of the warrants to purchase 1,428 shares above, to the same price as the new warrants.

    In September, 1997, as provided by its Plan of Reorganization, PCL issued $55,000,000 principal amount Senior Secured Notes, due in September 2004, to a group of senior lenders who are also significant stockholders in PCL. The Notes have been recorded at their present value of $47,000,000 based upon an estimated discount rate of 15%. The difference between the present value and the aggregate principal amount will be amortized into interest expense over the term of the debt. For the first two years after issuance, the Notes bear interest at the rate of either 10% in cash or 12% in kind (increase to principal), at the option of the PCL. PCL may not elect interest payments in kind once a cash interest payment has been made. After two years, the Notes will bear interest at the rate of 11% in cash, which rate will be increased by 1% per annum through maturity. Interest is payable semi-annually. Interest on overdue payments will be at 1% over the then applicable interest rate.

    The Notes may be redeemed at PCL's option upon certain notice. PCL is obligated to offer to repurchase the Notes upon the occurrence of a change of control, upon certain defined asset sales or upon consummation of an underwritten public offering of its capital stock. All redemptions are at 100% of principal plus accrued interest, except upon a change of control at 101% of principal plus accrued interest. Under a registration rights agreement, at any time after December 31, 1998, the holders of a majority of then outstanding Notes have one right to request the Company to effect the registration of these Notes under the Securities Act, subject to certain exceptions.

    The Notes are collateralized by a first priority security interest in all assets of PCL including capital stock of its subsidiary, under a Security Agreement and Pledge Agreement Under an intercreditor and subordination agreement, the security interests in PCL's receivables are subordinated to Daiwa Healthco-3 LLC under the line of credit discussed below.

    Each of the agreements contains certain financial covenants and restrictions. PCL was in violation of certain covenants in 1997 and does not expect to be compliance in 1998, which constitutes an event of default. The lender has the right to accelerate payment of the debt and, accordingly, the debt has been classified as current portion of long-term debt.

    In June, 1998, a significant stockholder of PCL, which is also a significant holder of Senior Secured Notes, loaned PCL $4 million for working capital. The loan bears interest at 15% per annum, payable semi-annually, and matures in June, 2001. PCL has the option to pay interest in cash or by addition to principal. The loan is senior to the $55 million Senior Secured Notes and is subordinated to the Daiwa credit facility. In connection with, and as additional consideration for, the loan, United sold a portion of its shares to the lender and amended the Stockholders' Agreement (Note 4).

    Future principal payments on long-term debt due in each of the next five years are as follows:

              1998                                       $ 48,251,081
              1999                                            409,820
              2000                                            418,867
              2001                                            428,719
              2002                                            389,094
            Thereafter                                        258,223
                                                         ------------

                                                         $ 50,155,804
                                                         ============

LINE OF CREDIT

    On September 30, 1997, PCL and its wholly owned subsidiary, the Bio-Cypher Funding Corp. (the "Funding Corp."), entered into a credit facility with Daiwa Healthco-3 LLC. Under the credit facility, PCL sells and contributes all of its healthcare accounts receivables to the Funding Corp., which in turn pledges such accounts receivable to Daiwa as collateral for revolving loans. The proceeds of such revolving loans are used to purchase the eligible accounts receivable from PCL. The credit facility expires September 30, 1999. The debt is classified as a current liability under accounting literature for revolving credit agreements that contain both a subjective acceleration clause and a lockbox arrangement.

    Under the Healthcare Receivables Purchase and Transfer Agreement, PCL sells and contributes all of its healthcare accounts receivables and related items to the Funding Corp. for a purchase price equal to 95% of the expected net value of those accounts receivable that meet certain eligibility requirements. PCL acts as the servicer of such accounts receivable. The agreement requires the use of lockboxes which are restricted to withdrawal by Daiwa. The Funding Corp. may replace PCL with a third-party servicer upon the occurrence of certain termination events.

    Under the Loan and Security Agreement with Daiwa, the maximum available to the Funding Corp. is $10 million, subject to a borrowing base equal to 85% of the value of eligible accounts receivable, and subject to certain adjustments. At December 31, 1997, there was $0 available to be drawn. Interest is payable monthly at LIBOR Rate plus 3%, which interest rate will increase by 2% after an event of default. The effective interest rate was 9.5625% on December 31, 1997. The Agreement also provides for a monthly non-utilization fee equal to 1/2 % on the unused maximum available and upon early termination, a fee of $200,000. The loan is collateralized by a first priority lien on all healthcare receivables and certain bank accounts.

    Both the Healthcare Receivables Purchase and Transfer Agreement and the Loan and Security Agreement contain representations and warranties, affirmative and negative covenants (including financial covenants), events of default and events of termination that are typical in transactions of this nature. PCL and the Funding Corp. are not in compliance with certain covenants, which constitutes an event of default. The lender has the right to accelerate payment of the debt.


8. - LEASE COMMITMENTS

    The Company is obligated under capital leases for certain computer and laboratory equipment that expire at various dates during the next five years. Equipment under capital leases was $482,073 and $396,700, and related accumulated amortization was $77,167 and $26,700 as of December 31, 1997 and 1996, respectively.

    The Company also leases its laboratories and patient service centers under operating leases expiring over various terms. Many of the monthly lease payments are subject to increases based on the Consumer Price Index from the base year.

    The Company also leases remote draw station space, several automobiles and other equipment, which have been classified as operating leases and expire over the next 6 years. Many of the draw station leases have renewal options and monthly lease payment subject to annual increases.

    The Company's future minimum lease payments under capital and operating leases are as follows as of December 31, 1997:

                                                          Capital      Operating
                                                           leases        leases
                                                         ----------    ----------
   1998                                                  $  551,606    $2,835,750
   1999                                                     432,879     1,794,068
   2000                                                      50,312     1,073,070
   2001                                                      50,000       740,771
   2002                                                      50,000       311,003
   Thereafter                                                    --        31,075
                                                         ----------    ----------

   Total minimum lease payments                           1,134,797    $6,785,737
                                                                       ==========
   Less amounts representing interest                        38,768
                                                         ----------

   Present value of net minimum lease payments            1,096,029

   Less capital lease obligations due within one year       520,055
                                                         ----------

   Capital lease obligations - long-term portion         $  575,974
                                                         ==========

    Rental expense was $1,142,930 and $168,500 for the years ended December 31, 1997 and 1996, respectively.


9. - STOCKHOLDERS' EQUITY

    a.    Series A Convertible Preferred Stock

    On December 2, 1996, the Company completed a private placement offering for a total of 14,000 shares of Series A Convertible Preferred Stock for a total aggregate purchase price of $14,000,000. The Company realized net proceeds of approximately $12,135,000 after deducting expenses totaling $1,865,000. In connection with this offering, the Company issued 857 shares of common stock and warrants to purchase 1,224 shares of common stock exercisable at $1,050.00 per share.

    The Series A Convertible Preferred Stock is convertible, by its terms, into shares of common stock at the option of the holder commencing on the 45th day after the issue date. Up to one third of the shares of the Series A Convertible Preferred Stock may be converted into common stock on each of the 45th day, 75th day and 105th day after the issue date. Commencing upon the 270th day following completion of the private placement, the Company has the right, upon 30 days' prior notice, to cause the Series A Convertible Preferred Stock to be converted into common stock at the then applicable conversion price. The shares will be convertible into such number of shares of common stock as shall equal $1,000 divided by a conversion rate equal to the lesser of (i) 75% of the average closing price of the common stock for the 5 days immediately preceding the date of the holder's notice of conversion or (ii) $1,225.00, subject to certain adjustments.

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

    Several Preferred Shareholders have indicated that they intend to commence an action against the Company arising out of the failure of the Company to cause the conversion shares to be registered prior to July 21, 1997, seeking unspecified damages and/or seeking to rescind their purchase of the Preferred Stock. The Company believes that, if any such action is commenced against it, it has good and meritorious defenses. In the event any such action is brought against the Company, and the Company does not prevail thereon, and is found to be responsible for the damages or losses, such circumstances would have a material adverse effect upon the Company's consolidated results of operations and financial position. The Company filed a Registration Statement relating to the shares of its Common Stock to be issued upon conversion the Company's 14,000 shares of Preferred Stock with the Securities and Exchange Commission on July 21, 1997, which was declared effective on July 23, 1997. Subsequent to July 23, 1997, the Company suspended further conversions of the preferred stock due to the fact that it no longer had sufficient available authorized but unissued common stock, and the Company additionally suspended further sales under the registration statement until such time as its registration statement could be amended to include the financial statements of Physicians Clinical Laboratory, Inc. The filing of such registration statement may not, however, resolve the dispute to the satisfaction of the Preferred Shareholders, and no assurance may be given that the Preferred Shareholders may not thereafter commence an action against the Company.

    On May 23, 1997, a complaint was filed against United and others in an action in the United States District Court. The complaint alleges that the Company and the other defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Section 349 of the General Business Law of the State of New York (the "GBL"). The claims against the Company under the Exchange Act and the GBL are purportedly based on allegations that the Company knew of and failed to disclose, among other things, unlawful trading activity in the Company's securities by the other defendants named in the action. The complaint seeks compensatory damages in an unstated amount, seeks to enjoin the Company from registering certain Series A Convertible Preferred Stock until the determination of the action, and seeks reasonable attorneys' and expert fees as well as treble and punitive damages. On February 9, 1998, the complaint was dismissed. The dismissal of the complaint is under appeal before the United States Court of Appeals for the Second Circuit. The Company believes that the claims are without merit, and that it has good defenses.

    On February 4, 1998, a complaint was filed against United and others in an action in the United States District Court. The complaint alleges that the Company and the other defendants (directors of the Company) violated Section 10(b) and Section 20 of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint also alleges common law fraud, conversion and breach of contract. These claims against the Company are purportedly based on allegations that the Company participated in a scheme to deprive its Series A Convertible Preferred Shareholders of their conversion and registration rights. The complaint seeks compensatory damages of at least $1.25 million and punitive damages of at least $3 million or, in the alternative, an order for the Company to allow the plaintiffs to exercise certain conversion and registration rights. The complaint also seeks reasonable costs and attorneys' fees. The Company believes that the claims are without merit, and that it has good defenses which it will assert at the appropriate time. The Company and the other defendants have moved to dismiss the complaint, and that motion is under consideration.

    Holders of shares of the Series A Convertible Preferred Stock are not entitled to receive dividends in cash or otherwise. The holders of shares of the Series A Convertible Preferred Stock are not entitled to voting rights. In addition, effective June 1, 1998 the Company's common stock was delisted from the Nasdaq SmallCap Market. Since the conversion price of the preferred stock is related to the Nasdaq bid price for the common stock, it would appear that the preferred stock cannot be converted until the Company is relisted on Nasdaq.

    The Company has not timely filed its annual report on form 10-KSB for the year ended December 31, 1997. Such failure was due to the inability of the Company to obtain audited financial statements for both itself and Physicians Clinical Laboratory, Inc. Subsequent filings are also delinquent. The Company is unable to determine what remedial action, if any, may be sought by the Securities and Exchange Commission.

    b.    Common Stock

    In April 1996, the Company completed a private offering of 3,571 shares of its common stock for an aggregate of $2,875,000. The Company realized net proceeds of approximately $2,596,000 from the private placement. In connection with this offering, the Company incurred expenses totaling $278,800 and issued warrants to purchase 1,071 shares of common stock exercisable at $1,015.00 per share.

    Investors in the April offering were granted certain "demand and piggyback" registration rights for the shares sold in the April offering. In settlement of certain alleged claims by the investors in the April offering that the Company had failed to timely register the shares owned by such investors, the Company agreed to issue one-half share (on a pre-reverse split basis) to the investors for each share purchased in the April offering. In 1996, the Company expensed the fair value of the shares of common stock issued in February 1997 to settle the matter resulting in a non-cash charge of $1,422,500 in 1996 and recognized a liability in the accompanying consolidated financial statements at December 31, 1996.

    Effective June 1, 1998, the Company's common stock was delisted from the Nasdaq SmallCap Market, due to failure to file reports with the Securities and Exchange Commission and the failure of the Company to meet new Nasdaq minimum financial requirements.

    On December 23, 1998, the Company effected a seventy to one common stock reverse split. An amount equal to the par value of the common shares relinquished was transferred from the common stock account to capital in excess of par value. This transfer has been reflected in the Consolidated Statement of Stockholders' Equity at December 31, 1995. All references to number of common shares, except shares authorized, and to per share information in the consolidated financial statements have been adjusted to reflect the stock reverse split on a retroactive basis.

    c.    Authorized Shares

    On October 21, 1997, the stockholders of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the total number of shares of all classes of capital stock which the Company may issue to 52,000,000 shares. Such increase has been effected by increasing the number of shares of common stock from 12,000,000 shares to 50,000,000 shares and by increasing the number of shares of preferred stock from 1,000,000 shares to 2,000,000 shares.

    d.     Grant of Restricted Stock

    In June 1995, the Company granted 1,428 restricted shares to the Company's chairman that vested periodically at a rate of 71 shares per year subject to certain conditions and certain accelerated provisions. The grant has been accounted for as an increase in common stock and capital in excess of par value at the fair value of the shares at the date of the grant (and modified periodically to reflect current valuations) offset by an equal charge to equity recorded as an Unvested Common Stock Grant. At December 31, 1995, conditions for acceleration were achieved, subject to one year continued employment. The Unvested Common Stock Grant was to be amortized over an eighteen-month vesting period and has been included in selling, general and administrative expenses. In addition, the Company had agreed to reimburse the officer for income taxes associated with the grant. Such reimbursements were accrued in accordance with the vesting schedule.

    On December 2, 1996, the Company agreed to exchange 1,357 unvested shares under the 1995 grant for 4,285 warrants with an exercise price of $490.00 per share. In connection with the exchange, the Company recognized the excess of the value ($26,200) of the old grant at the exchange rate (valued at $2,013,700) over the value of the new grant (valued at $1,987,500) as a reversal of an expense in 1996.

    e.     Stock Option Plans

    At December 31, 1997, the Company has stock option plans as follows:

         i.   1994 Plan

         The Company has reserved 5,000 shares of common stock under the 1994 Employee Stock Option Plan (the 1994 Plan). Options granted under the 1994 Plan may be incentive options or nonqualified stock options, and shall be designated as such at the time of grant. The 1994 Plan permits the granting of incentive options only to officers and full-time employees of the Company, at no less than 100% of the fair market value of the Company's common stock at the date of the grant. Nonqualified stock options may be granted to officers, employees, consultants, and advisors of the Company, as well as to members of the Board of Directors, at a price determined by the Plan administrator but in no case less than 85% of the fair market value of the Company's common stock at the date of the grant. To the extent that any option intended to be an incentive option shall fail to qualify as such under Section 422 of the Internal Revenue Code of 1986, such options shall be deemed to be nonqualified options. The 1994 Plan is administered by the Option Committee of the Board of Directors, which has full power to determine the specific terms of each option granted, subject to the provisions of the 1994 Plan. As of December 31, 1997, the Company has granted options for a total of 2,502 shares under this Plan.

         ii.  Director's Plan

         The Company has reserved 2,857 shares of common stock under the Non-Employee Director Stock Option Plan (the Director Plan). Each non-employee director, upon election of the Company's Board of Directors, shall be granted options for 71 shares of common stock, and each shall be granted on subsequent annual anniversary dates of the initial grant, additional options for 114 shares of common stock. Under the terms of the agreement, the sum of the number of shares to be received upon any grant multiplied by the fair market value of each share at the time of the grant may not exceed $75,000. As of December 31, 1997, the Company has granted options for a total of 484 shares under this Plan.

         The exercise price of each option shall be 100% of the fair market value of the Company's common stock at the date of the grant. The Director Plan is administered by the Director Plan Committee, which is comprised of not less than two directors of the Company who are not entitled to participate in the Director Plan.

         iii.  1992 Plan

         The Company has reserved 167 shares of common stock under a 1992 Stock Option Plan (1992 Plan). In August 1994, the 1992 Plan was terminated except for then outstanding options and replaced by the 1994 Plan.

         iv.  Other Stock Options

         The Company also has 102 stock options outstanding that were not issued under any specific plan.

         v.   Subsidiary's Stock Options

         Effective with its Plan of reorganization, the Company's subsidiary, PCL, adopted a stock option plan with respect to PCL common stock. Under an employment agreement effective September 30, 1997, PCL granted its president a 10 year option to purchase 200,000 shares of common stock at an exercise price of $.25, which option is fully vested and exercisable immediately. The option provides for payment of the option price in cash or pursuant to a cashless exercise, and is subject to defined anti-dilution provisions. The option is not transferable except in limited circumstances and will terminate one year after termination of the optionee's employment, except where such shares have not been registered. PCL is obligated to register the shares upon any appropriate filing and the expiration date will extend to the date of such registration. Management estimated the market value of the stock to be less than the exercise price, and accordingly, no compensation cost has been recognized.

    f.     FAS 123 Disclosures

    The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123") and will continue to account for its stock option plans in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees.

    The following table presents the combined activity of United's stock option plans for the years ended December 31, as follows:

                                      1997                      1996
                              ----------------------    ---------------------
                                           Weighted                  Weighted
                                            Average                   Average
                                           Exercise                  Exercise
                              Options        Price      Options        Price
                              --------     ---------    --------     ---------
Outstanding at January 1         3,800       $565.60       3,423       $518.70
Granted                             --            --         379        989.10
Exercised                         (112)       403.90          --            --
Canceled                          (431)       750.40          (2)       519.40
                              --------     ---------    --------     ---------
Outstanding at December 31       3,257       $546.70       3,800       $565.60
                              ========     =========    ========     =========

Options exercisable at
    December 31                  3,257       $546.70       3,421       $519.40
                              ========     =========    ========     =========

    The Company grants warrants in connection with financing activities, merger and acquisitions activity, and as a form of compensation to both employees and consultants. Expiration dates vary on outstanding warrants ranging from February 1998 through October 2002.

    The following table presents the combined activity for all United warrants issued for the years ended December 31, as follows:

                                      1997                      1996
                              -----------------------   -----------------------
                                           Weighted                  Weighted
                                            Average                   Average
                                           Exercise                  Exercise
                              Warrants       Price      Warrants       Price
                              ---------    ---------    ---------   -----------
Outstanding at January 1         21,099      $765.80        5,875   $    675.50
Granted                           2,254       753.90       15,224        800.10
Exercised                        (6,075)      186.90           --            --
Cancelled                        (2,071)      980.00           --            --
                              ---------    ---------    ---------   -----------
Outstanding at December 31       15,207    $  767.20       21,099   $    765.80
                              =========    =========    =========   ===========

Warrants exercisable at
    December 31                  15,207    $  767.20       21,099   $    765.80
                              =========    =========    =========   ===========

    The following table presents weighted average price and life information about significant United option groups outstanding at December 31, 1997:

                                                   Options Outstanding                  Options Exercisable
                                        ----------------------------------------     ------------------------
                                                         Weighted
                                                          Average       Weighted                     Weighted
                                                         Remaining       Average                      Average
                                          Number        Contractual     Exercise        Number       Exercise
        Range of Exercise Prices        Outstanding     Life (Yrs.)       Price       Exercisable      Price
        ------------------------        -----------     -----------     --------      -----------    --------
      Less than $525.00                        2,783            4.7     $ 487.20          2,783     $  487.20
      $525.00 - $1,050.00                        474            3.0     $ 896.70            474     $  896.70
                                        ------------                                  ---------

                                               3,257                                      3,257
                                        ============                                  =========

    The following table presents weighted average price and life information about significant United warrant groups outstanding at December 31, 1997:

                                                    Warrants Outstanding                 Warrants Exercisable
                                        ----------------------------------------     ------------------------
                                                         Weighted
                                                          Average       Weighted                     Weighted
                                                         Remaining       Average                      Average
                                          Number        Contractual     Exercise        Number       Exercise
        Range of Exercise Prices        Outstanding     Life (Yrs.)       Price       Exercisable      Price
        ------------------------        -----------     -----------     --------      -----------    --------

      Less than $525.00                        5,437            3.8     $  489.30         5,437     $  489.30
      $525.00 - $1,050.00                      7,689            4.0     $  788.90         7,689     $  788.90
      Greater than $1,050.00                   2,081             .6     $1,412.60         2,081     $1,412.60
                                        ------------                                  ---------

                                              15,207                                     15,207
                                        ============                                  =========

    The weighted average fair value per share and exercise price of United options and warrants granted during 1997 and 1996 were as follows:

                                                   1997                             1996
                                      -----------------------------    -----------------------------
                                             WEIGHTED AVERAGE                 Weighted Average
                                      FAIR VALUE     EXERCISE PRICE    Fair Value     Exercise Price
                                      ----------     --------------    ----------     --------------
    Share price = Exercise price            N/A             N/A         $ 205.10         $   877.10
    Share price > Exercise price      $       -       $  665.00         $ 563.50         $   546.00
    Share price < Exercise price      $  345.80       $  805.00         $ 115.50         $ 1,176.00

    The fair value of United warrants and options at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:

                                             Options                 Warrants
                                    -----------------------   -----------------------
                                       1997         1996         1997        1996
                                    ----------   ----------   ----------  -----------
    Expected life (years)               N/A           5            5          1-5
    Interest rate                       N/A         6.09%         6 %        6.09%
    Volatility                          N/A         25.7%         17%        25.7%

    The fair value of PCL's option grant is estimated on the date of grant using the Black-Scholes options - pricing model with the following assumptions used: expected volatility 80%, risk-free interest rate 6%, no dividend yield and expected life of 5 years.

    The following are the pro forma net loss and net loss per share for 1997 and 1996, as if the compensation cost for options and warrants granted had been determined based on the fair value at the grant date for grants in 1997 and 1996, consistent with the provisions of FAS 123:

                                                  1997                             1996
                                    ------------------------------    ----------------------------
                                     AS REPORTED       PRO FORMA       As Reported      Pro Forma
                                    ------------     -------------    -------------    -----------
    Net loss                        $(31,626,086)    $(31,656,086)    $ (7,787,655)    $(9,199,485)
    Net loss per share -
      basic and diluted             $    (210.72)    $    (210.91)    $    (396.46)    $   (446.85)

    g.    Reduction in Exercise Price of Warrants

    On April 29, 1997, United reduced the exercise price for all outstanding warrants and options to $123.20 per share, which price was equal to 75% of the average closing price for the Company's common stock for the ten (10) days prior to such reduction. Such reduction was effective for a 45 day period through June 13, 1997. As of June 13, 1997, the Company received an aggregate of approximately $619,000 as a result of the exercise of 5,024 warrants.

    h.    Common Stock Reserved

    The Company has reserved 23,372 shares of common stock for the exercise of options and warrants. The Company was not able to reserve a sufficient number of common shares to provide for the conversion of the Series A Convertible Preferred Stock as of December 31, 1997 (approximately 574,000 shares required).


10. - CONTRACT RESEARCH

    a.    Research Funding Agreement

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

    Commercialization--During the Commercialization Phase, the Company will pay amounts to RIPSAT equal to the funds received during the Applied Research Phase. Payment will begin at the end of the first calendar quarter in which sales of the product are recorded. Payments will be calculated as follows
    (i) 3% of quarterly net sales of the FCA, but not exceeding an aggregate of $107,000, and (ii) 5% of quarterly net sales of the RMCE. The 3% and 5%, under certain circumstances, may be increased to 6% and 10%, respectively. At December 31, 1997, the Commercialization Phase has not commenced.

    b.    Research and License Agreement

    In May 1991, the Company entered into a Research Agreement with Brown University (Brown). Under the agreement, the Company will fund Brown for all direct and indirect costs incurred in the performance of the research which shall not exceed $375,604 without written authorization from the Company. The total reimbursable costs expended by Brown University under this agreement through December 31, 1993, were $362,255, of which $320,338 was reimbursed to the Company by RIPSAT. Of the $362,255, the Company has paid $306,684 to Brown leaving a balance of $55,571 at December 31, 1997.

    Under the provisions of the agreement, the Company has an option to license intellectual property developed in the performance of the agreement. The Company will pay royalties to Brown at a rate of 2% of sales which shall commence two years from issuance of a patent and extend for the life of the license.

    c.    Clinical Trial Agreement

    On August 14, 1995, the Company entered into an Agreement with a research institution to conduct a clinical trial. The cost of this clinical trial was not to exceed $568,000. In 1996, the Agreement was terminated by the Company as a result of the institution's inability to obtain the requisite number of accruals. For the year ended December 31, 1996, the Company recorded expenses totaling $56,800 under the Agreement. The Company has commenced an action to recover the recorded expenses.


11. - INCOME TAXES

    The Company files consolidated tax returns with its wholly-owned subsidiaries. At December 31, 1997, the Company and its wholly-owned subsidiaries have net operating loss carryforwards of approximately $19 million for income tax purposes that expire at various times from 2001 to 2012; including approximately $3 million of these losses that are limited in usage. PCL has approximately $9 million in net operating loss carryforwards expiring between 1998 and 2012. Utilization of the net operating loss carryforwards may be subject to limitations pursuant to Section 382. No income tax benefit has been recorded during the years ended December 31, 1997 and 1996.

    The principal components of the Company's deferred tax assets were as follows:

                                                      1997              1996
                                                  ------------     ------------
Deferred tax assets:
Net operating loss carryforwards                  $ 10,744,000     $  9,829,000
Allowance for bad debts                              3,680,000               --
Intangibles                                         25,420,000               --
Equipment                                            1,204,000               --
Federal general business tax credits                   150,000          150,000
Other                                                  154,000          175,000
                                                  ------------     ------------

                                                    41,352,000       10,154,000
Valuation allowance                                (41,352,000)     (10,154,000)
                                                  ------------     ------------

Net deferred tax assets                           $         --     $         --
                                                  ============     ============

    Net deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. The valuation allowance increased $4,247,000 in 1996, due primarily to the increases in net operating loss carryforwards and tax credits. The valuation allowance increased $31,198,000 in 1997 primarily from the increases in operating loss carryforwards of Physicians Clinical Laboratory, Inc. (Note 4).


12. - ACQUISITION COSTS

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

    At December 31, 1996, the Company had $1,028,524 of deferred acquisition costs. The costs primarily related to expenses incurred in conjunction with the Company's acquisition of PCL. Included in the deferred costs is investment banking expenses totaling $597,750 relating to the issuance of 1,071 warrants with an exercise price of $665.00 per share to an investment banker for work performed relating to the acquisition of PCL (Note 13). In 1997, the Company incurred additional acquisition costs totaling $219,800 (Note 13). All acquisition costs were recorded as purchase cost of the PCL acquisition (Note 4).


13. - OTHER AGREEMENTS

    In 1995, the Company entered into an agreement with an investment banker whereby the investment banker can earn cash commissions and up to 2,857 warrants with an exercise price of $665.00 if certain events, as defined, occur. The agreement expires in June 2000. In 1996, the investment banker earned a cash transaction fee totaling $300,000 and was granted 1,071 warrants. In 1997, the investment banker earned $183,450 in cash commissions and earned 826 warrants with an exercise price of $665.00 per share. (See
    Note 12).

    In May 1996, the Company entered into agreements with a consultant whereby the consultant would assist the Company in identifying potential investors and negotiating and structuring a transaction to provide equity financing, and, following such financing, providing financial public relations for a period of two years. No financing was arranged by the consultant and the agreements were terminated in the 3rd quarter of 1996 resulting in a $40,000 charge in the statement of operations.

    In September 1996, the Company entered into an agreement with certain financial public relations firms for which the firms have been paid an aggregate of $1,355,000 in cash and 4,285 warrants with exercise prices ranging from $980.00 to $1,176.00 per share. In connection with the warrants issued, the Company recorded an expense totaling $527,000. All such consideration has been expensed in the year ended December 31, 1996.

    On March 6, 1997, the Company adopted an Indemnification Trust (the "Trust") for the benefit of the current officers and directors of the Company. The Trust is in furtherance of the Company's indemnification obligations to its officers and directors and is intended to establish a mechanism to assure a source of funding for any payments the Company may be required to make under such Indemnification Agreements. The board of directors authorized to fund the Trust in the amount of $250,000. The Trust has not been funded to date.

    Effective with its Plan of Reorganization, PCL entered into a Common Stock Registration Rights Agreement with the stockholders who received Senior Secured Notes. The agreement provides these holders with the right for one demand upon PCL, after the earlier of 30 months from the date of the agreement or six months after a registration statement for an underwritten public offering becomes effective, for the filing of a stock registration statement with respect to their shares. PCL is liable for liquidated damages in the event of a default.

    The note payable to the United States government (Note 7) was issued in conjunction with a settlement with the Department of Health and Human Services ("HHS") resulting from its review of PCL's Medicare and MediCal billing practices. The Company also entered into a 5 year corporate integrity agreement with HHS to provide for an internal corporate compliance plan. The settlement releases the Company and its president from civil and criminal liability. Should the Company default on any provisions under the agreement, the government may offset any remaining unpaid balance against monies due the Company under any government program and may exclude the Company from participation in the Medicare and State health care programs. A similar agreement exists with the State of California under its MediCal program.

14. - EMPLOYMENT AGREEMENTS

    The Company has an employment agreement with its president and CEO with a term of three years at a base salary of $208,000 through May 2000. Other benefits typical of such agreements are also provided. The Company may terminate the agreement before the end of its term for cause. The Company may also terminate the agreement without any cause by providing severance pay equal to the base salary for the unexpired portion of the agreement plus one year. The Company is obligated to pay the base salary for the unexpired portion of the agreement upon the death or disability of the executive. If the agreement is not renewed at the end of its term, the Company is obligated to pay severance equal to one year's base salary. Upon termination for other than cause or upon resignation during a one year period from a change in control, as defined, severance pay will be provided equal to the base salary for the unexpired portion of the agreement plus one year.

    Effective September 30, 1997, PCL entered into an employment agreement with its new president and CEO with a term of three years at a base salary of $104,000 annually through October 31, 1997 and $208,000 annually thereafter through September 30, 2000. The president is also the president of United. Other benefits typical of such agreements are also provided. PCL may terminate the agreement before the end of its term for cause. PCL may also terminate the agreement without any cause by providing severance pay equal to the base salary for the unexpired portion of the agreement plus one year. PCL is obligated to pay the base salary for the unexpired portion of the agreement upon the death, disability or reduction in title or duties of the executive.


15. - LITIGATION

    On June 9, 1998, Richard M. Brooks, PCL's former Senior Vice-President and Chief Financial Officer, filed an Amended Proof of Administrative Claim and Request for Payment Based Upon Post-Petition Torts seeking in excess of $3,000,000 in damages for (a) the allegedly tortious termination of Brook's employment with PCL and (b) allegedly defamatory statements made by PCL's chief executive officer about Brooks. PCL filed its Debtors' Objection to and Motion for Summary Judgment of Mr. Brooks' Amended Proof of Claim. On August 12, 1998, the Court denied the motion. The matter is currently in discovery stages. The Company believes the claim has no merit and intends to defend vigorously against the matter; however, the outcome cannot be predicted. If Mr. Brooks were to prevail on either part of this Claim, PCL would incur an administrative expense claim against its Chapter 11 estate in an amount which would be fixed by the Bankruptcy Court. It is reasonably possible the outcome could have a material financial impact on the Company.

    In the ordinary course of business, two related complaints have been filed against PCL with the Department of Fair Employment and Housing (DFEH) and the Equal Employment Opportunity Commission by former employees alleging wrongful termination and discrimination. The Company has denied all allegations. One complaint has been closed by the DFEH for lack of probable cause. It is not possible to estimate the outcome of these complaints.

    In the ordinary course of business, several lawsuits have been filed against employees of PCL, and PCL has filed suit against former employees of PCL which resulted in countersuits against PCL, relating to alleged violations of employee agreements not to compete. In the opinion of management, based upon advice of counsel, the ultimate outcome of these lawsuits will not have a material impact on the Company.


16. - SUBSEQUENT EVENT - SALE OF BUSINESS

    On April 5, 1999, PCL entered into an Asset Purchase Agreement for the sale of the business and substantially all assets to Unilab Corp for a total purchase price of approximately $40 million. The sale closed on May 10, 1999. The purchase price includes approximately $9 million cash, one million shares common stock of Unilab, assumption of approximately $3 million in liabilities, and a convertible note for $25 million. The note has a 7.5% interest rate, with $10 million annual principal payments, which may be paid in cash or in shares of Unilab common stock, at Unilab's option, at a $3.00 per share conversion price for 75% of the note, with the balance converting at then-current market price. The stock is subject to a registration rights agreement. The agreement also provides for the merger of Bio-Cypher Funding Corp. into PCL prior to closing, and repayment of the credit facility with Daiwa.

    As a result of the agreement, the Company reevaluated the recoverability of PCL's excess reorganization value based upon an estimated loss on the sale, including costs of disposal. PCL recorded an additional write-down of $10.6 million, resulting in a total write-down of excess reorganization value of approximately $45.3 million.

    PCL intends to begin liquidation after the sale. The proceeds were principally used to satisfy a portion of PCL's secured indebtedness. No proceeds of the sale were available to the PCL shareholders. Concurrent with the sale, the Stockholder Agreement was amended to provide payment to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999.

    The following unaudited pro forma condensed consolidated statements of operations present the estimated effects of the sale of stock (note 4) and the subsequent deconsolidation of PCL, the sale of PCL assets, the payments received from Oaktree, and the cessation of business by ABC and NTBM, as if these transactions had occurred on January 1, 1997. The unaudited pro forma condensed consolidated balance sheet at December 31, 1997 reflects the estimated effects of the sale of stock (note 4) and the subsequent deconsolidation of PCL, the sale of PCL assets, the payments received from Oaktree, and the cessation of business by ABC and NTBM on a pro forma basis as if these transactions had occurred on December 31, 1997.

    Unaudited Pro Forma Condensed Consolidated Statements of Operations for year ended December 31, 1997 (in thousands):

                                                      PCL/MSI        NTBM/ABC
                                      Historical        (A)            (B)        Adjustments         Pro Forma
                                      -----------    ----------    ----------    ------------       -------------
     Revenues                         $    18,458    $  (17,839)   $     (619)   $          -       $           -
     Operating costs                       70,629       (65,497)         (932)         (2,543)(D)           1,657
     Other expense                          2,916        (2,126)         (233)              -                 557
                                      -----------    ----------    ----------    ------------       -------------
       Net loss before minority           (55,087)       49,784           546           2,543              (2,214)
     Minority interest                     23,461       (23,461)            -               -                   -
                                      -----------    ----------    ----------    ------------       -------------

     Net loss                         $   (31,626)   $   26,323    $      546    $      2,543       $      (2,214)
                                      ===========    ==========    ==========    ============       =============

    Unaudited Pro Forma Condensed Consolidated Balance Sheet at December 31, 1997 (in thousands):

                                                      PCL/MSI        NTBM/ABC
                                      Historical        (A)            (B)        Adjustments         Pro Forma
                                      -----------    ----------    ----------    ------------       -------------
     Cash                             $     1,525    $   (1,463)   $        -    $      3,950(C)    $       4,012
     Other current assets                  12,473       (12,387)            -               -                  86
     Property and equipment                 2,759        (2,739)            -               -                  20
     Other assets                          25,602       (24,817)            -            (665)(E)             120
                                      -----------    ----------    ----------    ------------                ----

     Total assets                     $    42,359    $  (41,406)   $        -    $      3,285       $       4,238
                                      ===========    ==========    ==========    ============       =============

     Current liabilities              $    66,546    $  (65,620)   $        -    $          -       $         926
     Long-term debt                         2,481        (2,481)            -               -                   -
     Minority interest                    (12,654)       12,654             -               -                   -
     Common stock and
       paid-in capital                     39,276             -             -          14,041(G)           53,317
     Accumulated deficit                  (53,290)            -             -           3,285(F)          (50,005)
                                      -----------    ----------    ----------    ------------       -------------

     Total liabilities and equity     $    42,359    $  (55,447)   $        -    $     17,326       $       4,238
                                      ===========    ==========    ==========    ============       =============

(A) Eliminates the results of operations of PCL for the three months ended December 31, 1997 and the results of operations of MSI for the two months ended February 26, 1997, and the assets and liabilities of PCL as of December 31, 1997.

(B) Eliminates the results of operations of NTBM and ABC for the year ended December 31, 1997. The assets and liabilities of NTBM and ABC were not significant as of December 31, 1997.

(C) Reflects the proceeds on the sale of PCL stock of $750 and the receipt of $3,250 pursuant to the amended stockholders agreement.

(D) Eliminates United's amortization and write-off of goodwill relating to PCL.

(E)    Reflects the write-off of goodwill relating to NTBM.

(F) Reflects the estimated gain on sale of PCL stock and income from the receipt of $3,250, net of the write-off of goodwill relating to NTBM.

(G) Reflects the deconsolidation of PCL. Losses recognized in consolidation in excess of investment are credited to paid in capital.

       The unaudited pro forma condensed consolidated financial information is not necessarily indicative of the results that actually would have occurred had these transactions occurred on the date indicated or of results of operations which may be obtained in the future.

                                 EXHIBIT INDEX

     Exhibits designated with an asterisk (*) have previously been filed with the Commission and are incorporated herein by reference to the document referenced in parentheticals following the descriptions of such exhibits.

EXHIBIT
  NO.     DESCRIPTION PAGE
-------   ----------------

2.1*      Asset Purchase Agreement dated September 13, 1996, among Nu-Tech
          Bio-Med, Inc., NTBM Billing Services, Inc., Prompt Medical Services,
          Inc., Judith Prussin and Jeffrey Prussin (filed without exhibits or schedules) (filed as Exhibit 2.1 to Current Report on Form 8-K filed
          September 25, 1996).

2.2*      Order Confirming Medical Science Institute's First Amended Plan of
          Reorganization dated November 18, 1996 (US Central District of
          California Case No. LA 95-37790 ID) together with First Amended
          Disclosure Statement and Plan of Reorganization for Medical Science
          Institute (filed as Exhibit 2.2 to Current Report on Form 8-K filed on
          December 3, 1996).

2.3* Disclosure Statement of Physicians Clinical Laboratory as filed with the U.S. Bankruptcy Court (Central District of California Case No.
          SV96-23185-GM) (filed as Exhibit 2.3 to Form S-3 File No. 333-17859).

2.4* Joint Plan of Reorganization of Physicians Clinical Laboratory as filed with the U.S. Bankruptcy Court (Central District of California
          Case No. SV96-23185-GM) (filed as Exhibit 2.4 to Form S-3 File No.
          333-17859).

2.5* Motion of PCL for Entry of Order authorizing PCL to acquire all of the Issued and Outstanding Stock of Medical Science Institute (filed as
          Exhibit 2.5 to Current Report on Form 8-K filed January 29, 1997).

3.1* Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 16, 1994 (filed as Exhibit
          3.1.5 to Amendment No. 1 to Registration Statement on Form SB-2, File
          No. 33-84622).

3.2* Amended Certificate of Designations, Preferences and Rights and Number of Shares of Series A Preferred Stock as filed with the Secretary of State of Delaware on October 23, 1996 (filed as Exhibit 3.3 to Report on Form 10QSB for the fiscal quarter ended September 30, 1996).

3.3*      Certificate of Amendment of Amended Certificate of Designations,
          Preferences and Rights and Number of Shares of Series A Convertible
          Preferred Stock as filed with the Secretary of State of Delaware on November 20, 1996.

3.4*      Amendment to the Registrant's Certificate of Incorporation (filed as
          Exhibit 3 to Current Report on Form 8-K for October 23, 1997).

3.5* Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on October 21, 1997 (filed as Exhibit 3 to Current Report on Form 8-K for November 4, 1997).

EXHIBIT
  NO.     DESCRIPTION PAGE
-------   ----------------

 3.6 Amendment to the Registrant's Certificate of Incorporation filed with the Secretary of State of Delaware on December 23, 1998.

 3.7*     Amendment and Restated By-Laws effective November 16, 1994 (filed as
          Exhibit 3.2.2 to Registration Statement on Form SB-2, File No. 33-84622).

 3.8*     Amended and Restated By-Laws effective November 16, 1996 (filed as
          Exhibit 3.2.2 to Registration Statement on Form SB-2, File No. 33-846221).

 4.1* Form of Common Stock Certificate (filed as Exhibit 4.1 to Registration Statement on Form SB-2, File No. 33-84622).

 4.2* Form of Warrant and Warrant Agreement relating to Warrants to purchase an aggregate of 114,286 shares of Common Stock issued to certain individuals on August 9, 1994 in connection with a Bridge Financing (filed as Exhibit 4.2 to Registration Statement on Form SB-2, File No. 33-84622).

 4.3* Form of Warrant Agreement issued to Starr Securities, Inc. and Stein, Shore Securities, Inc. (filed as Exhibit 4.4 to Registration Statement on Form SB-2, File No. 33-84622).

 4.4* Form of Registration Rights Agreement dated August 9, 1994 between the Registrant and certain individuals in connection with completed Bridge Financing (filed as Exhibit 4.5 to Registration Statement on Form SB-2, File No. 33-84622).

10.1* Amended and Restated Employment Agreement with J. Marvin Feigenbaum (filed as Exhibit 10.2 to Registration Statement on Form SB-2, File No. 33-84622).

10.2* Employment Agreement with Dr. Kenneth E. Blackman as of July 1, 1994 (filed as Exhibit 10.3 to Registration Statement on Form SB-2, File No. 33-84622).

10.3* Patent No. 4,559,299 dated December 17, 1985 (filed as Exhibit 10.4 to Registration Statement on Form SB-2, File No. 33-84622).

10.4* Patent No. 4,734,372 dated March 29, 1988 (filed as Exhibit 10.5 to Registration Statement on Form SB-2, File No. 33-84622).

10.5* Patent No. 4,937,298 dated June 26, 1990 (filed as Exhibit 10.6 to Registration Statement on Form SB-2, File No. 33-84622).

10.6* Assignment of Patent No. 4,559,299, recorded on March 29, 1993, by Brown University Research Foundation, in favor of Analytical Biosystems Corporation (filed as Exhibit 10.7 to Registration Statement on Form SB-2, File No. 33-84622).

10.7* Assignment of Patent No. 4,734,372, recorded on March 29, 1993, by Brown University Research Foundation, Inc., in favor of Analytical Biosystems Corporation (filed as Exhibit 10.8 to Registration Statement on Form SB-2, File No. 33-84622).

Exhibit
  No.        Description Page
-------      ----------------
10.8*        Assignment of Patent No. 4,937,187, recorded on March 29, 1993, by
             Brown University Research Foundation, Inc. in favor of Analytical
             Biosystems Corporation (filed as Exhibit 10.9 to Registration
             Statement on Form SB-2, File No. 33-84622).

10.9*        Consulting Agreement with Starr Securities, Inc. (filed as Exhibit
             10.10 to Amendment No. 1 to Registration Statement on Form SB-2,
             File No. 33-84622).

10.10*       Funding Agreement dated December 14, 1990 between Rhode Island
             Partnership for Science and Technology and Analytical Biosystems
             Corporation (filed as Exhibit 10.11 to Registration Statement on
             Form SB-2, File No. 33-84622).

10.11*       Loan Agreement dated February 11, 1993 between State of Rhode
             Island Economic Development Small Business Loan Fund Corporation
             ("SBLFC") and Analytical Biosystems Corporation in the amount of $150,000 (filed as Exhibit 10(iii) to Report on Form 10-KSB for the fiscal year ended December 31, 1992).

10.12*       Loan Agreement dated February 25, 1993 between SBLFC and Analytical
             Biosystems Corporation in the amount of $100,000 (filed as Exhibit
             10(iii) to Report on Form 10-KSB for the fiscal year ended December
             31, 1992).

10.13*       Loan Agreement dated April 19, 1993 between SBLFC and Analytical
             Biosystems Corporation in the amount of $250,000 (filed as Exhibit
             10(i)(a) to Current Report on Form 8-K dated April 30, 1993).

10.14*       Loan Agreement dated October 22, 1993 between SBLFC and Analytical
             Biosystems Corporation in the amount of $166,666 (filed as Exhibit
             10(iii)(d) to Report on Form 10-KSB for the fiscal year ended
             December 31, 1993).

10.15*       Loan Agreement dated February 17, 1994 between SBLFC and Analytical
             Biosystems Corporation in the amount of $125,000 (filed as Exhibit
             10(iii)(e) to Report on Form 10-KSB for the fiscal year ended
             December 31, 1993).

10.16*       Security Agreement dated October 22, 1993 between SBLFC and
             Analytical Biosystems Corporation (filed as Exhibit 10.17 to
             Registration Statement on Form SB-2, File No. 33-84622).

10.17*       Patent Security Agreement dated April 19, 1993 between SBLFC and
             Analytical Biosystems Corporation (filed as Exhibit 10.18 to
             Registration Statement on Form SB-2, File No. 33-84622).

10.18*       Patent Security Agreement dated October 22, 1993 between SBLFC and
             Analytical Biosystems Corporation (filed as Exhibit 10.19 to
             Registration Statement on Form SB-2, File No. 33-84622).

10.19*       Form of Indemnification Agreements between Registrant and
             Registrant's Directors and Officers (filed as Exhibit 10.20 to
             Registration Statement on Form SB-2, File No. 33-84622).

EXHIBIT
  NO.     DESCRIPTION PAGE
-------   ----------------
10.20*    Lease Agreement as of November 1, 1994 for facility located at 55
          Access Road, Warwick, Rhode Island 02886 (filed as Exhibit 10.21 to
          Amendment No. 1 to Registration Statement on Form SB-2, File No.
          33-84622).

10.21*    Consulting Agreement and Warrant with Dr. Elliot Fishkin (filed as
          Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form
          SB-2, File No. 33-84622).

10.22* Redacted copy of Clinical Trials Agreement dated August 14, 1995 between Analytical Biosystems Corporation and research institution and certain individuals (filed as Exhibit 10.1 to Current Report on Form 8-K dated August 11, 1995).

10.23*    Agreement dated April 10, 1995 between Analytical Biosystems
          Corporation and Loats Associates (filed as Exhibit 10.1 to Current
          Report on Form 8-K dated April 20, 1995).

10.24* Form of Registration Rights Agreement entered into among the Company and the holders of the Company's Series A Preferred Stock entered into on December 2, 1996 (filed as Exhibit 10.24 to Registration
          Statement on Form S-3 File 333-17857).

10.25* Form of Registration Rights Agreement entered into among the Company and certain holders of the Company's Common Stock entered into on April 12, 1996 in connection with private placement offering completed on April 12, 1996 (filed as Exhibit 10.25 to Registration
          Statement on Form S-3 File 333-17857).

10.26* Form of Promissory Note of Nu-Tech Bio-Med, Inc. in the principal amount of $2,000,000 dated January 23, 1997 in favor of The Michael
          Jesselson Trust (filed as Exhibit 10.29 to Current Report on
          Form 8-K filed January 29, 1997).

10.27*    Security Agreement dated January 23, 1997 between Nu-Tech Bio-Med,
          Inc. and The Michael Jesselson Trust (filed as Exhibit 10.30 to
          Current Report on Form 8-K filed January 29, 1997).

10.28* Form of Common Stock Purchase Warrant dated January 23, 1997 to purchase 100,000 shares of Common Stock at an exercise price of $11.50 per share (filed as Exhibit 10.31 to Current Report on
          Form 8-K filed January 29, 1997).

10.29* Amended and Restated Employment Agreement by and between the Company and J. Marvin Feigenbaum, dated June 6, 1997 (filed as Exhibit 10 to Current Report on Form 8-K filed June 9, 1997).

10.30* Amended and Restated Employment Agreement by and between the Company and J. Marvin Feigenbaum, dated May 19, 1999 (filed as Exhibit 10 to
          Current Report on Form 8-K for June 23, 1999).

16.1*     Letter from Ernst & Young LLP required pursuant to Rule 304(a)3 of
          Regulation S-B (filed as Exhibit 1 to Amended Current Report on
          Form 8-K for May 19, 1998).


EXHIBIT
  NO.          DESCRIPTION PAGE
-------        ----------------
27             Financial Data Schedule

99.1*          1992 Stock Option Plan (filed as Exhibit 28 to the Company's
               Report on Form 10-Q for the quarter ended March 31, 1992).

99.2*          1994 Incentive Stock Option (filed as Exhibit 99.2 to
               Registration Statement on Form SB-2, File No. 33-84622).

99.3* Non Employee Director Stock Option Plan (filed as Exhibit 99.3 to Registration Statement on Form SB-2, File No. 33-84622).

99.4*          Amended and Restated Non-Employee Director Stock Option Plan
               (filed as Exhibit A to the Company's Proxy Statement for the
               Annual Meeting held August 27, 1996).

99.5*          Summons and Complaint in the action "Mordechai Gurary v. Isaac
               Winehouse, Isaac Winehouse d/b/a Wall & Broad Equities and
               Nu-Tech Bio-Med, Inc." Case No. 97 Civ.3803 (LBS) in the United
               States District Court, Southern District of New York (filed as
               Exhibit 99 to Current Report on Form 8-K filed May 30, 1997).

99.6*          Indenture, dated as of September 30, 1997, among PCL and First
               Trust National Association ("FTNA") (filed as Exhibit 99.1 to
               Current Report on Form 8-K for October 20, 1997).

99.7* Security Agreement, dated as of September 30, 1997, by and among PCL and FTNA (filed as Exhibit 99.2 to Current Report on Form
               8-K for October 20, 1997).

99.8* Stockholders Agreement, dated as of September 30, 1997, by and among PCL, Nu-Tech and Oaktree (filed as Exhibit 99.3 to Current
               Report on Form 8-K for October 20, 1997).

99.9* Pledge Agreement, dated as of September 30, 1997, between PCL and FTNA (filed as Exhibit 99.4 to Current Report on Form 8-K for October 20, 1997).

99.10* Employment Agreement, made as of September 30, 1997, by and among PCL and J. Marvin Feigenbaum (filed as Exhibit 99.5 to
               Current Report on Form 8-K for October 20, 1997).

99.11* Noncompetition Agreement, made as of September 30, 1997, by and among PCL and Nu-Tech (filed as Exhibit 99.6 to Current Report on Form 8-K for October 20, 1997).

99.12* Healthcare Receivables Purchase and Transfer Agreement, dated as of September 30, 1997 (filed as Exhibit 99.7 to Current Report on Form 8-K for October 20, 1997).

99.13*         Summons and Complaint in the action "Gorra Holding and Barras
               Investment v. Nu-Tech Bio-Med, Inc." Case No. 98 Civ. 764 (JMP) in the United States District Court, Southern District of New
               York (filed as Exhibit 99 to Current Report on Form 8-K for
               February 23, 1998).

99.14*         Stock Purchase Agreement, dated as of June 12, 1998 between the
               Registrant and Oaktree, acting as agent on behalf of certain funds and accounts (filed as Exhibit 99.1 to Current Report on Form 8-K for June 22, 1998).

EXHIBIT
  NO.          DESCRIPTION PAGE
-------        ----------------
99.15*         Amended and Restated Stockholders Agreement, dated as of June
               12, 1998, by and among the Registrant, PCL, Oaktree and J.
               Marvin Feigenbaum (filed as Exhibit 99.2 to Current Report on
               Form 8-K for June 22, 1998).