Form 10QSB
period 1999-03-31
UNITED DIAGNOSTIC INC
filed 1999-10-15
CIK 716778

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

    / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ----                      EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

    /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ----                      EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                           Commission File No. 0-11772


                             UNITED DIAGNOSTIC, INC.
             (Exact name of registrant as specified in its charter)


              Delaware                                     25-1411971
    -------------------------------            --------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation of organization)

476 Main Street -- Suite 3-DFL Wakefield, Rhode Island       02879
------------------------------------------------------     ----------
   (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (401) 789-9995

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

Yes                  No  X
   ----                ----

     As of October 15, 1999, there were issued and outstanding 682,622 shares of common stock of the registrant, adjusted for a 70 for 1 reverse stock split effected on December 23, 1998.

                  Transitional small business disclosure format

                                  Yes     No  X
                                     ----   ----

                             United Diagnostic, Inc.

                         Quarterly Report on Form 10-QSB

                                Table of Contents


PART I   FINANCIAL INFORMATION                                                  PAGE
Item 1.  Financial Statements                                                     3

         Notes to Consolidated Financial Statements                               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations                                               17


PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                       27

Item 6.  Exhibits and Reports on Form 8-K                                        29


SIGNATURES                                                                       32

                    United Diagnostic, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                   (Unaudited)

                                                                           March 31           December 31
                                                                             1998                1997
                                                                        ------------         ------------
ASSETS
Current assets:
      Cash and cash equivalents                                         $    260,975         $  1,524,942
      Accounts receivable -- (net of allowance for doubtful
          accounts of approximately $2,200,000
          and $1,434,900 at March 31, 1998,
          and December 31, 1997, repectively)                             11,234,000           11,000,608
      Inventory                                                            1,093,333            1,139,232
      Prepaid expenses and other current assets                              575,690              333,254
                                                                        ------------         ------------
Total current assets                                                      13,163,998           13,998,036

Note receivable                                                              100,000              100,000
Equipment and leasehold improvements, net                                  2,513,980            2,758,476
Goodwill (net of accumulated amortization of $90,255
      at December 31, 1997)                                                       --              664,336
Deposits                                                                     388,012              436,287
Reorganization value in excess of other identifiable net assets           24,012,605           24,401,605
                                                                        ------------         ------------
Total Assets                                                            $ 40,178,595         $ 42,358,740
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Current portion of long-term debt and lease obligations           $ 49,154,069         $ 48,771,136
      Line of credit                                                       4,028,675            4,835,959
      Accounts payable                                                     5,587,566            5,057,184
      Accrued expenses                                                     9,564,536            7,826,434
      Contract payable                                                        55,571               55,571
                                                                        ------------         ------------
          Total current liabilities                                       68,390,417           66,546,284

Long-term debt and lease obligations                                       2,340,305            2,480,697
Minority Interest                                                        (14,008,214)         (12,654,000)
                                                                        ------------         ------------
          Total liabilities                                               56,722,508           56,372,981

Commitments and contingencies                                                     --                   --

Stockholders' deficit:
     Series A convertible preferred stock, $.01 par value;
          2,000,000 authorized; 2,826 issued and outstanding
          at March 31, 1998, and December 31, 1997, (liquidation
          preference of $2,826,000 at March 31, 1998)                             28                   28
      Common stock, $.01 par value; 50,000,000
          shares authorized; 682,622 shares issued and
          outstanding at March 31, 1998 and December 31, 1997                  6,826                6,826
      Capital in excess of par value                                      39,310,422           39,310,422
      Deferred consulting expense                                            (27,507)             (41,254)
      Accumulated deficit                                                (55,833,682)         (53,290,263)
                                                                        ------------         ------------
Total stockholders' deficit                                              (16,543,913)         (14,014,241)
                                                                        ------------         ------------
Total liabilities and stockholders' deficit                             $ 40,178,595         $ 42,358,740
                                                                        ============         ============

                    United Diagnostic, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                   (Unaudited)

                                                          For the three months ended
                                                         March 31             March 31
                                                           1998                 1997
                                                      ---------------------------------
Revenues:
    Assay sales, net                                  $         --         $     29,850
    Laboratory revenues, net                            15,747,736            1,798,361
    Medical billing services revenues                       90,750              109,081
    Contract revenue                                            --                5,540
                                                      ------------         ------------
Total revenues, net                                     15,838,486            1,942,832

Operating costs:
    Laboratory  expenses                                10,460,777            1,418,293
    Medical billing services expenses                      129,473              123,930
    Sales, general and administrative                    4,536,456              892,243
    Research and development                                    --               16,610
    Provision for bad debts                              1,202,576               91,643
    Depreciation and amortization                          757,507              206,349
    Write down of intangibles                              645,472                   --
                                                      ------------         ------------
Total operating costs                                   17,732,261            2,749,068
                                                      ------------         ------------

Operating loss                                          (1,893,775)            (806,236)

Other income (expense):
    Investment and interest income                          28,319               10,265
    Interest expense                                    (2,032,177)            (529,010)
                                                      ------------         ------------
Total other income (expense)                            (2,003,858)            (518,745)
                                                      ------------         ------------
    Net loss before minority interest                   (3,897,633)          (1,324,981)
Minority interest                                        1,354,214                   --
                                                      ------------         ------------
NET LOSS                                                (2,543,419)          (1,324,981)
    Deemed preferred stock dividends                            --           (1,653,432)
                                                      ------------         ------------
    Loss attributable to common stockholders          $ (2,543,419)        $ (2,978,413)
                                                      ============         ============
Net loss per common share -- basic and diluted        $      (3.73)        $     (95.08)
                                                      ============         ============
Weighted average shares outstanding                        682,622               31,324
                                                      ============         ============

                    United Diagnostic, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                           For the three months ended
                                                                          MARCH 31           March 31
                                                                            1998               1997
                                                                        -------------------------------
OPERATING ACTIVITIES
Net loss                                                                $(2,543,419)        $(1,324,981)
Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation, amortization and write down of intangibles          1,402,979             215,997
        Provision for bad debt                                            1,202,576              91,643
        Interest expense from issuance of warrants                               --             494,000
        Minority interest                                                (1,354,214)                 --
        Changes in operating assets and liabilities:
            Accounts receivable, prepaids, inventory
               and other current assets                                  (1,584,230)           (222,975)
            Accounts payable and accrued expenses                         2,282,231            (689,650)
                                                                        -----------         -----------
Net cash used in operating activities                                      (594,077)         (1,435,966)

INVESTING ACTIVITIES
Capital expenditures                                                       (105,147)            (15,394)
Sale proceeds of Medical Science Institute                                       --           2,512,154
Deferred acquisition costs                                                       --             (48,517)
Issuance of note receivable                                                      --            (100,000)
                                                                        -----------         -----------
Net cash provided by (used in) investing activities                        (105,147)          2,348,243

FINANCING ACTIVITIES
Proceeds from issuance of debt                                              250,000                  --
Repayment of notes payable and lease obligations                           (814,743)         (2,074,199)
Repayment of contract payable                                                    --             (10,000)
Proceeds from the sale of common stock                                           --             534,359
                                                                        -----------         -----------
Net cash used in financing activities                                      (564,743)         (1,549,840)
                                                                        -----------         -----------
Net decrease in cash and cash equivalents                                (1,263,967)           (637,563)
Cash and cash equivalents at beginning of period                          1,524,942           1,690,538
                                                                        -----------         -----------
Cash and cash equivalents at end of period                              $   260,975         $ 1,052,975
                                                                        ===========         ===========
Supplemental disclosure of cash flow information:
     Interest paid                                                      $   203,494         $    35,010
                                                                        ===========         ===========

                    United Diagnostic, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For the Three Months Ended March 31, 1998
                                   (Unaudited)


1.   Basis of Presentation


     United Diagnostic, Inc. ("United" or the "Company"), was originally organized under the laws of the State of Delaware in September 1981 under the name of "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to Nu-Tech Bio-Med, Inc. On December 23, 1998, the Company changed its name to United Diagnostic, Inc.

     Due to the Company's delay in retaining new independent auditors, compounded by the Company's acquisition of a majority interest in a significant subsidiary in October 1997 which required audited financial statements of such acquired subsidiary, the Company was unable to complete certain financial and textual information required to be included in its annual report on Form 10-KSB for the years ended December 31, 1997 and December 31, 1998, or its quarterly reports on Form 10-QSB for the periods ended March 31, 1998, June 30, 1998, September 30, 1998, March 31, 1999, and June 30, 1999, within the time which such reports were otherwise required to be filed. Accordingly, this report on Form 10-QSB for the quarter ended March 31, 1998, is being filed late. The Company's report on Form 10-KSB for the year ended December 31, 1997, was filed on September 2, 1999. The Company has determined that the inclusion by way of subsequent event notes to its consolidated financial statements of certain events and transactions subsequent to March 31, 1998, is necessary to make a fair presentation of the business of the Company and to enable the reader to have a fair understanding of the events and transactions that have transpired. Unless otherwise indicated, as used herein, all references to shares of the Company's Common Stock and to prices with respect to shares of the Company's Common Stock give effect to a seventy to one reverse stock split effective December 23, 1998.

     In the opinion of management of United Diagnostic, Inc., the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998, and 1997.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Analytical Biosystems Corporation ("ABC") (inactive since November 3, 1997), NTBM Billing Services, Inc. ("NTBM") (inactive since April 1998) and Medical Science Institute, Inc. ("MSI"), a wholly-owned subsidiary of United from November 18, 1996, until February 26, 1997, when United sold equity interests in MSI to Physicians Clinical Laboratory, Inc. (Note 3a). The 1997 consolidated financial statements also include the accounts of Physicians Clinical Laboratory, Inc. ("PCL") originally a 52.6%-owned subsidiary of the Company (as of October 3, 1997) and now a 49.9%-owned subsidiary (as of June 16, 1998)

(inactive since May 10, 1999, when substantially all of the assets of PCL were sold) (Note 3b). All material intercompany transactions and balances have been eliminated. Where appropriate, prior year amounts have been reclassified to permit comparison.

     ABC was a clinical oncology laboratory service and research company located in Rhode Island. As of November 3, 1997, ABC ceased processing specimens for assay and has suspended its laboratory operations (Note 3c). NTBM was a medical billing service business located in Florida (inactive since April 1998). MSI was a full service medical laboratory facility which operated throughout the State of California (Note 3a). PCL was a full service medical laboratory facility which operated throughout the State of California (inactive since May 10, 1999, Note 3b).

     The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has expended cash in excess of cash generated from operations, has not achieved sufficient revenues to support future operations and has a working capital deficiency. In addition, the Company's subsidiary is in default under a substantial portion of its debt agreements, which allows its lenders the right to accelerate the debt repayment. Subsequent to default, PCL sold all of its assets and the consideration for the sale was paid to the debt holders. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

     On December 23, 1998, the Company effected a seventy to one common stock reverse split. An amount equal to the par value of the common shares relinquished was transferred from the common stock account to capital in excess of par value. All references to number of common shares and to per share information in the consolidated financial statements have been adjusted to reflect the stock reverse split on a retroactive basis. The shares authorized and par value per share did not change (Note 6d).

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2.   Summary of Significant Accounting Policies

     The Company commenced full consolidation of PCL in October 1997 upon its acquisition of a majority ownership (52.6%) of PCL. Accordingly, for the fourth quarter of 1997 and the first quarter of 1998, the operating results of PCL are consolidated with the operating results of the Company and its other wholly owned subsidiaries, and the assets and liabilities of PCL are consolidated with those of the Company and its other majority-owned subsidiaries in the Company's consolidated balance sheets. The minority interest in losses of PCL has been recognized in excess of the minority interest in the equity capital of PCL since the minority shareholders have advances to PCL in the form of senior secured notes. The negative minority interest has been recorded as a reduction of liabilities in the accompanying balance sheets.

     During the time which the Company owned a majority interest in PCL, the Company accounted for its investment in PCL under the consolidation method, and continued to recognize its 52.6% share of PCL losses, through June 10, 1998. On June 10, 1998, the Company sold a portion of its share ownership in PCL, and the Company's ownership percentage in PCL was reduced from 52.6% to 49.9%. As such, subsequent to June 10, 1998, the Company commenced to account for its remaining investment in PCL under the equity method of accounting, rather than the consolidation method. Under the equity method, investments are recorded at cost reduced by the Company's proportionate share of losses. Any losses in excess of the investment are not recognized until future profits or additional investments occur. The Company's share of PCL losses recognized from date of acquisition through June 10, 1998, exceeded its investment in PCL. In the deconsolidation of PCL, the Company will adjust its negative investment to zero and record the remainder as an adjustment to capital in excess of par value.

     Under the equity method, the net investment is presented in the balance sheet, and the share of losses is presented as one amount in the statements of operations. For the second quarter ending June 30, 1998, the Company will present its share of losses and net investment on the equity method and the three months ended March 31, 1998, will be restated to reflect equity method reporting.

     The following unaudited pro forma condensed consolidated statement of operations present the estimated effects of the sale of PCL stock (Note 3b) and the subsequent deconsolidation of PCL, the sale of PCL assets to Unilab and payments received by the Company (Note 3b), and the cessation of business by NTBM Billing Services, Inc. (Note 1), as if these transactions had occurred on January 1, 1998. The unaudited pro forma condensed consolidated balance sheet at March 31, 1998, reflects the estimated effects of the sale of PCL stock (Note
3b) and the subsequent deconsolidation of PCL, the sale of PCL assets to Unilab and payments received by the Company (Note 3b), and the cessation of business by NTBM Billing Services, Inc. (Note 1), on a pro forma basis as if these transactions had occurred on March 31, 1998.

Unaudited Pro Forma Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 1998 (in thousands):

                                                    PCL            NTBM
                               Historical          (A)              (B)        Adjustments     Pro Forma
                               ----------        --------         -----        -----------     ----------
Revenues                        $ 15,838         $(15,747)        $ (91)        $     --        $     --
Operating costs                   17,732          (16,607)         (131)            (665)(D)         329
Other expense                      2,003           (2,001)           --               --               2
                                --------         --------         -----         --------        --------
Net loss before minority          (3,897)           2,861            40              665            (331)
Minority interest                  1,354           (1,354)           --               --              --
                                --------         --------         -----         --------        --------
Net loss                        $ (2,543)        $  1,507         $  40         $    665        $   (331)
                                ========         ========         =====         ========        ========

Unaudited Pro Forma Condensed Consolidated Balance Sheet at March 31, 1998 (in thousands):

                                                    PCL            NTBM
                               Historical          (A)              (B)        Adjustments     Pro Forma
                               ----------        --------         -----        -----------     ----------
Cash                            $    261         $    (13)        $  --         $  4,000 (C)    $ 4,248
Other current assets              12,903          (12,727)           --               --            176
Property and equipment             2,514           (2,493)           --               --             21
Other assets                      24,501          (24,397)           --               --            104
                                --------         --------         -----         --------        --------
Total assets                    $ 40,179         $(39,630)        $  --         $  4,000        $ 4,549
                                ========         ========         =====         ========        ========

Current liabilities             $ 68,390         $(66,839)        $  --         $     --        $ 1,551
Long-term debt                     2,340           (2,340)           --               --             --
Minority interest                (14,008)          14,008            --               --             --
Common stock and paid-in
  capital                         39,290               --            --           15,544 (F)     54,831
Accumulated deficit              (55,833)              --            --            4,000 (E)    (51,833)
                                --------         --------         -----         --------        --------

Total liabilities and equity    $ 40,179         $(55,171)        $  --         $ 19,544        $ 4,549
                                ========         ========         =====         ========        ========

(A) Eliminates the results of operations of PCL for the three months ended March 31, 1998 and the assets and liabilities of PCL as of March 31, 1998.

(B) Eliminates the results of operations of NTBM for the three months ended March 31, 1998. The assets and liabilities of NTBM were not significant as of March 31, 1998.

(C) Reflects the proceeds on the sale of PCL stock of $750 and the receipt of $3,250 pursuant to the amended stockholders agreement.

(D)  Eliminates United's write-off of goodwill relating to NTBM.

(E) Reflects the estimated gain on sale of PCL stock and income from the receipt of $3,250.

(F) Reflects the deconsolidation of PCL. Losses recognized in consolidation in excess of investment are credited to paid in capital.

The unaudited pro forma condensed consolidated financial information is not necessarily indicative of the results that actually would have occurred had these transactions occurred on the date indicated or of results of operations which may be obtained in the future.


                    Balance of Page Intentionally Left Blank

     Condensed financial data for Physicians Clinical Laboratory, Inc. only, is a follows:

                                  Balance Sheet
                                   (Unaudited)

                                                                     March 31
                                                                       1998
                                                                   ------------
ASSETS

      Total current assets                                         $ 12,740,005
      Total long term assets                                         26,889,586
                                                                   ------------

Total Assets                                                       $ 39,629,591
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

      Total current liabilities                                    $ 66,839,066

Long-term debt                                                        2,340,305
                                                                   ------------

          Total liabilities                                          69,179,371

Total stockholders' deficit                                         (29,549,780)
                                                                   ------------

Total liabilities and stockholders' deficit                        $ 39,629,591
                                                                   ============


                             Statement of Operations
                                   (Unaudited)

                                                      For the three months ended
                                                              March 31
                                                                1998
                                                             ------------
Total revenues, net                                           $15,751,753

Total operating costs                                          16,607,179
                                                              -----------

Operating loss                                                   (855,426)

Total other expense                                            (2,001,566)
                                                              -----------

NET LOSS                                                      $(2,856,992)
                                                              ===========

3.   Acquisitions and Dispositions

     a.   Medical Science Institute

     On November 18, 1996, the United States Bankruptcy Court of the Central District of California approved the First Amended Plan of Reorganization (the "MSI Plan") of Medical Science Institute ("MSI") pursuant to which the Company acquired all of the capital stock of MSI. The acquisition was in the form of a purchase.

     On February 26, 1997, the Company completed the sale of its ownership interest in MSI to Physicians Clinical Laboratory, Inc. ("PCL") (Note 3b). The Company sold its interests in MSI to PCL for its original costs aggregating approximately $7.6 million.

     As a result of the above transactions, during the first quarter of 1997, the Company owned MSI for the 57 day period beginning January 1, 1997 and ending February 26, 1997.

     b.   Physicians Clinical Laboratory, Inc.

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

     On the effective date (October 1997), as required under the PCL Plan, the debt purchased by United was converted into 35.6% of the common stock of PCL. United acquired an additional 17% of the common stock in exchange for a $5,000,000 note received in the MSI sale (Note 3a), resulting in United owning 52.6% of the outstanding common stock of PCL. United accounted for the acquisition under the purchase method. The Company's acquisition cost consisted of the $15 million investment above, plus deferred acquisition costs, less the deferred gain on the sale of MSI (Note 3a). The Company recorded approximately $2 million in excess cost over the fair market value of net assets acquired ("goodwill").

     Minority interest in losses of PCL has been recognized in excess of the minority interest in the equity capital of PCL since the minority shareholders have advances to PCL in the form of senior secured notes. Accordingly, the minority interest excess has been recorded as a reduction of liabilities in the accompanying balance sheet.

     In June, 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL. After the sale, United owns 49.9% of the issued and outstanding shares of PCL. The transaction also resulted in amendment of the Stockholder Agreement. The agreement as amended provides the lender stockholder with the right to elect the majority of the board and provides United the rights under certain corporate governance provisions

     On April 5, 1999, PCL entered into an Asset Purchase Agreement for the sale of the business and substantially all assets to Unilab Corp for a total purchase price of approximately $40 million. The sale closed on May 10, 1999, (Note 6a). Concurrent with the sale, the Stockholder Agreement was amended to provide payment to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999.

     As a result of the agreement, the Company reevaluated the recoverability of PCL's excess reorganization value based upon an estimated loss on the sale, including costs of disposal. PCL recorded an additional write-down of $10.6 million, resulting in a total write-down of excess reorganization value of approximately $45.3 million, as of December 31, 1997.

     As a result of the above transactions, the Consolidated Financial Statements relating to the three months ended March 31, 1997, do not include the Company's 52.6% majority ownership or subsequent 49.9% minority ownership of Physicians Clinical Laboratory, Inc.; however, the three months ended March 31, 1998, is presented on the basis of the Company's 52.6% majority ownership of PCL under the accounting method described in Note 2.

     c.   Analytical Biosystems Corporation

     ABC has ceased processing specimens for the assay and suspended its laboratory operations in Rhode Island in November, 1997.

4.   Debt

     In March 1998, the Company obtained a loan in the principal amount of $250,000. Principal and interest at 10% are due on the earlier of April 1999 or consummation of a private placement with defined proceeds. The new loan is secured by a pledge of 125,000 shares of PCL stock. As a condition to making the loan, the lender required, and the board approved, issuing the lender warrants to purchase 44,000 shares of common stock stated on a presumed post-reverse split basis. As a result of the delisting of the stock, the Company is unable to value the warrants; therefore, no allocation of proceeds to the warrants and interest expense has been recorded.

5.   Adoption of New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share (FAS 128), which was adopted on December 31, 1997. FAS 128 requires companies to change the method currently used to compute earnings per share and to restate all prior periods for comparability. The adoption of FAS 128 had no impact on the Company's previously reported earnings per share because common stock equivalents are excluded as their effect is antidilutive.

6.   Subsequent Events

     a.   Sale of 750,000 PCL shares to Oaktree, Sale of PCL assets to Unilab

     In June, 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL (Note 3b). After the sale, United owns 49.9% of the issued and outstanding shares of PCL. The transaction also resulted in amendment of the Stockholder Agreement. The agreement as amended provides the lender stockholder with the right to elect the majority of the board and provides United the rights under certain corporate governance provisions

     On April 5, 1999, PCL entered into an Asset Purchase Agreement for the sale of the business and substantially all assets to Unilab Corp for a total purchase price of approximately $40 million (Note 3b). The sale closed on May 10, 1999. Concurrent with the sale, the Stockholder Agreement was amended to provide payment to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999.

     As a result of the agreement, the Company reevaluated the recoverability of PCL's excess reorganization value based upon an estimated loss on the sale, including costs of disposal. PCL recorded an additional write-down of $10.6 million, resulting in a total write-down of excess reorganization value of approximately $45.3 million, as of December 31, 1997.

     b.   Delisting from the NASDAQ SmallCap Market

     By letter dated April 17, 1998, from The Nasdaq Stock Market, the Company was advised that Nasdaq had commenced proceedings to delist the Company's Common Stock from inclusion in the Nasdaq SmallCap Market ("NSCM") by reason of the inability of the Company to file its Annual Report on Form 10-KSB for the year ended December 31, 1997. The inability of the Company to file its Annual Report on Form 10-KSB was occassioned because the audit of the Company's financial statements for the year ended December 31, 1997, was delayed by reason of a pending change in the Company's independent auditors. The Company requested a hearing with respect to the delisting proceedings. On June 1, 1998, the Company was notified by The Nasdaq Stock Market that the Company's Common Stock would be delisted from the NSCM, effective as of the close of business on June 1, 1998. The notification resulted from a determination by a Nasdaq Listing Qualifications Panel, following a hearing held on May 14, 1998, to reject the Company's request for continued inclusion on the NSCM. The Company's Common Stock was quoted on the NSCM through May 15, 1998. The Company believes that the delisting of the Common Stock has had a depressive effect upon the market price of the Common Stock and adversely affected the liquidity of the Common Stock because, subsequent to May 15, 1998, the Common Stock has been quoted in the "pink sheets" maintained by National Quotation Bureau, Inc., which is not an established trading market.

     c.   Change in Certifying Accountant

     By letter dated May 5, 1998, the Company was notified by Ernst & Young LLP ("E&Y") that E&Y's relationship as independent auditors for the Company has ceased. The Company believes that termination of the auditing relationship was due to the inability of the Company to pay to that firm fees previously incurred and past due and owing and that such decision did not result from any disagreement or dispute concerning accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     Subsequently, Grant Thornton LLP agreed to accept the engagement as the Company's independent auditors. Grant Thornton has audited the Company's Consolidated Financial Statements for the year ended December 31, 1997, and released a Report of Independent Certified Public Accountants which was filed with the Company's Annual Report on Form 10-KSB on September 2, 1999. Additionally, Grant Thornton has accepted the engagement to audit the Company's Consolidated Financial Statements for the year ended December 31, 1998, which as yet has not been completed.

     d.   Reverse Stock Split and Company Name Change

     Pursuant to prior stockholder authorization, the Company filed a Certificate of Amendment to its Certificate of Incorporation effective December 23, 1998, (i) effecting a seventy to one reverse stock split of its issued and outstanding Common Stock, resulting in each 70 issued and outstanding shares of the Common Stock being changed into one share, and (ii) changing the name of the Company to United Diagnostic, Inc.

Safe Harbor Statement

     Certain statements in this Form 10-QSB, including information set forth under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). United Diagnostic, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward-looking statement. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the ability of the Company to identify and obtain a viable business and all of the risks (known and unknown) relating to any new and as yet unidentified business within the timeframe inherent in the Company's cash limitations. The Company, in the future, will need additional funds from loans and/or the sale of equity securities. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to the Company. In addition the report of the Company's independent auditors on the consolidated financial statements of the Company for the year ended December 31, 1997, contains an explanatory paragraph that there are certain conditions that raise substantial doubt about the ability to continue as a going concern. The Company to date has been materially dependent upon the efforts of its President and Chief

Executive Officer, Mr. J. Marvin Feigenbaum. The loss of Mr. Feigenbaum's services may have a materially adverse effect upon the business or operations of the Company.



                    Balance of Page Intentionally Left Blank

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          PRELIMINARY NOTES TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   Acquisitions and Dispositions

     a.   Medical Science Institute, Inc.

     On November 18, 1996, the United States Bankruptcy Court of the Central District of California approved the First Amended Plan of Reorganization (the "MSI Plan") of Medical Science Institute ("MSI") pursuant to which the Company acquired all of the capital stock of MSI.

     On February 26, 1997, the Company completed the sale of its ownership interest in MSI to Physicians Clinical Laboratory, Inc. ("PCL") (Note 3b). The Company sold its interests in MSI to PCL for its original costs aggregating approximately $7.6 million.

     As a result of the above transactions, during the first quarter of 1997, the Company owned MSI for the 57 day period beginning January 1, 1997 and ending February 26, 1997. Therefore, Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the three months ended March 31, 1997, is presented on the basis of the Company's temporary ownership of MSI.

     b.   Physicians Clinical Laboratory, Inc.

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

     On the effective date (October 1997), as required under the PCL Plan, the debt purchased by United was converted into 35.6% of the common stock of PCL. United acquired an additional 17% of the common stock in exchange for a $5,000,000 note received in the MSI sale (Note 3a), resulting in United owning 52.6% of the outstanding common stock of PCL. United accounted for the acquisition under the purchase method. The Company's acquisition cost consisted of the $15 million investment above, plus deferred acquisition costs, less the deferred gain on the sale of MSI (Note 3a). The Company recorded approximately $2 million in excess cost over the fair market value of net assets acquired ("goodwill").

     Minority interest in losses of PCL has been recognized in excess of the minority interest in the equity capital of PCL since the minority shareholders have advances to PCL in the form of senior secured notes. Accordingly, the minority interest excess has been recorded as a reduction of liabilities in the accompanying balance sheet.

     In June, 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL. After the sale, United owns 49.9% of the issued and outstanding shares of PCL. The transaction also resulted in amendment of the Stockholder Agreement. The agreement as amended provides the lender stockholder with the right to elect the majority of the board and provides United the rights under certain corporate governance provisions

     On April 5, 1999, PCL entered into an Asset Purchase Agreement for the sale of the business and substantially all assets to Unilab Corp for a total purchase price of approximately $40 million. The sale closed on May 10, 1999, (Note 3b). Concurrent with the sale, the Stockholder Agreement was amended to provide payment to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999.

     As a result of the agreement, the Company reevaluated the recoverability of PCL's excess reorganization value based upon an estimated loss on the sale, including costs of disposal. PCL recorded an additional write-down of $10.6 million, resulting in a total write-down of excess reorganization value of approximately $45.3 million, as of December 31, 1997.

     As a result of the above transactions, the Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the three months ended March 31, 1997 do not include the Company's 52.6% majority ownership or subsequent 49.9% minority ownership of Physicians Clinical Laboratory, Inc.; however, the three months ended March 31, 1998, is presented on the basis of the Company's 52.6% majority ownership of PCL under the consolidated accounting method as described in Note 2.

     c.   Analytical Biosystems Corporation

     ABC has ceased processing specimens for the assay and suspended its laboratory operations in Rhode Island in November, 1997.

     As a result, Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the three months ended March 31, 1997, do include the operations of ABC; however, the three months ended March 31, 1998, do not include the operations of ABC.

2.   Summary of Significant Accounting Policies

     The Company commenced full consolidation of PCL in October 1997 upon its acquisition of a majority ownership (52.6%) of PCL. Accordingly, for the fourth quarter of 1997 and the first quarter of 1998, the operating results of PCL are consolidated with the operating results of the Company and its other wholly-owned subsidiaries, and the assets and liabilities of PCL are consolidated with those of the Company and its other majority-owned subsidiaries in the

Company's consolidated balance sheets. The minority interest in losses of PCL has been recognized in excess of the minority interest in the equity capital of PCL since the minority shareholders have advances to PCL in the form of senior secured notes. The negative minority interest has been recorded as a reduction of liabilities in the accompanying balance sheets.

     During the time which the Company owned a majority interest in PCL, the Company accounted for its investment in PCL under the consolidation method, and continued to recognize it's 52.6% share of PCL losses, through June 10, 1998. On June 10, 1998, the Company sold a portion of its share ownership in PCL, and the Company's ownership percentage in PCL was reduced from 52.6% to 49.9%. As such, subsequent to June 10, 1998, the Company commenced to account for its remaining investment in PCL under the equity method of accounting, rather than the consolidation method. Under the equity method, investments are recorded at cost reduced by the Company's proportionate share of losses. Any losses in excess of the investment are not recognized until future profits or additional investments occur. The Company's share of PCL losses recognized from date of acquisition through June 10, 1998, exceeded its investment in PCL. In the deconsolidation of PCL, the Company will adjust its negative investment to zero and record the remainder as an adjustment to capital in excess of par value.

     Under the equity method, the net investment is presented in the balance sheet, and the share of losses is presented as one amount in the statements of operations. For the second quarter ending June 30, 1998, the Company will present its share of losses and net investment on the equity method and the three months ended March 31, 1998, will be restated to reflect equity method reporting.

Three months ended March 31, 1998, compared with three months ended March 31,
1997

     Results of Operations

     Total revenues for the three months ended March 31, 1998, were $15,838,486 compared to $1,942,832 for the three months ended March 31, 1997. The increase in total revenues of $13,895,654 is primarily due to the inclusion of Physician Clinical Laboratory, Inc.'s ("PCL") total revenues for the three months ended March 31, 1998, of $15,751,753 as compared to the inclusion of Medical Science Institute's ("MSI") total revenues for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $1,798,361. Without the inclusion of PCL and MSI's total revenues, total revenues for the three months ended March 31, 1998, would have been $86,733 as compared to $144,471 for the three months ended March 31, 1997. The decrease of $57,738 is primarily due to the loss of assay sales resulting from the closure of Analytical Biosystems Corporation's ("ABC") laboratory operations in November 1997.

     Assay sales, net of billing adjustments, from the processing ABC's assay, the Fluorescent Cytoprint Assay, were $29,850 for the three months ended March 31, 1997. Due to the closure of ABC's laboratory operations in November 1997, there were no assay sales for the three months ended March 31, 1998.

     Laboratory revenues, net of billing adjustments, were $15,747,736 for the three months ended March 31, 1998, resulting from the inclusion of PCL's laboratory revenues during this period, compared to $1,798,361 for the three months ended March 31, 1997, resulting from the inclusion of MSI's laboratory revenues during this period.

     Medical billing services revenues were $90,750 for the three months ended March 31, 1998, as compared to $109,081 for the three months ended March 31, 1997.

     Total operating costs for the three months ended March 31, 1998, were $17,732,261 compared to $2,749,068 for the three months ended March 31, 1997. The increase in total operating costs of $14,983,193 is primarily due to the inclusion of PCL's total operating costs for the three months ended March 31, 1998, of $16,607,179 as compared to the inclusion of MSI's total operating costs for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $2,092,447. Without the inclusion of PCL and MSI's total operating costs, total operating costs for the three months ended March 31, 1998, would have been $1,125,082 as compared to $656,621 for the three months ended March 31, 1997. The increase in total operating costs of $468,461 is primarily due to a write down of intangibles of approximately $645,472 recorded in the three months ended March 31, 1998, offset by decreases in selling, general and administrative expenses of approximately $160,000 and laboratory expenses of approximately $43,000 for the three months ended March 31, 1998.

     Laboratory expenses for the three months ended March 31, 1998, were $10,460,777 compared to $1,418,293 for the three months ended March 31, 1997. The increase in laboratory expenses of $9,042,484 is primarily due to the inclusion of PCL's laboratory expenses for the three months ended March 31, 1998, of $10,460,777 as compared to the inclusion of MSI's laboratory expenses for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $1,374,422. Without the inclusion of PCL and MSI's laboratory expenses, the Company would have reported no laboratory expenses for the three months ended March 31, 1998, as compared to $43,871 for the three months ended March 31, 1997. This decrease is primarily due to the closure of ABC's laboratory operations in November 1997.

     Medical billing services expenses were $129,473 for the three months ended March 31, 1998, as compared to $123,930 for the three months ended March 31, 1997.

     Selling, general and administrative expenses for the three months ended March 31, 1998, were $4,536,456 compared to $892,243 for the three months ended March 31, 1997. The increase in selling, general and administrative expenses of $3,644,213 is primarily due to the inclusion of PCL's selling, general and administrative expenses for the three months ended March 31, 1998, of $4,206,508 as compared to the inclusion of MSI's selling, general and administrative expenses for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $718,025. Without the inclusion of PCL and MSI's selling, general and administrative expenses, selling, general and administrative expenses for the three months ended March 31, 1998, would have been $329,948 as compared to $174,218 for the three months ended March 31, 1997. The decrease of $155,730 is primarily due to the closure of ABC's operations in November 1997, as well as a decrease in personnel costs for the Company.

     The Company reported no research and development expenses for the three months ended March 31, 1998, as compared to $16,610 for the three months ended March 31, 1997. The decrease is primarily due to the closure of ABC's laboratory operations in November 1997.

     Operating loss for the three months ended March 31, 1998, was $1,893,775 compared to $806,236 for the three months ended March 31, 1997. The increase in operating loss of $1,087,539 is primarily due to the inclusion of PCL's operating loss for the three months ended March 31, 1998, of $855,426 as compared to the inclusion of MSI's operating loss for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $294,086. Without the inclusion of PCL and MSI's operating losses, operating losses for the three months ended March 31, 1998, would have been $1,038,349 as compared to $512,150 for the three months ended March 31, 1997. The increase of $526,199 is primarily due to an increase in total operating costs of $468,461 due primarily to a write down of intangibles of approximately $645,472 recorded in the three months ended March 31, 1998, offset by decreases in selling, general and administrative expenses of approximately $160,000 and laboratory expenses of approximately $43,000 for the three months ended March 31, 1998, as well as a decrease in total revenues of $57,738 due primarily to the loss of assay sales resulting from the closure of Analytical Biosystems Corporation's ("ABC") laboratory operations in November 1997.

     Investment and interest income for the three months ended March 31, 1998, was $28,319 compared to $10,265 for the three months ended March 31, 1997. The increase of $18,054 is primarily due to the inclusion of PCL's investment and interest income for the three months ended March 31, 1998, of $28,317 as compared to the Company's investment and interest income of $10,265 for the three months ended March 31, 1997. Without the inclusion of PCL's investment and interest income, investment and interest income for the three months ended March 31, 1998, would have been $2 as compared to $10,265 for the three months ended March 31, 1997. The decrease of $10,263 is primarily due to a decrease in cash and cash equivalents upon which interest is earned.

     Interest expense for the three months ended March 31, 1998, was $2,032,177 compared to $529,010 for the three months ended March 31, 1997. The increase in interest expense of $1,503,167 is primarily due to the inclusion of PCL's interest expense for the three months ended March 31, 1998, of $2,029,883 as compared to the Company's interest expense of $529,010 for the three months ended March 31, 1997. Without the inclusion of PCL's interest expense, interest expense for the three months ended March 31, 1998, would have been $2,294 as compared to $529,010 for the three months ended March 31, 1997. The decrease of $526,716 is primarily due to the interest recorded for the fair value of warrants issued in connection with debt in 1997 and interest related to a loan in the principal amount of $2,000,000 obtained by the Company to repay the outstanding balance on a loan in the principal amount of $2,500,000.

     Net loss for the three months ended March 31, 1998, was $2,543,419 as compared to $1,324,981 for the three months ended March 31, 1997. The increase in net loss of $1,218,438 is primarily due to the inclusion of PCL's net loss for the three months ended March 31, 1998, of $2,856,992 less the minority interest of $1,354,214 as compared to the inclusion of MSI's net loss for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $290,823. Without the inclusion of PCL and MSI's net losses, net losses for the three months ended March 31, 1998, would have been $1,040,641 as compared to $1,034,158 for the three months ended March 31, 1997.

     Net loss per share of Common Stock for the three months ended March 31, 1998, was $3.73 compared to $95.08 for the three months ended March 31, 1997. This decrease is primarily due to an increase in weighted average common shares outstanding. Weighted average shares were 682,622 and 31,324 for the three months ended March 31, 1998, and 1997, respectively.

Liquidity and Capital Resources

     The Company had approximately $260,975 in cash and cash equivalents at March 31, 1998.

     Total current assets at March 31, 1998, and December 31, 1997, were $13,163,998 and $13,998,036, respectively. This decrease of $834,038 is primarily due to the inclusion of PCL's total current assets at March 31, 1998, of $12,740,005 as compared to the inclusion of PCL's total current assets at December 31, 1997, of $13,848,942. Without the inclusion of PCL's total current assets, total current assets at March 31, 1998, would have been $423,993 as compared to $149,094 at December 31, 1997. The increase of $274,889 is primarily due to a new loan the Company obtained in March 1998 in the principal amount of $250,000, offset by the use of these loan proceeds during the period to support operating activities and the payment and reduction of current liabilities.

     Accounts receivable, net of allowances for doubtful accounts, at March 31, 1998, and December 31, 1997, were $11,234,000 and $11,000,608, respectively.
This increase of $233,392 is primarily due to the inclusion of PCL's accounts receivable, net of allowances for doubtful accounts at March 31, 1998, of $11,216,747 as compared to the inclusion of PCL's accounts receivable, net of allowances for doubtful accounts at December 31, 1997, of $10,948,508. Without the inclusion of PCL's net accounts receivable, accounts receivable, at March 31, 1998, would have been $17,253 as compared to $52,100 at December 31, 1997. The decrease of $34,847 is primarily due to a reduction in medical billing services net accounts receivable as well as the write down of the remaining net accounts receivable for ABC.

     Inventory at March 31, 1998, and December 31, 1997, were $1,093,333 and $1,139,232, respectively. This decrease of $45,899 is primarily due to the inclusion of PCL's inventory at March 31, 1998, of $1,093,033 as compared to the inclusion of PCL's inventory at December 31, 1997, of $1,138,932. Without the inclusion of PCL's inventory, inventory at March 31, 1998, and December 31, 1997, would have been $300.

     A note receivable of $100,000 was outstanding at March 31, 1998, and December 31, 1997. On February 10, 1997, a $100,000 loan was issued to the former sole stockholder and president of MSI, as part of the employment agreement between the Company and the stockholder. The loan is secured by the shares of Common Stock issued to the stockholder under the MSI Plan.

     Equipment and leasehold improvements, net of accumulated depreciation and amortization, at March 31, 1998, and December 31, 1997, were $2,513,980 and $2,758,476, respectively. This decrease of $244,496 is primarily due to the inclusion of PCL's equipment and leasehold improvements, net of accumulated depreciation and amortization at March 31, 1998, of $2,493,340 as compared to the inclusion of PCL's equipment and leasehold improvements, net of accumulated depreciation and amortization at December 31, 1997, of $2,739,484. Without the inclusion of PCL's equipment and leasehold improvements, net of accumulated depreciation and amortization, equipment and leasehold improvements, net of accumulated depreciation and amortization at March 31, 1998, would have been $20,640 and $18,992 at December 31, 1997.

     The Company did not report any goodwill, net of accumulated amortization, at March 31, 1998, as compared to $664,336 at December 31, 1997. This decrease is due to the write down of remaining goodwill from the purchase of NTBM Billing Services, Inc. of approximately $646,000.

     Total assets at March 31, 1998, and December 31, 1997, were $40,178,595 and $42,358,470, respectively. This decrease of $2,179,875 is primarily due to the inclusion of PCL's total assets at March 31, 1998, of $39,629,591 as compared to the inclusion of PCL's total assets at December 31, 1997, of $41,407,163. Without the inclusion of PCL's total assets, total assets at March 31, 1998, would have been $549,004 as compared to $951,307 at December 31, 1997. The decrease of $402,303 is primarily due to the write down of remaining goodwill from the purchase of NTBM Billing Services, Inc. of approximately $646,000, offset by a new loan obtained by the Company in March 1998 in the principal amount of $250,000.

     Current liabilities at March 31, 1998, and December 31, 1997, were $68,390,417 and $66,546,284, respectively. This increase of $1,844,133 is primarily due to the inclusion of PCL's current liabilities at March 31, 1998, of $66,839,066 as compared to the inclusion of PCL's current liabilities at December 31, 1997, of $65,619,254. Without the inclusion of PCL's current liabilities, current liabilities at March 31, 1998, would have been $1,551,351 as compared to $1,168,182 at December 31, 1997. The increase of $383,169 is primarily due to a new loan obtained by the Company in March 1998 in the principal amount of $250,000, as well as an increase in accounts payable of approximately $72,000 and accrued expenses of $84,000.

     Total liabilities at March 31, 1998, and December 31, 1997, were $56,722,508 and $56,372,981, respectively. The increase of $349,527 is primarily due to the inclusion of PCL's total liabilities at March 31, 1998, of $69,179,371 as compared to the inclusion of PCL's total liabilities at December 31, 1997, of $68,099,951, offset by the increase in negative minority interest applicable to first quarter loss. Without the inclusion of PCL's total liabilities, total liabilities at March 31, 1998, would have been $1,551,351 as compared to $1,168,182 at December 31, 1997. The increase of $383,169 is primarily due to a new loan obtained by the Company in March 1998 in the principal amount of $250,000, as well as an increase in accounts payable of approximately $72,000 and accrued expenses of $84,000.

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

     Plan of Operations and Requirement for Additional Funds

     The consolidated financial statements of the Company have been prepared on the basis that the Company will continue as a going concern. These conditions have raised substantial doubt about the Company's ability to continue as a going concern. Through March 31, 1998, the Company has expended cash in excess of cash generated from operations and has not achieved sufficient revenues to support future operations. During 1997, the Company generated net cash from financing activities of approximately $628,094, which was principally utilized by the Company for general working capital purposes, including cash used from operations of the Company and its then principal subsidiary, NTBM Billing Services, Inc. ("NTBM"). The Company's remaining cash and cash equivalents at March 31, 1998, and December 31, 1997, were approximately $260,000 and $1,500,000, respectively. The Company obtained a new loan in March 1998 for $250,000, which matures in 1999, and management anticipates obtaining additional equity financing. In June, 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000. In addition, in connection with the sale of assets by PCL, the Company received a payment of $3.25 million from certain holders of PCL's secured indebtedness (Note 3b). However, no assurances can be given that these actions will result in achieving profitability or positive cash flows. The ability of the Company to obtain additional financing or to achieve an adequate level of revenues is dependent upon future events, the outcome of which is presently not determinable. While the Company will seek to raise additional funds through debt or equity financing, no assurance may be given that the Company will be able to do so or, if that such financing is available, that same will be on terms acceptable to the Company.

     Effects of Inflation

     The Company does not view the effects of inflation to have a material effect upon its business.

     Historical Losses and Accumulated Deficit of United; Going Concern Qualification of Independent Auditors' Report

     Through the third quarter ended September 30, 1996, the Company was classified as a development-stage company for financial accounting purposes by reason of the fact that it had not generated significant revenues from operations prior to such date. As a result of the acquisition of Prompt Medical Billing and its subsequent operations under NTBM Billing

Services, Inc., and the ownership, at that time, of MSI, the Company ceased to be classified as a development-stage company as of December 31, 1996. Since 1990, the Company's principal business has been conducted through its wholly-owned subsidiary, ABC. Prior to 1990, the Company, through other subsidiary corporations, had engaged in other unrelated businesses which have been discontinued. Since inception (February 1, 1982) through March 31, 1998, the Company has incurred an accumulated deficit of approximately $55,834,000. For the fiscal years ended December 31, 1997, 1996 and 1995, and the three months ended March 31, 1998, the Company incurred net losses of approximately $31,626,000, $7,788,000, $2,089,000, and $2,543,000, respectively. The amount of stockholders deficit at March 31, 1998 was approximately ($16,544,000). The amount of its working capital at March 31, 1998 was approximately ($55,226,000). There can be no assurance that the Company will be able to ultimately identify or acquire any new business or the Company will have adequate financial resources with which to consummate potential transactions that may become available to the Company. In addition, the report of the Company's independent auditors on the consolidated financial statements of the Company for the year ended December 31, 1997, in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, contains an explanatory paragraph that there are certain conditions that raise substantial doubt about the ability to continue as a going concern.

OTHER RISKS

     Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island

     In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of March 31, 1998, was approximately $128,000). All of the SBLFC loans, including those which are subject to the patent security interest, are further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bear interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In March 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $1,000 per month. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral.

     Dependence Upon Key Personnel

     The Company is dependent upon the executive abilities of its Chairman, J. Marvin Feigenbaum, to implement its present and anticipated future plans and programs. Mr. Feigenbaum has no background or training as a scientist, nor is Mr. Feigenbaum a physician. The Company has entered into an employment agreement with Mr. Feigenbaum for a term ending April 30, 2002. The loss of Mr. Feigenbaum's services may have a materially adverse effect on the business or prospects of the Company.

     Classified Board of Directors

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

     Conversion of Series A Convertible Preferred Stock, Increase of Authorized Capital, Delisting from the NASDAQ SmallCap Market and Reverse Stock Split

     As of December 19, 1997, the Company had 47,783,554 pre-reverse split shares of its Common Stock issued and outstanding (including 45,099,336 pre-reverse split shares of Common Stock previously issued upon conversion of 11,174 shares of Preferred Stock). Consequently, the Company did not have a sufficient number of unreserved shares of Common Stock to accommodate any additional conversions of the Preferred Stock and suspended the acceptance of future conversions.

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

     The Company's Series A Convertible Preferred Stock is convertible into such number of shares of common stock as shall equal $1,000 divided by a conversion rate equal to the lesser of (i) 75% of the average closing price of the common stock for the 5 days immediately preceding the date of the holder's notice of conversion or (ii) $1,225.00, subject to certain adjustments. Since the conversion price of the preferred stock is related to the Nasdaq bid price for the common stock, a conversion price is presently indeterminable; consequently, the Company has suspended the acceptance of future conversions.

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

     No Dividends and None Anticipated

     United has never declared nor paid a dividend on any shares of its capital stock and the Board of Directors intends to continue this policy for the foreseeable future.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No.               Description
          -----------               -----------
             3.1*      Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on November 16, 1996
                       (Exhibit 3.1.5 to Amendment No. 1 to Registration Statement
                       on Form SB-2, file No. 33- 84622)

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

            27         Financial Data Schedule

     (b)  Reports on Form 8-K

     During the quarter ended March 31, 1998, the following reports on Form 8-K were filed by the Registrant:

Date of the Report         Item Reported                               Description of Item
------------------         -------------                               -------------------
January 22, 1998           Item 5.  Other Events                       Question of Company
                                                                       Compliance with NASDAQ
                                                                       Listing Requirements

February 23, 1998          Item 5.  Other  Events                      Gorra Holding and Barras
                                                                       Investment Complaint Filing

                           Item 7.  Financial Statements               Summons and Complaint in
                           and Exhibits                                the action "Gorra Holding
                                                                       and Barras Investment v.
                                                                       Nu-Tech Bio-Med, Inc.,
                                                                       J. Marvin Feigenbaum and
                                                                       Robert B. Fagenson"

March 5, 1998              Item 5.  Other Events                       Notification NASDAQ will
                                                                       Commence Delisting
                                                                       Proceedings of Company's
                                                                       Common Stock

March 24, 1998             Item 5.  Other Events                       $250,000 Loan from
                                                                       Erica Jesselson

     Subsequent to the quarter ended March 31, 1998, the following reports on Form 8-K and 8-K/A were filed by the Registrant:

April 20, 1998             Item 5.  Other Events                       NASDAQ Commences
                                                                       Delisting Proceedings of
                                                                       Company's Common Stock

May 8, 1998                Item 5.  Changes in Registrant's            Notification that Ernst &
                           Certifying Accountant                       Young LLP ceased
                                                                       Performance as Company's
                                                                       Independent Auditors

                           Item 7.  Exhibit                            Letter from Ernst &
                                                                       Young LLP

May 15, 1998               Item 4.  Changes in Registrant's            Amendment No. 1 to
                           Certifying Accountant                       8-K dated  May 8, 1998
                                                                       To correct Item No.

                           Item 7.  Exhibit                            Letter from Ernst &
                                                                       Young LLP

Date of the Report         Item Reported                               Description of Item
------------------         -------------                               -------------------
June 5, 1998               Item 5.  Other Events                       Notification from NASDAQ
                                                                       Company's Common Stock
                                                                       Delisted as of the close of
                                                                       June 1, 1998

June 22, 1998              Item 5.  Other Events                       Sale of 67,500 shares of
                                                                       Physicians Clinical
                                                                       Laboratory, Inc. to Oaktree
                                                                       Capital Management, Inc.
                                                                       For $750,000

December 29, 1998          Item 5.  Other Events                       Company name change from
                                                                       Nu-Tech Bio-Med, Inc. to
                                                                       United Diagnostic, Inc. and
                                                                       Effect a seventy to one
                                                                       Reverse stock split

March 12, 1999             Item 5.  Other Events                       Resignation from Chriss
                                                                       Street as Director

May 20, 1999               Item 5.  Other Events                       Sale of Physicians Clinical
                                                                       Laboratory, Inc.'s assets to
                                                                       Unilab Corporation

June 23, 1999              Item 5.  Other Events                       J. Marvin Feigenbaum's
                                                                       Amended and Restated
                                                                       Employment Agreement
                                                                       Dated May 19, 1999


                    Balance of Page Intentionally Left Blank

SIGNATURES


     In accordance with requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         UNITED DIAGNOSTIC, INC.

Dated: October 15, 1999                  by: /s/ J. Marvin Feigenbaum
                                             -----------------------------------
                                             J. Marvin Feigenbaum
                                             President, Chief Executive
                                             and Chief Financial Officer