Form 10QSB
period 1998-06-30
UNITED DIAGNOSTIC INC
filed 1999-10-29
CIK 716778

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

    For the transition period from ________________ to _____________________

                           Commission File No. 0-11772

                             UNITED DIAGNOSTIC, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                               25-1411971
    -------------------------------       ---------------------------------
    (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation of organization)


476 Main Street - Suite 3-DFL Wakefield, Rhode Island               02879
-----------------------------------------------------             ----------
   (Address of principal executive offices)                       (Zip Code)


       Registrant's telephone number, including area code: (401) 789-9995


         --------------------------------------------------------------
         (Former name or former address, if changed since last report.)

        Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes __     No X

        As of October 28, 1999, there were issued and outstanding 682,622 shares of common stock of the registrant, adjusted for a 70 for 1 reverse stock split effected on December 23, 1998.

                  Transitional small business disclosure format

                             Yes __      No X

                             United Diagnostic, Inc.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

PART I      FINANCIAL INFORMATION                                           PAGE
Item 1.     Financial Statements                                              3
            Notes to Consolidated Financial Statements                        6

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                        15

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                                27

Item 6.     Exhibits and Reports on Form 8-K                                 30

SIGNATURES                                                                   32

                    United Diagnostic, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                   (Unaudited)

                                                                               June 30         December 31
                                                                                 1998             1997
                                                                             ------------     ------------
ASSETS
Current assets:
     Cash and cash equivalents                                               $    805,886     $  1,524,942
     Accounts receivable - (net of allowance for doubtful
         accounts of approximately $1,434,900 at
         December 31, 1997)                                                            --       11,000,608
     Inventory                                                                         --        1,139,232
     Prepaid expenses and other current assets                                     57,052          333,254
                                                                             ------------     ------------
Total current assets                                                              862,938       13,998,036

Note receivable                                                                   100,000          100,000
Equipment and leasehold improvements, net                                           6,369        2,758,476
Goodwill (net of accumulated amortization of $90,255
     at December 31, 1997)                                                             --          664,336
Deposits                                                                            4,371          436,287
Reorganization value in excess of other identifiable net assets                        --       24,401,605
                                                                             ------------     ------------
Total Assets                                                                 $    973,678     $ 42,358,740
                                                                             ============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt and capitalized lease obligations     $    367,612     $ 48,771,136
     Line of credit                                                                    --        4,835,959
     Accounts payable                                                             542,117        5,057,184
     Accrued expenses                                                             596,864        7,826,434
     Contract payable                                                              55,571           55,571
                                                                             ------------     ------------
         Total current liabilities                                              1,562,164       66,546,284

Long-term debt and capitalized lease obligations                                       --        2,480,697
Minority Interest                                                                      --      (12,654,000)
                                                                             ------------     ------------
         Total liabilities                                                      1,562,164       56,372,981

Commitments and contingencies                                                          --               --

Stockholders' deficit:
     Series A convertible preferred stock, $.01 par value; 2,000,000 authorized; 2,826 issued and outstanding at June 30, 1998, and December 31, 1997, (liquidation preference of $2,826,000
         at June 30, 1998)                                                             28               28
     Common stock, $.01 par value; 50,000,000
         shares authorized; 682,622 shares issued and
         outstanding at June 30, 1998 and December 31, 1997                         6,826            6,826
     Capital in excess of par value                                            55,860,871       39,310,422
     Deferred consulting expense                                                  (13,758)         (41,254)
     Accumulated deficit                                                      (56,442,453)     (53,290,263)
                                                                             ------------     ------------
Total stockholders' deficit                                                      (588,486)     (14,014,241)
                                                                             ------------     ------------
Total liabilities and stockholders' deficit                                  $    973,678     $ 42,358,740
                                                                             ============     ============

                    United Diagnostic, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                   (Unaudited)

                                                    For the three months ended      For the six months ended
                                                    --------------------------     ---------------------------
                                                      June 30        June 30         June 30         June 30
                                                        1998           1997            1998            1997
                                                     -----------     ---------     -----------     -----------
Revenues:
    Assay sales, net                                 $        --     $  42,399     $        --     $    72,249
   Laboratory revenues, net                                   --            --              --       1,798,361
    Medical billing services revenues                     22,428       135,460         113,179         244,541
    Contract revenue                                          --            --              --           5,540
                                                     -----------     ---------     -----------     -----------
Total revenues, net                                       22,428       177,859         113,179       2,120,691

Operating costs:
    Laboratory  expenses                                      --        46,372              --       1,464,665
    Medical billing services expenses                     38,198       114,471         167,672         238,400
    Sales, general and administrative                    324,809       489,964         655,813       1,382,206
    Research and development                                  --        16,287              --          32,897
    Provision for bad debts                                   --            --              --          91,643
    Depreciation and amortization                            799        46,075          20,988         252,424
    Write down of intangibles                                 --            --         645,472              --
                                                     -----------     ---------     -----------     -----------
Total operating costs                                    363,806       713,169       1,489,945       3,462,235
                                                     -----------     ---------     -----------     -----------

Operating loss                                          (341,378)     (535,310)     (1,376,766)     (1,341,544)

Other income (expense):
    Investment and interest income                       750,000         8,715         750,000          18,980
     Equity loss in subsidiary                        (1,008,880)           --      (2,511,658)             --
    Interest expense                                      (8,513)       (4,229)        (13,766)       (533,240)
                                                     -----------     ---------     -----------     -----------
Total other income (expense)                            (267,393)        4,486      (1,775,424)       (514,260)
                                                     -----------     ---------     -----------     -----------
NET LOSS                                                (608,771)     (530,824)     (3,152,190)     (1,855,804)
    Deemed preferred stock dividends                          --            --              --      (1,653,432)
                                                     -----------     ---------     -----------     -----------
    Loss attributable to common stockholders         $  (608,771)    $(530,824)    $(3,152,190)    $(3,509,236)
                                                     ===========     =========     ===========     ===========

Net loss per common share - basic and diluted        $     (0.89)    $   (9.21)    $     (4.62)    $    (78.87)
                                                     ===========     =========     ===========     ===========

Weighted average shares outstanding                      682,622        57,612         682,622          44,494
                                                     ===========     =========     ===========     ===========

                    United Diagnostic, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                      For the six months ended
                                                                    ---------------------------
                                                                      JUNE 30         June 30
                                                                       1998            1997
                                                                    -----------     -----------
OPERATING ACTIVITIES
Net loss                                                            $(3,152,190)    $(1,855,804)
Adjustments to reconcile net loss to net
     cash used in operating activities:
        Depreciation, amortization and write down of intangibles        666,460         277,881
        Provision for bad debt                                               --          91,643
        Interest expense from issuance of warrants                           --         494,000
        Equity in loss in subsidiary                                  2,511,658
        Changes in operating assets and liabilities:
            Accounts receivable, prepaids, inventory
               and other current assets                                  44,708        (342,625)
            Accounts payable and accrued expenses                       460,053        (610,007)
                                                                    -----------     -----------
Net cash used in operating activities                                   530,689      (1,944,912)

INVESTING ACTIVITIES
Capital proceeds (expenditures), net                                $    10,502         (20,644)
Deconsolidation of Physicians Clinical Lab cash                      (1,462,824)
Sale proceeds of Medical Science Institute                                   --       2,512,154
Deferred acquisition costs                                                   --         (56,953)
Issuance of note receivable                                                  --        (100,000)
                                                                    -----------     -----------
Net cash provided by (used in) investing activities                  (1,452,322)      2,334,557

FINANCING ACTIVITIES
Proceeds from issuance of debt                                          250,000              --
Repayment of notes payable and lease obligations                        (47,423)     (2,133,905)
Repayment of contract payable                                                --         (10,000)
Proceeds from the sale of common stock                                       --         889,001
                                                                    -----------     -----------
Net cash used in financing activities                                   202,577      (1,254,904)
                                                                    -----------     -----------
Net decrease in cash and cash equivalents                              (719,056)       (865,259)
Cash and cash equivalents at beginning of period                      1,524,942       1,690,538
                                                                    -----------     -----------
Cash and cash equivalents at end of period                          $   805,886     $   825,279
                                                                    ===========     ===========
Supplemental disclosure of cash flow information:
     Interest paid                                                  $    13,766     $    39,240
                                                                    ===========     ===========

                    United Diagnostic, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     For the Six Months Ended June 30, 1998

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

        Due to the Company's delay in retaining new independent auditors, compounded by the Company's acquisition of a majority interest in a significant subsidiary in October 1997 which required audited financial statements of such acquired subsidiary, the Company was unable to complete certain financial and textual information required to be included in its annual report on Form 10-KSB for the years ended December 31, 1997 and December 31, 1998, or its quarterly reports on Form 10-QSB for the periods ended March 31, 1998, June 30, 1998, September 30, 1998, March 31, 1999, and June 30, 1999, within the time which such reports were otherwise required to be filed. Accordingly, this report on Form 10-QSB for the quarter ended June 30, 1998, is being filed late. The Company's report on Form 10-KSB for the year ended December 31, 1997, was filed on September 2, 1999, and Form 10-QSB for the three months ended March 31, 1998, was filed on October 15, 1999. The Company has determined that the inclusion by way of subsequent event notes to its consolidated financial statements of certain events and transactions subsequent to June 30, 1998, is necessary to make a fair presentation of the business of the Company and to enable the reader to have a fair understanding of the events and transactions that have transpired. Unless otherwise indicated, as used herein, all references to shares of the Company's Common Stock and to prices with respect to shares of the Company's Common Stock give effect to a seventy to one reverse stock split effective December 23, 1998.

        In the opinion of management of United Diagnostic, Inc., the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1998, and the results of operations and cash flows for the six months ended June 30, 1998, and 1997.

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

        ABC was a clinical oncology laboratory service and research company located in Rhode Island (inactive since November 1997, Note 3c). NTBM was a medical billing service business located in Florida (inactive since April 1998, Note 3d). MSI was a full service medical laboratory facility which operated throughout the State of California (Note 3a). PCL was a full service medical laboratory facility which operated throughout the State of California (inactive since May 10, 1999, Note 3b).

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

        On December 23, 1998, the Company effected a seventy to one common stock reverse split. An amount equal to the par value of the common shares relinquished was transferred from the common stock account to capital in excess of par value. All references to number of common shares and to per share information in the consolidated financial statements have been adjusted to reflect the stock reverse split on a retroactive basis. The shares authorized and par value per share did not change (Note 8b).

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

2. Summary of Significant Accounting Policies

        The Company commenced full consolidation of PCL in October 1997 upon its acquisition of a majority ownership (52.6%) of PCL. Accordingly, for the fourth quarter of 1997, the operating results of PCL were consolidated with the operating results of the Company and its other wholly-owned subsidiaries, and the assets and liabilities of PCL were consolidated with those of the Company and its other majority-owned subsidiaries in the Company's consolidated balance sheets. The minority interest in losses of PCL has been recognized in excess of the minority interest in the equity capital of PCL since the minority shareholders have advances to PCL in the form of senior secured notes. The negative minority interest has been recorded as a reduction of liabilities in the accompanying balance sheets at December 31, 1997.

        During the time which the Company owned a majority interest in PCL, the Company accounted for its investment in PCL under the consolidation method, and continued to recognize its 52.6% share of PCL losses, through June 10, 1998. On June 10, 1998, the Company sold a portion of its share ownership in PCL, and the Company's ownership percentage in PCL was reduced from 52.6% to 49.9%. As such, subsequent to June 10, 1998, the Company commenced to account for its remaining investment in PCL under the equity method of accounting, rather than the consolidation method. Under the equity method, investments are recorded at cost reduced by the Company's proportionate share of losses. Any losses in excess of the investment are not recognized until future profits or additional investments occur. The Company's share of PCL losses recognized from date of acquisition through June 10, 1998, exceeded its investment in PCL. In the deconsolidation of PCL, the Company adjusted its negative investment to zero and recorded the remainder as an adjustment to capital in excess of par value.

        Under the equity method, any positive net investment is presented in the balance sheet, and the share of losses is presented as one amount in the statements of operations. For the second quarter ending June 30, 1998, the Company's proportionate share of PCL losses for the six months ended June 30, 1998, are presented on the statement of operations as equity loss in subsidiary. The three months ended March 31, 1998, have been restated to reflect the deconsolidation and the six months ended June 30, 1998, present the Company's share of PCL losses for the six months on the equity method.

                    Balance of Page Intentionally Left Blank

        Condensed financial data for Physicians Clinical Laboratory, Inc. only, is a follows:

                                  Balance Sheet
                                   (Unaudited)

                                                          June 30
                                                           1998
                                                       ------------
ASSETS
      Total current assets                             $ 16,025,000
      Total long-term assets                             37,257,000
                                                       ------------
Total Assets                                           $ 53,282,000
                                                       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
      Total current liabilities                        $ 65,164,000
Long-term debt                                            9,513,000
                                                       ------------
          Total liabilities                              74,677,000
Total stockholders' deficit                             (21,395,000)
                                                       ------------
Total liabilities and stockholders' deficit            $ 53,282,000
                                                       ============


                             Statement of Operations
                                   (Unaudited)

                                   For the six months ended
                                          June 30
                                            1998
                                   ------------------------
        Total revenues, net            $31,291,000
        Total operating costs           32,703,000
                                       -----------
        Operating loss                  (1,412,000)
        Total other expense             (3,890,000)

                                       -----------
        NET LOSS                       $(5,302,000)
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

        On the effective date (October 1997), as required under the PCL Plan, the debt purchased by United was converted into 35.6% of the common stock of PCL. United acquired an additional 17% of the common stock in exchange for a $5,000,000 note received in the MSI sale (Note 3a), resulting in United owning 52.6% of the outstanding common stock of PCL. United accounted for the acquisition under the purchase method. The Company's acquisition cost consisted of the $15 million investment above, plus deferred acquisition costs, less the deferred gain on the sale of MSI. The Company recorded approximately $2 million in excess cost over the fair market value of net assets acquired ("goodwill").

        Minority interest in losses of PCL has been recognized in excess of the minority interest in the equity capital of PCL since the minority shareholders have advances to PCL in the form of senior secured notes. Accordingly, the minority interest excess has been recorded as a reduction of liabilities in the accompanying balance sheet at December 31, 1997.

        In June, 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL. As a result of the sale, United's ownership was reduced to 49.9% of the issued and outstanding shares of PCL. The transaction also resulted in amendment of the Stockholder Agreement. The agreement as amended provides the lender stockholder with the right to elect the majority of the board and provides United rights under certain corporate governance provisions.

        On April 5, 1999, PCL entered into an Asset Purchase Agreement for the sale of the business and substantially all assets to Unilab Corp for a total purchase price of approximately $40 million. The sale closed on May 10, 1999, (Note 8a). Concurrent with the sale, the Stockholder Agreement was amended to provide payment to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999.

        As a result of the agreement, the Company reevaluated the recoverability of PCL's excess reorganization value based upon an estimated loss on the sale, including costs of disposal. PCL recorded an additional write-down of $10.6 million, resulting in a total write-down of excess reorganization value of approximately $45.3 million, as of December 31, 1997.

        As a result of the above transactions, the Consolidated Financial Statements relating to the six months ended June 30, 1997, do not include the Company's 52.6% majority ownership or subsequent 49.9% minority ownership of Physicians Clinical Laboratory, Inc.; however, the six months ended June 30, 1998, is presented on the basis of the Company's 49.9% minority ownership of PCL under the equity method of accounting as described in Note 2.

        c. Analytical Biosystems Corporation

        ABC has ceased processing specimens for the assay and suspended its laboratory operations in Rhode Island in November, 1997.

        d. NTBM Billing Services, Inc. (d/b/a Prompt Medical Billing)

        On October 21, 1996, the Company, through a newly formed wholly-owned subsidiary, NTBM Billing Services, Inc. ("NTBM"), acquired all of the medical billing service assets of Prompt Medical Billing Services, Inc., a privately owned Florida corporation engaged in the medical billing service business. The acquisition was in the form of a purchase. The Company acquired the assets for a total consideration of $675,000 consisting of $100,000 in cash and 525 shares of restricted common stock of the Company. The number of shares were subject to increase in the event the fair market value of the shares at the termination of the two year period was less than $500,000 or in the event the holders were unable to sell the shares. All consideration paid by the Company was placed into escrow for a period of up to two years, to be released upon the attainment of certain performance levels. In 1998, the cash consideration was released from escrow.

        In connection with this acquisition, the Company recorded $754,591 of excess cost over the fair market value of net assets acquired ("goodwill") related to this transaction. Additionally, the Company entered into employment and consulting agreements with the former owners of Prompt Medical Billing.

        In late March 1998, the former owners ceased performing their duties. NTBM subsequently lost its principal customer and ceased operations during the second quarter of 1998. The Company has ceased paying the former owners under the employment and consulting agreements.

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

4. Delisting from the NASDAQ SmallCap Market

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

5. Debt

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

6. Change in Certifying Accountant

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

7. Adoption of New Accounting Pronouncements

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

8. Subsequent Events

        a. Sale of PCL assets to Unilab

        On April 5, 1999, Physicians Clinical Laboratory, Inc. ("PCL") entered into an Asset Purchase Agreement for the sale of the business and substantially all assets to Unilab Corp for a total purchase price of approximately $40 million (Note 3b). The sale closed on May 10, 1999.

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

        As a result of the above transactions, during the first quarter of 1997, the Company owned MSI for the 57 day period beginning January 1, 1997 and ending February 26, 1997. Therefore, Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the six months ended June 30, 1997, is presented on the basis of the Company's temporary ownership of MSI.

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

        Minority interest in losses of PCL has been recognized in excess of the minority interest in the equity capital of PCL since the minority shareholders have advances to PCL in the form of senior secured notes. Accordingly, the minority interest excess has been recorded as a reduction of liabilities in the accompanying balance sheet at December 31, 1997.

        In June, 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL. As a result of the sale, United's ownership was reduced to 49.9% of the issued and outstanding shares of PCL. The transaction also resulted in amendment of the Stockholder Agreement. The agreement as amended provides the lender stockholder with the right to elect the majority of the board and provides United rights under certain corporate governance provisions.

        On April 5, 1999, PCL entered into an Asset Purchase Agreement for the sale of the business and substantially all assets to Unilab Corp for a total purchase price of approximately $40 million. The sale closed on May 10, 1999, (Note 8a). Concurrent with the sale, the Stockholder Agreement was amended to provide payment to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999.

        As a result of the agreement, the Company reevaluated the recoverability of PCL's excess reorganization value based upon an estimated loss on the sale, including costs of disposal. PCL recorded an additional write-down of $10.6 million, resulting in a total write-down of excess reorganization value of approximately $45.3 million, as of December 31, 1997.

        As a result of the above transactions, the Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the three and six months ended June 30, 1997, do not include the Company's 52.6% majority ownership or subsequent 49.9% minority ownership of Physicians Clinical Laboratory, Inc.; however, the three and six months ended June 30, 1998, is presented on the basis of the Company's 49.9% minority ownership of PCL under the equity method of accounting as described in Note 2.

        c. Analytical Biosystems Corporation

        ABC has ceased processing specimens for the assay and suspended its laboratory operations in Rhode Island in November, 1997.

        As a result, Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the three and six months ended June 30, 1997, do include the operations of ABC; however, the three and six months ended June 30, 1998, do not include the operations of ABC.

        d. NTBM Billing Services, Inc. (d/b/a Prompt Medical Billing)

        On October 21, 1996, the Company, through a newly formed wholly-owned subsidiary, NTBM Billing Services, Inc. ("NTBM"), acquired all of the medical billing service assets of Prompt Medical Billing Services, Inc., a privately owned Florida corporation engaged in the medical billing service business. The acquisition was in the form of a purchase. The Company acquired the assets for a total consideration of $675,000 consisting of $100,000 in cash and 525 shares of restricted common stock of the Company. The number of shares were subject to increase in the event the fair market value of the shares at the termination of the two year period was less than $500,000 or in the event the holders were unable to sell the shares. All consideration paid by the Company was placed into escrow for a period of up to two years, to be released upon the attainment of certain performance levels. In 1998, the cash consideration was released from escrow.

        In connection with this acquisition, the Company recorded $754,591 of excess cost over the fair market value of net assets acquired ("goodwill") related to this transaction. Additionally, the Company entered into employment and consulting agreements with the former owners of Prompt Medical Billing.

        In late March 1998, the former owners ceased performing their duties. NTBM subsequently lost its principal customer and ceased operations during the second quarter of 1998. The Company has ceased paying the former owners under the employment and consulting agreements.

2. Summary of Significant Accounting Policies

        The Company commenced full consolidation of PCL in October 1997 upon its acquisition of a majority ownership (52.6%) of PCL. Accordingly, for the fourth quarter of 1997, the operating results of PCL were consolidated with the operating results of the Company and its other wholly-owned subsidiaries, and the assets and liabilities of PCL were consolidated with those of the Company and its other majority-owned subsidiaries in the Company's consolidated balance sheets. The minority interest in losses of PCL has been recognized in excess of the minority interest in the equity capital of PCL since the minority shareholders have advances to PCL in the form of senior secured notes. The negative minority interest has been recorded as a reduction of liabilities in the accompanying balance sheets at December 31, 1997.

        During the time which the Company owned a majority interest in PCL, the Company accounted for its investment in PCL under the consolidation method, and continued to recognize it's 52.6% share of PCL losses, through June 10, 1998. On June 10, 1998, the Company sold a portion of its share ownership in PCL, and the Company's ownership percentage in PCL was reduced from 52.6% to 49.9%. As such, subsequent to June 10, 1998, the Company commenced to account for its remaining investment in PCL under the equity method of accounting, rather than the consolidation method. Under the equity method, investments are recorded at cost reduced by the Company's proportionate share of losses. Any losses in excess of the investment are not recognized until future profits or additional investments occur. The Company's share of PCL losses recognized from date of acquisition through June 10, 1998, exceeded its investment in PCL. In the deconsolidation of PCL, the Company adjusted its negative investment to zero and recorded the remainder as an adjustment to capital in excess of par value.

        Under the equity method, any positive net investment is presented in the balance sheet, and the share of losses is presented as one amount in the statements of operations. For the second quarter ending June 30, 1998, the Company's proportionate share of PCL losses for the six months ended June 30, 1998, are presented on the statement of operations as equity loss in subsidiary. The three months ended March 31, 1998, have been restated to reflect the deconsolidation and the six months ended June 30, 1998, present the Company's share of PCL losses for the six months on the equity method.

Three months ended June 30, 1998, compared with three months ended June 30, 1997

        Results of Operations

        Total revenues for the three months ended June 30, 1998, were $22,428 compared to $177,859 for the three months ended June 30, 1997. The decrease of $155,431 is primarily due to a decrease in medical billing services revenue of approximately $113,032 resulting from the closure of NTBM in April 1998, as well as a decrease in net assay sales of approximately $42,399 resulting from the closure of ABC in November 1997.

        Assay sales, net of billing adjustments, from the processing ABC's assay, the Fluorescent Cytoprint Assay, were $42,399 for the three months ended June 30, 1997. Due to the closure of ABC's laboratory operations in November 1997, there were no assay sales for the three months ended June 30, 1998.

        Medical billing services revenues were $22,428 for the three months ended June 30, 1998, as compared to $135,460 for the three months ended June 30, 1997. The decrease of $113,032 is primarily due to the closure of NTBM in April 1998.

        Total operating costs for the three months ended June 30, 1998, were $363,806 compared to $713,169 for the three months ended June 30, 1997. The decrease in total operating costs of $349,363 is primarily due to decreases of $46,372 in laboratory expenses, $76,273 in medical billing services expenses, $165,155 in sales, general and administrative expenses, $16,287 in research and development expenses, and $45,276 in depreciation and amortization expenses, primarily resulting from the closures of NTBM and ABC in April 1998 and November 1997, respectively.

        Laboratory expenses were $46,372 for the three months ended June 30, 1997. Due to the closure of ABC's laboratory operations in November 1997, there were no laboratory expenses for the three months ended June 30, 1998.

        Medical billing services expenses were $38,198 for the three months ended June 30, 1998, as compared to $114,471 for the three months ended June 30, 1997. The decrease of $76,273 is primarily due to the closure of NTBM in April 1998.

        Selling, general and administrative expenses for the three months ended June 30, 1998, were $324,809 compared to $489,964 for the three months ended June 30, 1997. The decrease of $165,155 is primarily due to decreases in accounting and financial printing expenses, rent and telephone expenses due to the closure of the Company's New York offices, SEC filing and franchise tax expenses, as well as decreases resulting from the closure of ABC's operations in November 1997.

        The Company reported no research and development expenses for the three months ended June 30, 1998, as compared to $16,287 for the three months ended June 30, 1997. The decrease is primarily due to the closure of ABC's laboratory operations in November 1997.

        Operating loss for the three months ended June 30, 1998, was $341,378 compared to $535,310 for the three months ended June 30, 1997. The decrease of $193,932 is primarily due to an decrease in total operating costs of $349,363, offset by a decrease in total revenues of $155,431.

        Investment and interest income for the three months ended June 30, 1998, was $750,000 compared to $8,715 for the three months ended June 30, 1997. In June 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL.

        Equity in loss in subsidiary for the three months ended June 30, 1998, was $1,008,880. On June 10, 1998, the Company sold a portion of its share ownership in PCL, and the Company's ownership percentage in PCL was reduced from 52.6% to 49.9%. As such, subsequent to June 10, 1998, the Company commenced to account for its remaining investment in PCL under the equity method of accounting, rather than the consolidation method. For the second quarter ending June 30, 1998, the Company's proportionate share of PCL losses for the three months ended June 30, 1998, are presented on the statement of operations as equity loss in subsidiary.

        Interest expense for the three months ended June 30, 1998, was $8,513 compared to $4,229 for the three months ended June 30, 1997. The increase of $4,284 is primarily due to the interest recorded in connection with a loan the Company obtained in March 1998 in the principal amount of $250,000. Principal and interest at 10% are due on the earlier of April 1999 or consummation of a private placement with defined proceeds.

        Net loss for the three months ended June 30, 1998, was $608,771 as compared to $530,824 for the three months ended June 30, 1997. The increase in net loss of $77,947 is primarily due to a decrease in operating loss of $193,932 and the sale of 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, offset by the equity in loss in subsidiary of $1,008,880.

        Net loss per share of Common Stock for the three months ended June 30, 1998, was $.89 compared to $9.21 for the three months ended June 30, 1997. The decrease is primarily due to an increase in weighted average common shares outstanding. Weighted average shares were 682,622 and 57,612 for the three months ended June 30, 1998, and 1997, respectively.

Six months ended June 30, 1998, compared with six months ended June 30, 1997

        Results of Operations

        Total revenues for the six months ended June 30, 1998, were $113,179 compared to $2,120,691 for the six months ended June 30, 1997, which includes Medical Science Institute's ("MSI") total revenues for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $1,798,361. Without the inclusion of MSI's total revenues, total revenues for the six months ended June 30, 1998, would have been $113,179 as compared to $322,330 for the six months ended June 30, 1997. The decrease of $209,151 is primarily due to a decrease in medical billing services revenue of approximately $131,362 resulting from the closure of NTBM in April 1998, as well as a decrease in net assay sales and contract revenue of approximately $77,789 resulting from the closure of ABC in November 1997.

        Assay sales, net of billing adjustments, from the processing of ABC's assay, the Fluorescent Cytoprint Assay, were $72,249 for the six months ended June 30, 1997. Due to the closure of ABC's laboratory operations in November 1997, there were no assay sales for the six months ended June 30, 1998.

        Contract revenue was $5,540 for the six months ended June 30, 1997. Due to the closure of ABC's laboratory operations in November 1997, there was no contract revenue for the six months ended June 30, 1998.

        Laboratory revenues, net of billing adjustments, were $1,798,361 for the six months ended June 30, 1997, resulting from the inclusion of MSI's laboratory revenues for the 57 day period beginning January 1, 1997, and ending February 26, 1997.

        Medical billing services revenues were $113,179 for the six months ended June 30, 1998, as compared to $244,541 for the six months ended June 30, 1997. The decrease of $131,362 is primarily due to the closure of NTBM in April 1998.

        Total operating costs for the six months ended June 30, 1998, were $1,489,945 compared to $3,462,235 for the six months ended June 30, 1997, which includes MSI's total operating costs for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $2,092,447. Without the inclusion of MSI's total operating costs, total operating costs for the six months ended June 30, 1998, would have been $1,489,945 as compared to $1,369,788 for the six months ended June 30, 1997. The increase in total operating costs of $120,157 is primarily due to a write down of intangibles of approximately $645,472 recorded in the six months ended June 30, 1998, offset by decreases in selling, general and administrative expenses of approximately $153,400, laboratory and research and development expenses of approximately $123,000, medical billing services expenses of approximately $70,800 and depreciation and amortization expense of approximately $178,000.

        The Company recorded no laboratory expenses for the six months ended June 30, 1998, a result of the closure of ABC's laboratory operations in November 1997. Laboratory expenses for the six months ended June 30, 1997, were $1,464,665 resulting from the inclusion of MSI's laboratory revenues for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $1,374,422. Without the inclusion of MSI's laboratory expenses, laboratory expenses for the six months ended June 30, 1997, would have been $90,243.

        Medical billing services expenses were $167,672 for the six months ended June 30, 1998, as compared to $238,400 for the six months ended June 30, 1997. The decrease of $70,728 is primarily due to the closure of NTBM in April 1998.

        Selling, general and administrative expenses for the six months ended June 30, 1998, were $655,813 compared to $1,382,206 for the six months ended June 30, 1997, which includes MSI's selling, general and administrative expenses for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $573,025. Without the inclusion of MSI's selling, general and administrative expenses, selling, general and administrative expenses for the six months ended June 30, 1998, would have been $655,813 as compared to $809,181 for the six months ended June 30, 1997. The decrease of $153,368 is primarily due to decreases in accounting and financial printing expenses, rent and telephone expenses due to the closure of the Company's New York offices, SEC filing and franchise tax expenses, as well as decreases resulting from the closure of ABC's operations in November 1997.

        The Company reported no research and development expenses for six months ended June 30, 1998, as compared to $32,897 for the six months ended June 30, 1997. The decrease is primarily due to the closure of ABC's laboratory operations in November 1997.

        Operating loss for the six months ended June 30, 1998, was $1,376,766 compared to $1,341,544 for the six months ended June 30, 1997, which includes MSI's operating loss for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $294,086. Without the inclusion of MSI's operating losses, operating losses for the six months ended June 30, 1998, would have been $1,376,766 as compared to $1,047,458 for the six months ended June 30, 1997. The increase of $329,308 is due to an increase in total operating costs of $120,157 primarily a result of a write down of intangibles of approximately $645,472 recorded in the six months ended June 30, 1998, offset by decreases in selling, general and administrative expenses of approximately $153,400, laboratory and research and development expenses of approximately $123,000, medical billing services expenses of approximately $70,800 and depreciation and amortization expense of approximately $178,000, as well as a decrease in total revenues of $209,151, resulting primarily from the closures of NTBM and ABC in April 1998 and November 1997, respectively.

        Investment and interest income for the six months ended June 30, 1998, was $750,000 compared to $18,980 for the six months ended June 30, 1997. In June 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL

        Equity in loss in subsidiary for the six months ended June 30, 1998, was $2,511,658. On June 10, 1998, the Company sold a portion of its share ownership in PCL, and the Company's ownership percentage in PCL was reduced from 52.6% to 49.9%. As such, subsequent to June

10, 1998, the Company commenced to account for its remaining investment in PCL under the equity method of accounting, rather than the consolidation method. For the six months ended June 30, 1998, the Company's proportionate share of PCL losses for the six months ended June 30, 1998, are presented on the statement of operations as equity loss in subsidiary. The three months ended March 31, 1998, have been restated to reflect the deconsolidation and the six months ended June 30, 1998, present the Company's share of PCL losses for the six months on the equity method.

        Interest expense for the six months ended June 30, 1998, was $13,766 compared to $533,240 for the six months ended June 30, 1997. The decrease in interest expense of $519,474 is primarily due to the interest recorded for the fair value of warrants issued in connection with debt in 1997 and interest related to a loan in the principal amount of $2,000,000 obtained by the Company to repay the outstanding balance on a loan in the principal amount of $2,500,000. Additionally, the Company obtained a loan in March 1998 in the principal amount of $250,000. Principal and interest at 10% are due on the earlier of April 1999 or consummation of a private placement with defined proceeds.

        Net loss for the six months ended June 30, 1998, was $3,152,190 as compared to $1,855,804 for the six months ended June 30, 1997, which includes MSI's net loss for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $290,823. Without the inclusion of MSI's net losses, net losses for the six months ended June 30, 1998, would have been $3,152,190 as compared to $1,564,981 for the six months ended June 30, 1997. The increase in net loss of $1,587,209 is primarily due to a increase in operating loss of $35,222 and the equity in loss in subsidiary of $2,511,658, offset by the sale of 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000 and a decrease in interest expense of approximately $524,000.

        Net loss per share of Common Stock for the six months ended June 30, 1998, was $4.62 compared to $78.87 for the six months ended June 30, 1997. This decrease is primarily due to an increase in weighted average common shares outstanding. Weighted average shares were 682,622 and 44,494 for the six months ended June 30, 1998, and 1997, respectively.

Liquidity and Capital Resources

        The Company had approximately $805,886 in cash and cash equivalents at June 30, 1998.

        Total current assets were $862,938 at June 30, 1998, as compared to $13,998,036 at December 31, 1997, which includes PCL's total current assets at December 31, 1997, of $13,848,942. Without the inclusion of PCL's total current assets, total current assets at June 30, 1998, would have been $862,938 as compared to $149,094 at December 31, 1997. The increase of $713,844 is primarily due to the sale of 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000 as well as a new loan the Company obtained in March 1998 in the principal amount of $250,000, offset by the use of these proceeds during the period to support operating activities and the payment and reduction of current liabilities.

        The Company did not have accounts receivable, net of allowances for doubtful accounts, at June 30, 1998. At December 31, 1997, accounts receivable, net of allowances for doubtful accounts were $11,000,608, which includes PCL's accounts receivable, net of allowances for doubtful accounts at December 31, 1997, of $10,948,508. Without the inclusion of PCL's net accounts receivable, net accounts receivable at December 31, 1997, would have been $52,100. The decrease is primarily due to a reduction in medical billing services net accounts receivable as well as the write down of the remaining net accounts receivable for ABC.

        The Company did not have inventory at June 30, 1998. At December 31, 1997, inventory was $1,139,232, which includes PCL's inventory at December 31, 1997, of $1,138,932. Without the inclusion of PCL's inventory, inventory at December 31, 1997, would have been $300.

        Prepaid expenses and other current assets were $57,052 at June 30, 1998, as compared to $333,254 at December 31, 1997, which includes PCL's prepaid expenses and other current assets at December 31, 1997, of $298,678. Without the inclusion of PCL's prepaid expenses and other current assets, prepaid expenses and other current assets at June 30, 1998, would have been $57,052 as compared to $34,576 at December 31, 1997.

        A note receivable of $100,000 was outstanding at June 30, 1998, and December 31, 1997. On February 10, 1997, a $100,000 loan was issued to the former sole stockholder and president of MSI, as part of the employment agreement between the Company and the stockholder. The loan is secured by the shares of Common Stock issued to the stockholder under the MSI Plan.

        Equipment and leasehold improvements, net of accumulated depreciation and amortization, was $6,369 at June 30, 1998, compared to $2,758,476 at December 31, 1997, which includes PCL's equipment and leasehold improvements, net of accumulated depreciation and amortization at December 31, 1997, of $2,739,484. Without the inclusion of PCL's net equipment and leasehold improvements, net equipment and leasehold improvements at June 30, 1998, would have been $6,369 and $18,992 at December 31, 1997. The decrease of $12,623 is primarily due to the closure of NTBM in April 1998.

        The Company did not report any goodwill, net of accumulated amortization, at June 30, 1998, as compared to $664,336 at December 31, 1997. This decrease is due to the write down of remaining goodwill from the purchase of NTBM Billing Services, Inc. of approximately $645,000.

        Deposits were $4,371 at June 30, 1998, as compared to $436,287, which includes PCL's deposits at December 31, 1997, of $417,132. Without the inclusion of deposits, deposits at June 30, 1998, would have been $4,371 as compared to $19,155 at December 31, 1997. The decrease of $14,784 is primarily due to the closure of the Company's New York offices.

        The Company did not report any reorganization value in excess of other identifiable net assets at June 30, 1998. At December 31, 1997, reorganization value in excess of other identifiable net assets was $24,401,605, due to the inclusion of PCL at December 31, 1997.

        Total assets at June 30, 1998, were $973,678 as compared to $42,358,740 at December 31, 1997, which includes PCL's total assets at December 31, 1997, of $41,407,163. Without the inclusion of PCL's total assets, total assets at June 30, 1998, would have been $973,678 as compared to $951,307 at December 31, 1997. The increase of $22,371 is primarily due to the sale of 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, as well as a new loan the Company obtained in March 1998 in the principal amount of $250,000, offset by the write down of remaining goodwill from the purchase of NTBM Billing Services, Inc. of approximately $645,000 and the use of proceeds during the period to support operating activities and the payment and reduction of current liabilities.

        Current liabilities at June 30, 1998, were $1,562,164 as compared to $66,546,284 at December 31, 1997, which includes PCL's current liabilities at December 31, 1997, of $65,619,254. Without the inclusion of PCL's current liabilities, current liabilities at June 30, 1998, would have been $1,562,164 as compared to $1,168,182 at December 31, 1997. The increase of $393,982 is primarily due to a new loan obtained by the Company in March 1998 in the principal amount of $250,000, as well as an increase in accounts payable and accrued expenses.

        Total liabilities at June 30, 1998, were $1,562,164 as compared to $56,372,981 at December 31, 1997, which includes PCL's total liabilities at December 31, 1997, of $68,099,951, offset by the increase in negative minority interest. Without the inclusion of PCL's total liabilities, total liabilities at June 30, 1998, would have been $1,562,164 as compared to $1,168,182 at December 31, 1997. The increase of $393,982 is primarily due to a new loan obtained by the Company in March 1998 in the principal amount of $250,000, as well as an increase in accounts payable and accrued expenses.

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

        Plan of Operations and Requirement for Additional Funds

        The consolidated financial statements of the Company have been prepared on the basis that the Company will continue as a going concern. These conditions have raised substantial doubt about the Company's ability to continue as a going concern. Through June 30, 1998, the Company has expended cash in excess of cash generated from operations and has not achieved sufficient revenues to support future operations. During 1997, the Company generated net cash from financing activities of approximately $628,094, which was principally utilized by the

Company for general working capital purposes, including cash used from operations of the Company and its then principal subsidiary, NTBM Billing Services, Inc. ("NTBM"). The Company's remaining cash and cash equivalents at June 30, 1998, and December 31, 1997, were approximately $806,000 and $1,500,000, respectively. The Company obtained a new loan in March 1998 for $250,000, which matures in 1999, and management anticipates obtaining additional equity financing. In June, 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000. In addition, in connection with the sale of assets by PCL, the Company received a payment of $3.25 million from certain holders of PCL's secured indebtedness (Note 3b). However, no assurances can be given that these actions will result in achieving profitability or positive cash flows. The ability of the Company to obtain additional financing or to achieve an adequate level of revenues is dependent upon future events, the outcome of which is presently not determinable. While the Company will seek to raise additional funds through debt or equity financing, no assurance may be given that the Company will be able to do so or, if that such financing is available, that same will be on terms acceptable to the Company.

        Effects of Inflation

        The Company does not view the effects of inflation to have a material effect upon its business.

        Historical Losses and Accumulated Deficit of United; Going Concern Qualification of Independent Auditors' Report

        Through the third quarter ended September 30, 1996, the Company was classified as a development-stage company for financial accounting purposes by reason of the fact that it had not generated significant revenues from operations prior to such date. As a result of the acquisition of Prompt Medical Billing and its subsequent operations under NTBM Billing Services, Inc., and the ownership, at that time, of MSI, the Company ceased to be classified as a development-stage company as of December 31, 1996. Since 1990, the Company's principal business has been conducted through its wholly-owned subsidiary, ABC. Prior to 1990, the Company, through other subsidiary corporations, had engaged in other unrelated businesses which have been discontinued. Since inception (February 1, 1982) through June 30, 1998, the Company has incurred an accumulated deficit of approximately $56,442,000. For the fiscal years ended December 31, 1997, 1996 and 1995, and the six months ended June 30, 1998, the Company incurred net losses of approximately $31,626,000, $7,788,000, $2,089,000, and $3,152,000, respectively. The amount of stockholders' deficit at June 30, 1998 was approximately $588,000. The amount of its working capital at June 30, 1998, was approximately ($699,000). There can be no assurance that the Company will be able to ultimately identify or acquire any new business or the Company will have adequate financial resources with which to consummate potential transactions that may become available to the Company. In addition, the report of the Company's independent auditors on the consolidated financial statements of the Company for the year ended December 31, 1997, in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, contains an explanatory paragraph that there are certain conditions that raise substantial doubt about the ability to continue as a going concern.

OTHER RISKS

        Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island

        In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of June 30, 1998, was approximately $107,000). All of the SBLFC loans, including those which are subject to the patent security interest, are further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bear interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In March 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $1,000 per month. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral.

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

               27            Financial Data Schedule

        (b) Reports on Form 8-K

        During the quarter ended June 30, 1998, the following reports on Form 8-K and 8-K/A were filed by the Registrant:

Date of the Report           Item Reported                       Description of Item
------------------           -------------                       -------------------
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

May 15, 1998                 Item 4. Changes in Registrant's     Amendment No. 1 to
                             Certifying Accountant               8-K dated  May 8, 1998
                                                                 To correct Item No.

                             Item 7. Exhibit                     Letter from Ernst &
                                                                 Young LLP

June 5, 1998                 Item 5. Other Events                Notification from NASDAQ
                                                                 Company's Common Stock
                                                                 Delisted as of the close of
                                                                 June 1, 1998

June 22, 1998                Item 5. Other Events                Sale of 67,500 shares of
                                                                 Physicians Clinical
                                                                 Laboratory, Inc. to Oaktree
                                                                 Capital Management, Inc.
                                                                 For $750,000

        Subsequent to the quarter ended June 30, 1998, the following reports on Form 8-K were filed by the Registrant:

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

                                            UNITED DIAGNOSTIC, INC.

Dated: October 28, 1999                     by: /s/ J. Marvin Feigenbaum
                                               --------------------------------
                                            J. Marvin Feigenbaum
                                            President, Chief Executive
                                            and Chief Financial Officer