Form 10QSB
period 1998-09-30
UNITED DIAGNOSTIC INC
filed 1999-11-04
CIK 716778

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from ___________________ to _________________________

                           Commission File No. 0-11772

                             UNITED DIAGNOSTIC, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  25-1411971
               --------                                  ----------
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation of organization)

476 Main Street - Suite 3-DFL Wakefield, Rhode Island             02879
-----------------------------------------------------             -----
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

Yes [ ]                     No [X]

        As of November 4, 1999, there were issued and outstanding 682,622 shares of common stock of the registrant, adjusted for a 70 for 1 reverse stock split effected on December 23, 1998.

                  Transitional small business disclosure format

                               Yes [ ]    No [X]

                             United Diagnostic, Inc.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

PART I  FINANCIAL INFORMATION                                              PAGE

Item 1. Financial Statements                                                 3
        Notes to Consolidated Financial Statements                           6

Item 2. Management's Discussion and Analysis of Financial Condition
        And Results of Operations                                           15

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                                   28

Item 6. Exhibits and Reports on Form 8-K                                    30

SIGNATURES                                                                  32

                    United Diagnostic, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                   (Unaudited)

                                                                                       September 30         December 31
                                                                                           1998                1997
                                                                                       --------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                                         $    318,142        $  1,524,942
     Accounts receivable - (net of allowance for doubtful
         accounts of approximately $1,434,900 at
         December 31, 1997)                                                                      --          11,000,608
     Inventory                                                                                   --           1,139,232
     Prepaid expenses and other current assets                                               61,670             333,254
                                                                                       --------------------------------
Total current assets                                                                        379,812          13,998,036

Note receivable                                                                             100,000             100,000
Equipment and leasehold improvements, net                                                     5,111           2,758,476
Goodwill (net of accumulated amortization of $90,255
     December 31, 1997)                                                                          --             664,336
Deposits                                                                                      4,371             436,287
Reorganization value in excess of other identifiable net assets                                  --          24,401,605
                                                                                       --------------------------------
Total Assets                                                                           $    489,294        $ 42,358,740
                                                                                       ================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

     Current portion of long term debt                                                 $    341,969        $ 48,251,081
     Current portion of capitalized lease obligations                                         6,144             520,055
     Line of credit                                                                              --           4,835,959
     Accounts payable                                                                       436,722           5,057,184
     Accrued expenses                                                                       442,703           7,826,434
     Contract payable                                                                        55,571              55,571
                                                                                       --------------------------------

         Total current liabilities                                                        1,283,109          66,546,284

Long-term debt                                                                                   --           1,904,723
Capitalized lease obligations                                                                    --             575,974
Minority Interest                                                                                --         (12,654,000)
                                                                                       --------------------------------

         Total liabilities                                                                1,283,109          56,372,981

Commitments and contingencies                                                                    --                  --

Stockholders' equity (deficit):

     Series A convertible preferred stock, $.01 par value; 2,000,000 authorized;
         2,826 issued and outstanding at September 30, 1998, and December 31,
         1997, (liquidation preference of $2,826,000 at September 30, 1998)                      28                  28
     Common stock, $.01 par value; 50,000,000
         shares authorized; 682,622 shares issued and
         outstanding at September 30, 1998 and December 31, 1997                              6,826               6,826
     Capital in excess of par value                                                      55,860,872          39,310,422
     Deferred consulting expense                                                                 --             (41,254)
     Accumulated deficit                                                                (56,661,541)        (53,290,263)
                                                                                       --------------------------------
Total stockholders' equity                                                                 (793,815)        (14,014,241)
                                                                                       --------------------------------

Total liabilities and stockholders' equity (deficit)                                   $    489,294        $ 42,358,740
                                                                                       ================================

                    United Diagnostic, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                   (Unaudited)

                                                  For the three months ended      For the nine months ended
                                                 September 30    September 30    September 30    September 30
                                                    1998             1997           1998            1997
                                                 -----------------------------------------------------------
Revenues:
    Assay sales, net                             $        --     $    (2,140)    $        --     $    70,109
    Laboratory revenues, net                              --              --              --       1,798,361
    Medical billing services revenues                     --         148,125         113,179         392,666
    Contract revenue                                      --              --              --           5,540
                                                 -----------------------------------------------------------
Total revenues, net                                       --         145,985         113,179       2,266,676

Operating costs:

    Laboratory  expenses                                  --          36,249              --       1,500,914
    Medical billing services expenses                 22,652         128,368         190,323         366,768
    Sales, general and administrative                181,554         465,759         837,267       1,847,962
    Research and development                              --          16,043              --          48,940
    Provision for bad debts                               --              --              --          91,643
    Depreciation and amortization                      1,258          46,238          22,246         298,662
    Write down of intangibles                             --              --         645,572              --
                                                 -----------------------------------------------------------
Total operating costs                                205,464         692,657       1,695,408       4,154,889
                                                 -----------------------------------------------------------

Operating loss                                      (205,464)       (546,672)     (1,582,229)     (1,888,213)

Other income (expense):

    Investment and interest income                        --           6,337         750,000          25,317
     Equity loss in subsidiary                            --              --      (2,511,658)             --
    Interest expense                                 (13,625)         (2,543)        (27,391)       (535,783)
                                                 -----------------------------------------------------------
Total other income (expense)                         (13,625)          3,794      (1,789,049)       (510,466)
                                                 -----------------------------------------------------------
NET LOSS                                            (219,089)       (542,878)     (3,371,278)     (2,398,679)
    Deemed preferred stock dividends                      --              --              --      (1,653,432)
                                                 -----------------------------------------------------------
    Loss attributable to common stockholders     $  (219,089)    $  (542,878)    $(3,371,278)    $(4,052,111)
                                                 ===========================================================

Net loss per common share - basic and diluted    $     (0.32)    $     (4.18)    $     (4.94)    $    (55.33)
                                                 ===========================================================

Weighted average shares outstanding                  682,622         129,988         682,622          73,230
                                                 ===========================================================

                    United Diagnostic, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                        For the nine months ended
                                                                     SEPTEMBER 30        September 30
                                                                         1998               1997
                                                                      ------------------------------
OPERATING ACTIVITIES
Net loss                                                              $(3,371,278)       $(2,398,679)
Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation, amortization and write down of intangibles           667,818            342,225
       Provision for bad debt                                                  --             91,643
       Interest expense from issuance of warrants                              --            494,000
       Equity in loss in subsidiary                                     2,511,658                 --
       Changes in operating assets and liabilities:
          Accounts receivable, prepaids, inventory
             and other current assets                                      40,090           (377,918)
          Accounts payable and accrued expenses                           214,255           (502,160)
                                                                      ------------------------------
Net cash provided by (used in) operating activities                        62,543         (2,350,889)

INVESTING ACTIVITIES

Capital proceeds (expenditures), net                                       10,403            (39,174)
Deconsolidation of Physicians Clinical Lab cash                        (1,462,824)                --
Sale proceeds of Medical Science Institute                                     --          2,512,154
Deferred acquisition costs                                                     --            (56,953)
Issuance of note receivable                                                    --           (100,000)
                                                                      ------------------------------
Net cash provided by (used in) investing activities                    (1,452,421)         2,316,027

FINANCING ACTIVITIES

Proceeds from issuance of debt                                            250,000                 --
Repayment of notes payable and lease obligations                          (66,922)        (2,187,754)
Repayment of contract payable                                                  --            (10,000)
Proceeds from the sale of common stock                                         --            889,001
                                                                      ------------------------------
Net cash provided by (used in) financing activities                       183,078         (1,308,753)
                                                                      ------------------------------
Net decrease in cash and cash equivalents                              (1,206,800)        (1,343,615)
Cash and cash equivalents at beginning of period                        1,524,942          1,690,538
                                                                      ------------------------------
Cash and cash equivalents at end of period                            $   318,142        $   346,923
                                                                      ==============================

Supplemental disclosure of cash flow information:

    Interest paid                                                     $    27,391        $    41,783
                                                                      ==============================

                    United Diagnostic, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the Nine Months Ended September 30, 1998

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

        Due to the Company's delay in retaining new independent auditors, compounded by the Company's acquisition of a majority interest in a significant subsidiary in October 1997 which required audited financial statements of such acquired subsidiary, the Company was unable to complete certain financial and textual information required to be included in its annual report on Form 10-KSB for the years ended December 31, 1997 and December 31, 1998, or its quarterly reports on Form 10-QSB for the periods ended March 31, 1998, June 30, 1998, September 30, 1998, March 31, 1999, and June 30, 1999, within the time which such reports were otherwise required to be filed. Accordingly, this report on Form 10-QSB for the quarter ended September 30, 1998, is being filed late. The Company's report on Form 10-KSB for the year ended December 31, 1997, was filed on September 2, 1999, Form 10-QSB for the three months ended March 31, 1998, was filed on October 15, 1999, and Form 10-QSB for the six months ended June 30, 1998, was filed on October 29, 1998. The Company has determined that the inclusion by way of subsequent event notes to its consolidated financial statements of certain events and transactions subsequent to September 30, 1998, is necessary to make a fair presentation of the business of the Company and to enable the reader to have a fair understanding of the events and transactions that have transpired. Unless otherwise indicated, as used herein, all references to shares of the Company's Common Stock and to prices with respect to shares of the Company's Common Stock give effect to a seventy to one reverse stock split effective December 23, 1998.

        In the opinion of management of United Diagnostic, Inc., the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 1998, and the results of operations and cash flows for the nine months ended September 30, 1998, and 1997.

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

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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

        Under the equity method, any positive net investment is presented in the balance sheet, and the share of losses is presented as one amount in the statements of operations. For the third quarter ending September 30, 1998, the Company's proportionate share of PCL losses for the nine months ended September 30, 1998, are presented on the statement of operations as equity loss in subsidiary. The three months ended March 31, 1998, have been restated to reflect the deconsolidation and the nine months ended September 30, 1998, present the Company's share of PCL losses for the nine months on the equity method.

                    Balance of Page Intentionally Left Blank

        Condensed financial data for Physicians Clinical Laboratory, Inc. only, is a follows:

                                  Balance Sheet
                                   (Unaudited)

                                                  September 30
                                                      1998
                                                  ------------
ASSETS
     Total current assets                         $ 16,408,000
     Total long-term assets                         37,032,000
                                                  ------------
Total Assets                                      $ 53,440,000
                                                  ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
     Total current liabilities                    $ 68,722,000
Long-term debt                                       9,402,000
                                                  ------------
        Total liabilities                           78,124,000
Total stockholders' deficit                        (24,684,000)
                                                  ------------
Total liabilities and stockholders' deficit       $ 53,440,000
                                                  ============



                             Statement of Operations
                                   (Unaudited)

                       For the nine months ended
                            September 30
                                1998
                            ------------
Total revenues, net         $ 46,554,000
Total operating costs         49,244,000
                            ------------
Operating loss                (2,690,000)
Total other expense           (5,901,000)

                            ------------
NET LOSS                    $ (8,591,000)
                            ============


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

        As a result of the above transactions, the Consolidated Financial Statements relating to the nine months ended September 30, 1997, do not include the Company's 52.6% majority ownership or subsequent 49.9% minority ownership of Physicians Clinical Laboratory, Inc.; however, the nine months ended September 30, 1998, is presented on the basis of the Company's 49.9% minority ownership of PCL under the equity method of accounting as described in Note 2.

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

        As a result of the above transactions, during the first quarter of 1997, the Company owned MSI for the 57 day period beginning January 1, 1997 and ending February 26, 1997. Therefore, Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the nine months ended September 30, 1997, is presented on the basis of the Company's temporary ownership of MSI.

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

        As a result of the above transactions, the Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the three and nine months ended September 30, 1997, do not include the Company's 52.6% majority ownership or subsequent 49.9% minority ownership of Physicians Clinical Laboratory, Inc.; however, the three and nine months ended September 30, 1998, is presented on the basis of the Company's 49.9% minority ownership of PCL under the equity method of accounting as described in Note 2.

        c.     Analytical Biosystems Corporation

        ABC has ceased processing specimens for the assay and suspended its laboratory operations in Rhode Island in November, 1997.

        As a result, Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the three and nine months ended September 30, 1997, do include the operations of ABC; however, the three and nine months ended September 30, 1998, do not include the operations of ABC.

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

        As a result, Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the three and nine months ended September 30, 1997, and nine months ended September 30, 1998, do include the operations of NTBM; however, the three months ended September 30, 1998, do not include the operations of NTBM.

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

        Under the equity method, any positive net investment is presented in the balance sheet, and the share of losses is presented as one amount in the statements of operations. For the third quarter ending September 30, 1998, the Company's proportionate share of PCL losses for the nine months ended September 30, 1998, are presented on the statement of operations as equity loss in subsidiary. The three months ended March 31, 1998, have been restated to reflect the deconsolidation and the nine months ended September 30, 1998, present the Company's share of PCL losses for the nine months on the equity method.

Three months ended September 30, 1998, compared with three months ended September 30, 1997

        Results of Operations

        The Company reported no total revenues for the three months ended September 30, 1998, compared to $145,985 for the three months ended September 30, 1997. The decrease is primarily due to a decrease in medical billing services revenue resulting from the closure of NTBM in April 1998.

        Assay sales, net of billing adjustments, from the processing of ABC's assay, the Fluorescent Cytoprint Assay, were $(2,140) for the three months ended September 30, 1997. Due to the closure of ABC's laboratory operations in November 1997, there were no assay sales for the three months ended September 30, 1998.

        The Company reported no medical billing services revenues for the three months ended September 30, 1998, as compared to $148,125 for the three months ended September 30, 1997. The decrease is primarily due to the closure of NTBM in April 1998.

        Total operating costs for the three months ended September 30, 1998, were $205,464 compared to $692,657 for the three months ended September 30, 1997. The decrease in total operating costs of $487,193 is primarily due to decreases of $36,249 in laboratory expenses, $105,716 in medical billing services expenses, $284,205 in sales, general and administrative expenses, $16,043 in research and development expenses, and $44,980 in depreciation and amortization expenses, primarily resulting from the closures of NTBM and ABC in April 1998 and November 1997, respectively.

        Laboratory expenses were $36,249 for the three months ended September 30, 1997. Due to the closure of ABC's laboratory operations in November 1997, there were no laboratory expenses for the three months ended September 30, 1998.

        Medical billing services expenses were $22,652 for the three months ended September 30, 1998, as compared to $128,368 for the three months ended September 30, 1997. The decrease of $105,716 is primarily due to the closure of NTBM in April 1998.

        Selling, general and administrative expenses for the three months ended September 30, 1998, were $181,554 compared to $465,759 for the three months ended September 30, 1997. The decrease of $284,205 is primarily due to decreases in accounting, legal and financial printing expenses, rent and office-related expenses due to the closure of the Company's New York offices, NASDAQ listing and franchise tax expenses, as well as decreases resulting from the closure of ABC's operations in November 1997.

        The Company reported no research and development expenses for the three months ended September 30, 1998, as compared to $16,043 for the three months ended September 30, 1997. The decrease is primarily due to the closure of ABC's laboratory operations in November 1997.

        Operating loss for the three months ended September 30, 1998, was $205,464 compared to $546,672 for the three months ended September 30, 1997. The decrease of $341,208 is primarily due to a decrease in total operating costs of $487,193, offset by a decrease in total revenues of $145,985.

        The Company reported no investment and interest income for the three months ended September 30, 1998, compared to $6,337 for the three months ended September 30, 1997. The decrease is primarily due to a decrease in cash and cash equivalents upon which interest is earned.

        The Company reported no equity loss in subsidiary for the three months ended September 30, 1998, since losses previously recognized reduced United's investment to zero.

        Interest expense for the three months ended September 30, 1998, was $13,625 compared to $2,543 for the three months ended September 30, 1997. The increase of $11,082 is primarily due to the interest recorded in connection with a loan the Company obtained in March 1998 in the principal amount of $250,000. Principal and interest at 10% are due on the earlier of April 1999 or consummation of a private placement with defined proceeds.

        Net loss for the three months ended September 30, 1998, was $219,089 as compared to $542,878 for the three months ended September 30, 1997. The decrease in net loss of $323,789 is primarily due to a decrease in operating loss of $341,208, offset by a net increase in total other expense of $17,419.

        Net loss per share of Common Stock for the three months ended September 30, 1998, was $.32 compared to $4.18 for the three months ended September 30, 1997. The decrease is primarily due to an increase in weighted average common shares outstanding. Weighted average shares were 682,622 and 129,988 for the three months ended September 30, 1998, and 1997, respectively.

Nine months ended September 30, 1998, compared with nine months ended September 30, 1997

        Results of Operations

        Total revenues for the nine months ended September 30, 1998, were $113,179 compared to $2,266,676 for the nine months ended September 30, 1997, which includes Medical Science Institute's ("MSI") total revenues for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $1,798,361. Without the inclusion of MSI's total revenues, total revenues for the nine months ended September 30, 1998, would have been $113,179 as compared to $468,315 for the nine months ended September 30, 1997. The decrease of $355,136 is primarily due to a decrease in medical billing services revenue of approximately $279,487 resulting from the closure of NTBM in April 1998, as well as a decrease in net assay sales and contract revenue of approximately $70,109 resulting from the closure of ABC in November 1997.

        Assay sales, net of billing adjustments, from the processing of ABC's assay, the Fluorescent Cytoprint Assay, were $70,109 for the nine months ended September 30, 1997. Due to the closure of ABC's laboratory operations in November 1997, there were no assay sales for the nine months ended September 30, 1998.

        Contract revenue was $5,540 for the nine months ended September 30, 1997. Due to the closure of ABC's laboratory operations in November 1997, there was no contract revenue for the nine months ended September 30, 1998.

        Laboratory revenues, net of billing adjustments, were $1,798,361 for the nine months ended September 30, 1997, resulting from the inclusion of MSI's laboratory revenues for the 57 day period beginning January 1, 1997, and ending February 26, 1997.

        Medical billing services revenues were $113,179 for the nine months ended September 30, 1998, as compared to $392,666 for the nine months ended September 30, 1997. The decrease of $279,487 is primarily due to the closure of NTBM in April 1998.

        Total operating costs for the nine months ended September 30, 1998, were $1,695,408 compared to $4,154,889 for the nine months ended September 30, 1997, which includes MSI's total operating costs for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $2,092,447. Without the inclusion of MSI's total operating costs, total operating costs for the nine months ended September 30, 1998, would have been $1,695,408 as compared to $2,062,442 for the nine months ended September 30, 1997. The decrease in total operating costs of $367,034 is primarily due to decreases in selling, general and administrative expenses of approximately $437,670, laboratory and research and development expenses of approximately $175,432, medical billing services expenses of approximately $176,445 and depreciation and amortization expense of approximately $276,416, offset by the write down of intangibles of approximately $645,472 recorded in the nine months ended September 30, 1998.

        The Company recorded no laboratory expenses for the nine months ended September 30, 1998, a result of the closure of ABC's laboratory operations in November 1997. Laboratory expenses for the nine months ended September 30, 1997, were $1,500,914 resulting from the inclusion of MSI's laboratory revenues for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $1,374,422. Without the inclusion of MSI's laboratory expenses, laboratory expenses for the nine months ended September 30, 1997, would have been $126,492.

        Medical billing services expenses were $190,323 for the nine months ended September 30, 1998, as compared to $366,768 for the nine months ended September 30, 1997. The decrease of $176,445 is primarily due to the closure of NTBM in April 1998.

        Selling, general and administrative expenses for the nine months ended September 30, 1998, were $837,267 compared to $1,847,962 for the nine months ended September 30, 1997, which includes MSI's selling, general and administrative expenses for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $573,025. Without the inclusion of MSI's selling, general and administrative expenses, selling, general and administrative expenses for the nine months ended September 30, 1998, would have been $837,267 as compared to $1,274,937 for the nine months ended September 30, 1997. The decrease of $437,670 is primarily due to decreases in accounting, legal and financial printing expenses, rent and office-related expenses due to the closure of the Company's New York offices, SEC filing, NASDAQ listing and franchise tax expenses, as well as decreases resulting from the closure of ABC's operations in November 1997.

        The Company reported no research and development expenses for nine months ended September 30, 1998, as compared to $48,940 for the nine months ended September 30, 1997. The decrease is primarily due to the closure of ABC's laboratory operations in November 1997.

        Operating loss for the nine months ended September 30, 1998, was $1,582,229 compared to $1,888,213 for the nine months ended September 30, 1997, which includes MSI's operating loss for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $294,086. Without the inclusion of MSI's operating losses, operating losses for the nine months ended September 30, 1998, would have been $1,582,229 as compared to $1,594,127 for the nine months ended September 30, 1997. The decrease of $11,898 is due to a decrease in total operating costs of $367,034, offset by a decrease in total revenues of $355,136.

        Investment and interest income for the nine months ended September 30, 1998, was $750,000 compared to $25,317 for the nine months ended September 30, 1997. In September 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL

        Equity in loss in subsidiary for the nine months ended September 30, 1998, was $2,511,658. On June 10, 1998, the Company sold a portion of its share ownership in PCL, and the Company's ownership percentage in PCL was reduced from 52.6% to 49.9%. As such, subsequent to June 10, 1998, the Company commenced to account for its remaining investment in PCL under the equity method of accounting, rather than the consolidation method. For the nine months ended September 30, 1998, the Company's proportionate share of PCL losses for the nine months ended September 30, 1998, are presented on the statement of operations as equity loss in subsidiary. The three months ended March 31, 1998, have been restated to reflect the deconsolidation and the nine months ended September 30, 1998, present the Company's share of PCL losses for the nine months on the equity method.

        Interest expense for the nine months ended September 30, 1998, was $27,391 compared to $535,783 for the nine months ended September 30, 1997. The decrease in interest expense of $508,392 is primarily due to the interest recorded for the fair value of warrants issued in connection with debt in 1997 and interest related to a loan in the principal amount of $2,000,000 obtained by the Company to repay the outstanding balance on a loan in the principal amount of $2,500,000. Additionally, the Company obtained a loan in March 1998 in the principal amount of $250,000. Principal and interest at 10% are due on the earlier of April 1999 or consummation of a private placement with defined proceeds.

        Net loss for the nine months ended September 30, 1998, was $3,371,278 as compared to $2,398,679 for the nine months ended September 30, 1997, which includes MSI's net loss for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $290,823. Without the inclusion of MSI's net losses, net losses for the nine months ended September 30, 1998, would have been $3,371,278 as compared to $2,107,856 for the nine months ended September 30, 1997. The increase in net loss of $1,263,422 is primarily due the equity in loss in subsidiary of $2,511,658, offset by the sale of 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000 and a decrease in interest expense of approximately $524,000.

        Net loss per share of Common Stock for the nine months ended September 30, 1998, was $4.94 compared to $55.33 for the nine months ended September 30, 1997. This decrease is primarily due to an increase in weighted average common shares outstanding. Weighted average shares were 682,622 and 73,230 for the nine months ended September 30, 1998, and 1997, respectively.

Liquidity and Capital Resources

        The Company had approximately $318,142 in cash and cash equivalents at September 30, 1998.

        Total current assets were $379,812 at September 30, 1998, as compared to $13,998,036 at December 31, 1997, which includes PCL's total current assets at December 31, 1997, of $13,848,942. Without the inclusion of PCL's total current assets, total current assets at September 30, 1998, would have been $379,812 as compared to $149,094 at December 31, 1997. The increase of $230,718 is primarily due to the sale of 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000 as well as a new loan the Company obtained in March 1998 in the principal amount of $250,000, offset by the use of these proceeds during the period to support operating activities and the payment and reduction of current liabilities.

        The Company did not have accounts receivable, net of allowances for doubtful accounts, at September 30, 1998. At December 31, 1997, accounts receivable, net of allowances for doubtful accounts were $11,000,608, which includes PCL's accounts receivable, net of allowances for doubtful accounts at December 31, 1997, of $10,948,508. Without the inclusion of PCL's net accounts receivable, net accounts receivable at December 31, 1997, would have been $52,100. The decrease is primarily due to a reduction in medical billing services net accounts receivable as well as the write down of the remaining net accounts receivable for ABC.

        The Company did not have inventory at September 30, 1998. At December 31, 1997, inventory was $1,139,232, which includes PCL's inventory at December 31, 1997, of $1,138,932. Without the inclusion of PCL's inventory, inventory at December 31, 1997, would have been $300.

        Prepaid expenses and other current assets were $61,670 at September 30, 1998, as compared to $333,254 at December 31, 1997, which includes PCL's prepaid expenses and other current assets at December 31, 1997, of $298,678. Without the inclusion of PCL's prepaid expenses and other current assets, prepaid expenses and other current assets at September 30, 1998, would have been $61,670 as compared to $34,576 at December 31, 1997.

        A note receivable of $100,000 was outstanding at September 30, 1998, and December 31, 1997. On February 10, 1997, a $100,000 loan was issued to the former sole stockholder and president of MSI, as part of the employment agreement between the Company and the stockholder. The loan is secured by the shares of Common Stock issued to the stockholder under the MSI Plan.

        Equipment and leasehold improvements, net of accumulated depreciation and amortization, was $5,111 at September 30, 1998, compared to $2,758,476 at December 31, 1997, which includes PCL's equipment and leasehold improvements, net of accumulated depreciation and amortization at December 31, 1997, of $2,739,484. Without the inclusion of PCL's net equipment and leasehold improvements, net equipment and leasehold improvements at September 30, 1998, would have been $5,111 and $18,992 at December 31, 1997. The decrease of $13,881 is primarily due to the closure of NTBM in April 1998.

        The Company did not report any goodwill, net of accumulated amortization, at September 30, 1998, as compared to $664,336 at December 31, 1997. This decrease is due to the write down of remaining goodwill from the purchase of NTBM Billing Services, Inc. of approximately $645,000.

        Deposits were $4,371 at September 30, 1998, as compared to $436,287, which includes PCL's deposits at December 31, 1997, of $417,132. Without the inclusion of deposits, deposits at September 30, 1998, would have been $4,371 as compared to $19,155 at December 31, 1997. The decrease of $14,784 is primarily due to the closure of the Company's New York offices.

        The Company did not report any reorganization value in excess of other identifiable net assets at September 30, 1998. At December 31, 1997, reorganization value in excess of other identifiable net assets was $24,401,605, due to the inclusion of PCL at December 31, 1997.

        Total assets at September 30, 1998, were $489,294 as compared to $42,358,740 at December 31, 1997, which includes PCL's total assets at December 31, 1997, of $41,407,163. Without the inclusion of PCL's total assets, total assets at September 30, 1998, would have been $489,294 as compared to $951,307 at December 31, 1997. The increase of $462,013 is primarily due to the sale of 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, as well as a new loan the Company obtained in March 1998 in the principal amount of $250,000, offset by the write down of remaining goodwill from the purchase of NTBM Billing Services, Inc. of approximately $645,000 and the use of proceeds during the period to support operating activities and the payment and reduction of current liabilities.

        Current liabilities at September 30, 1998, were $1,283,109 as compared to $66,546,284 at December 31, 1997, which includes PCL's current liabilities at December 31, 1997, of $65,619,254. Without the inclusion of PCL's current liabilities, current liabilities at September 30, 1998, would have been $1,283,109 as compared to $1,168,182 at December 31, 1997. The increase of $114,927 is primarily due to a new loan obtained by the Company in March 1998 in the principal amount of $250,000, offset by a decrease in capitalized lease obligations as well as principal payments to SBLFC.

        Total liabilities at September 30, 1998, were $1,283,109 as compared to $56,372,981 at December 31, 1997, which includes PCL's total liabilities at December 31, 1997, of $68,099,951, offset by the increase in negative minority interest. Without the inclusion of PCL's total liabilities, total liabilities at September 30, 1998, would have been $1,283,109 as compared to $1,168,182 at December 31, 1997. The increase of $114,927 is primarily due to a new loan obtained by the Company in March 1998 in the principal amount of $250,000, offset by a decrease in capitalized lease obligations as well as principal payments to SBLFC.

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

        Plan of Operations and Requirement for Additional Funds

        The consolidated financial statements of the Company have been prepared on the basis that the Company will continue as a going concern. These conditions have raised substantial doubt about the Company's ability to continue as a going concern. Through September 30, 1998, the Company has generated only a small amount of cash from operations and has not achieved sufficient revenues to support future operations. During the twelve months ended December 31, 1997, the Company generated net cash from financing activities of approximately

$628,094, which was principally utilized by the Company for general working capital purposes, including cash used from operations of the Company and its then principal subsidiary, NTBM Billing Services, Inc. ("NTBM"). The Company's remaining cash and cash equivalents at September 30, 1998, and December 31, 1997, were approximately $318,000 and $1,500,000, respectively. The Company obtained a new loan in March 1998 for $250,000, which matures in 1999, and management anticipates obtaining additional equity financing. In June, 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000. In addition, in connection with the sale of assets by PCL, the Company received a payment of $3.25 million from certain holders of PCL's secured indebtedness (Note 3b). However, no assurances can be given that these actions will result in achieving profitability or positive cash flows. The ability of the Company to obtain additional financing or to achieve an adequate level of revenues is dependent upon future events, the outcome of which is presently not determinable. While the Company will seek to raise additional funds through debt or equity financing, no assurance may be given that the Company will be able to do so or, if that such financing is available, that same will be on terms acceptable to the Company.

        Effects of Inflation

        The Company does not view the effects of inflation to have a material effect upon its business.

        Historical Losses and Accumulated Deficit of United; Going Concern Qualification of Independent Auditors' Report

        Through the third quarter ended September 30, 1996, the Company was classified as a development-stage company for financial accounting purposes by reason of the fact that it had not generated significant revenues from operations prior to such date. As a result of the acquisition of Prompt Medical Billing and its subsequent operations under NTBM Billing Services, Inc., and the ownership, at that time, of MSI, the Company ceased to be classified as a development-stage company as of December 31, 1996. Since 1990, the Company's principal business has been conducted through its wholly-owned subsidiary, ABC. Prior to 1990, the Company, through other subsidiary corporations, had engaged in other unrelated businesses which have been discontinued. Since inception (February 1, 1982) through September 30, 1998, the Company has incurred an accumulated deficit of approximately $56,662,000. For the fiscal years ended December 31, 1997, 1996 and 1995, and the nine months ended September 30, 1998, the Company incurred net losses of approximately $31,626,000, $7,788,000, $2,089,000, and $3,371,000, respectively. The amount of stockholders' deficit at September 30, 1998 was approximately $794,000. The amount of its working capital at September 30, 1998, was approximately ($903,000). There can be no assurance that the Company will be able to ultimately identify or acquire any new business or the Company will have adequate financial resources with which to consummate potential transactions that may become available to the Company. In addition, the report of the Company's independent auditors on the consolidated financial statements of the Company for the year ended December 31, 1997, in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, contains an explanatory paragraph that there are certain conditions that raise substantial doubt about the ability to continue as a going concern.

OTHER RISKS

        Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island

        In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of September 30, 1998, was approximately $92,000). All of the SBLFC loans, including those which are subject to the patent security interest, are further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bear interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In March 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $1,000 per month. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral.

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

        (b)     Reports on Form 8-K

                During the quarter ended September 30, 1998, there were no reports filed on Form 8-K by the Registrant:

Date of the Report           Item Reported                       Description of Item
------------------           -------------                       -------------------
                Subsequent to the quarter ended September 30, 1998, the
following reports on Form 8-K were filed by the Registrant:

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

                                            UNITED DIAGNOSTIC, INC.

Dated:         November 4, 1999             by: /s/ J. Marvin Feigenbaum
                                               ---------------------------------
                                            J. Marvin Feigenbaum
                                            President, Chief Executive
                                            and Chief Financial Officer