Form 10KSB
period 1998-12-31
UNITED DIAGNOSTIC INC
filed 2000-01-13
CIK 716778

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


          /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                       OR

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

             Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. / /

             Transitional Small Business Disclosure Format (check one):
Yes / /    No /X/

             On January 13, 2000, the aggregate market value of the voting stock of United Diagnostic, Inc. held by nonaffiliates of the registrant was approximately $241,238 based on the average of the high bid and low asked prices of such stock as reported by the "pink sheets" maintained by the National Quotation Bureau, Inc. on December 22, 1998, the last date on which an actual transaction was reported.

             The registrant had 682,622 shares of common stock, $.01 par value per share, outstanding at January 13, 2000.

                   Documents Incorporated by Reference: None.

                             UNITED DIAGNOSTIC, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                                                              PAGE
PART I.............................................................................................................1
              ITEM 1.      DESCRIPTION OF BUSINESS.................................................................1
              ITEM 2.      DESCRIPTION OF PROPERTIES..............................................................17
              ITEM 3.      LEGAL PROCEEDINGS......................................................................17
              ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................19
PART II...........................................................................................................19
              ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON STOCK
                           AND RELATED STOCKHOLDER MATTERS........................................................19
              ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                           CONDITION AND RESULTS OF OPERATIONS....................................................21
              ITEM 7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................................30
              ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...30
PART III..........................................................................................................31
              ITEM 9.      DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT.......................................31
              ITEM 10.     EXECUTIVE COMPENSATION.................................................................34
              ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                           OWNERS AND MANAGEMENT..................................................................39
              ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........................................40
              ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                           ON FORM 8-K............................................................................41
SIGNATURES........................................................................................................42
EXHIBIT INDEX.....................................................................................................45

                                     PART I


SPECIAL NOTE REGARDING LATE FILING OF ANNUAL AND QUARTERLY REPORTS

         Due to the Registrant's delay in retaining new independent auditors, compounded by the Registrant's acquisition of a majority interest in a significant subsidiary in October 1997 which required audited financial statements of such acquired subsidiary, the Registrant was unable to complete certain financial and textual information required to be included in its annual report on Form 10-KSB for the years ended December 31, 1997 and December 31, 1998, or its quarterly reports on Form 10-QSB for the periods ended March 31, 1998, June 30, 1998, September 30, 1998, March 31, 1999, June 30, 1999, and
September 30, 1999, within the time which such reports were otherwise required to be filed. The Company's annual report on Form 10-KSB for the year ended December 31, 1997 was filed on September 3, 1999, its quarterly report on Form 10-QSB for the three months ended March 31, 1998, was filed on October 15, 1999, its quarterly report on Form 10-QSB for the six months ended June 30, 1998, was filed on October 29, 1998, and its quarterly report on Form 10-QSB for the nine months ended September 30, 1998, was filed on November 4, 1999. This annual report on Form 10-KSB for the year ended December 31, 1998 is being filed late. The Company has determined that the inclusion of certain events and transactions subsequent to December 31, 1998 is necessary to make a fair presentation of the business of the Company and to enable the reader to have a fair understanding of the events and transactions that have transpired. Unless otherwise indicated, as used herein, all references to shares of the Company's Common Stock and to prices with respect to shares of the Company's Common Stock give effect to a 1 for 70 reverse stock split effective December 23, 1998.


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

         The principal business of PCL was to provide clinical laboratory services in the State of California. PCL was a "hybrid" among clinical laboratory companies in that it served both as a traditional reference laboratory for office-based physicians/clients and as an independent clinical laboratory to acute hospital customers. PCL operated throughout the State of California and its executive offices were located in Sacramento, California. For its fiscal year ended February 28, 1997, PCL reported revenues of $90,392,000 and incurred a net loss of $73,184,000. For the seven month fiscal period ended September 30, 1997, PCL reported revenues of $40,322,835 and incurred a loss before extraordinary gain of $17,925,180 (unaudited).

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

THE STOCKHOLDERS AGREEMENT

         J. Marvin Feigenbaum, the Company and Oaktree Capital Management, LLC, as agent on behalf of certain funds and accounts ("Oaktree") (collectively, the "Stockholders"), and PCL entered into the Stockholders Agreement as of September 30, 1997. Following the completion of the reorganization of PCL under Chapter 11, the Company owned approximately 52.6% of the issued and outstanding capital stock of PCL. In June 1998, PCL's business required $4 million for working capital purposes. The Company, however, did not have sufficient monies available to independently lend or participate in new lending to PCL. Oaktree, the holder of approximately 44% of the issued and outstanding capital stock of PCL and approximately 96% of the outstanding principal amount of PCL's Senior Secured Notes due 2004, agreed to loan PCL additional working capital. As consideration for such loan, Oaktree required and received certain promissory notes from PCL, the right to purchase 67,500 shares of common stock of PCL from the Company (representing 2.7% of PCL's issued and outstanding shares of common stock), and the right to elect a majority of the Board of Directors of PCL. On June 16, 1998, the Company sold the 67,500 shares of the common stock of PCL to Oaktree, acting as agent on behalf of certain funds and accounts, for the aggregate purchase price of $750,000. The proceeds from the sale of the shares were used by the Company for working capital. As a result of the sale of the 67,500 shares, the ownership of the outstanding and issued common stock of PCL by the Company and Oaktree was 49.9% and 46.8%, respectively. On June 16, 1998, the Stockholders Agreement was amended and restated in connection with the sale by the Company of the 67,500 shares of PCL Common Stock to Oaktree and the issuance by PCL of certain secured promissory notes in the aggregate principal amount of $4 million. On October 29, 1998, the Stockholders Agreement was further amended and restated in connection with additional borrowings of PCL from Oaktree, and PCL issued an additional secured promissory note in the aggregate principal amount of $2 million. See "Business - Description of the Secured Loan and Related Documents." Following is a brief description of the substantive provisions of the Stockholders Agreement as amended and restated:

         (1) TRANSFER RESTRICTIONS. None of the shares of PCL Common Stock or any securities exercisable for or convertible into the PCL Common Stock (the "Securities") held by the Stockholders may be transferred unless (A) the transferee shall deliver to PCL a written acknowledgment that the Securities are subject to the Stockholders Agreement; (B) such transfer shall be made pursuant to a public offering registered under the Securities Act and in accordance with applicable state law; (C) such transfer is made to an affiliate of the transferring Stockholder; (D) such transfer is made by the Company in a pro rata distribution of Securities to its stockholders; or (E) such transfer is made by Oaktree in a distribution to its partners. In addition, the Stockholders agreed that they would not, without the prior written consent of PCL, transfer any shares of PCL Common Stock to Cerberus Partners, L.P. or any entity which owned, directly or indirectly, 5% or more of the issued and outstanding equity securities of any entity that conducts clinical or specialized laboratory services as its principal business.

         (2) STOCKHOLDER SHARE PURCHASE RIGHTS. If PCL desires in good faith to issue or transfer the securities, PCL shall deliver a written notice of the proposed transfer to each Stockholder (the "Transfer Notice"), which notice shall contain a description of the proposed transaction and the terms thereof, and shall be accompanied by a copy of the bona fide third party written offer. If PCL receives authority from its Board of Directors, it may issue the Securities on the terms set forth in the Transfer Notice; subsequently (except in certain circumstances set forth in the Stockholders Agreement), the Company shall make the offer to sell to each Stockholder a pro rata portion of the Securities based upon such Stockholder's holdings of PCL Common Stock. Any Stockholder may, by written notice, accept such offer, in whole or in part, within thirty (30) days after receipt of the offer.

         (3) COMPOSITION OF BOARD OF DIRECTORS. On May 10, 1999, the date of the sale of substantially all of the assets of PCL to Unilab Corporation, the Board of Directors of PCL was comprised of Dr. Nathan Rubin, Mr. J. Marvin Feigenbaum, Mr. Matthew S. Barrett, Mr. David Sterling and Mr. Kenneth Liang. On May 12, 1999, Dr. Rubin and Messrs. Feigenbaum and Sterling resigned from the Board of Directors of PCL. See "Business -- Sale by PCL of Substantially All of its Assets to Unilab".

         (4) VOTING AGREEMENT. The Company and Oaktree are to designate two and three members, respectively, out of the five members of the Board of Directors to be designated by the Stockholders at the next annual or special meeting called for the purpose of electing directors, pursuant to the June 16, 1998 amendment to the Stockholders Agreement arising out of the sale by the Company to Oaktree of the 67,500 shares of PCL Common Stock in connection with the loan by Oaktree to PCL in the aggregate principal amount of $4 million. Prior to the June 16, 1998 amendment, the Company and Oaktree were to designate three and two members of the Board of directors, respectively. If a director designated by Oaktree or the Company vacated such position for any reason prior to the expiration of his or her term, then Oaktree or the Company would have the right to nominate a replacement so long as it continued to beneficially own the percentage of outstanding Securities specified in the Stockholders Agreement.

         (5) CORPORATE GOVERNANCE. During such time as the Company had the right to designate Directors under the Stockholders Agreement, an affirmative vote of at least one Director who was appointed by the Company was required to: (A) authorize or propose to authorize any agreement of PCL other than issuances of securities pursuant to warrants, employee benefit plans, management incentive plans or employment agreements with officers of PCL; (B) issue, or propose to issue any capital stock; (C) modify or propose to modify the Certificate of Incorporation or Bylaws of PCL; (D) directly or indirectly acquire or propose to acquire any of its capital stock, or any security exercisable or exchangeable for or convertible into any of its capital stock; (E) incur, or cause any subsidiary of PCL to incur any indebtedness or other payment obligation out of the ordinary course of business (other than amounts borrowed pursuant to the Loan and Security Agreement), that exceeded $1 million when aggregated with all other outstanding indebtedness of PCL and its subsidiary; (F) make any capital expenditure that exceeded $1 million when aggregated with all other capital expenditures in the immediately preceding twelve month period; or (G) modify the employment agreement or otherwise approve any compensation arrangement or other transaction for the benefit of Mr. Feigenbaum other than as provided in the employment agreement.

         (6) OPTION. Pursuant to terms of the Stockholders Agreement, the Company granted to Oaktree an exclusive option (the "Option") to purchase all of the shares of PCL Common Stock or any securities exercisable for or convertible into the common stock of PCL (the "Securities") held by the Company at the time of exercise of such Option (the "Option Shares") for aggregate consideration of $10 million (the "Option Price"). The Option was exercisable by Oaktree on or prior to the earlier of (x) December 31, 2000 or (y) in the event that shareholder approval of the Option was required by the stockholders of the Company and such approval was not obtained prior to December 31, 1998 (the "Stockholder Termination Date"), then December 31, 1998. The Option was exercisable for a period of ninety (90) days following each date on which (i) one or more directors nominated by the Company failed to affirmatively vote for any action described in section (v) above that would require the approval of a director nominated by the Company and (ii) such action was approved by a majority of the members of the Board of Directors (each such date, a "Triggering Event").

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

         (7) BUY-SELL AGREEMENT. Either Oaktree or the Company (the "Initiating Stockholder") could have provided written notice (the "Buy/Sell Offering Notice") to the other party (the "Responding Stockholder") of the Initiating Stockholder's intent to purchase all (but not less than all) of the Securities that the Responding Stockholder owned, subject to receipt of United Stockholder Approval, if necessary, from and after December 31, 2000 until the date five years following the date that United Stockholder Approval was obtained.

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

         Upon receipt of the Buy/Sell Offering Notice, the Responding Stockholder was obligated either:

         (1) To sell to the Initiating Stockholder for cash all of its Securities on the date, at the price per share and on the terms set forth in the Buy/Sell Offering Notice; or

         (2) To purchase all of the Securities owned by the Initiating Stockholder for cash on the date, at the price per share and on the terms set forth in the Buy/Sell Offering Notice. If the Responding Stockholder elected to purchase the shares of the Initiating Stockholder, the offer of the Initiating Stockholder to purchase the Responding Stockholder's shares would be deemed to be null and void and the Initiating Stockholder would be deemed to have accepted an offer by the Responding Stockholder to purchase the Initiating Stockholder's shares at the per share purchase price proposed by the Initiating Stockholder.

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

PCL'S FAILURE TO OBSERVE CERTAIN COVENANTS MADE IN CONNECTION WITH THE DAIWA FACILITY

         Both the Receivables Agreement and the Loan Agreement contained representations and warranties, affirmative and negative covenants (including financial covenants), events of default and events of termination that are typical in transactions of this nature. PCL and the Funding Corp. were not in compliance with certain covenants under the Receivables Agreement and the Loan Agreement, respectively, which constituted an event of default. In addition, the Funding Corp.'s default under the Loan Agreement and PCL's defaults under the Receivables Agreement constituted events of default under other agreements to which PCL was a party including the Indenture (as defined below) relating to the issuance of PCL's Senior Secured Notes due 2004 in the aggregate principal amount of $55 million and the Note Purchase Agreement relating to the issuance of PCL's Senior Secured Notes due 2001 in the aggregate principal amount of $6 million. See "Business -- Effectiveness of Chapter 11 Reorganization" and "Business -- Description of the Secured Loan and Related Documents." As a result of the Funding Corp.'s default under the Loan Agreement, Daiwa was charging the Default Rate with respect to the outstanding balance under the Credit Facility. Under the Loan Agreement, Daiwa was also permitted to accelerate the payment of debt as a result of the failure to observe certain covenants under the Loan Agreement and the Receivables Agreement; however, Daiwa did not pursue this remedy. Oaktree, the holder of the Senior Secured Notes due 2004 and the Senior Secured Notes due 2001, was also permitted to accelerate the repayment of such notes; however, Oaktree did not pursue this remedy. Upon the sale by PCL of its business and assets on May 10, 1999, all amounts due under the Daiwa credit facility were paid in full.

FINANCING OF PURCHASE OF INTEREST IN PCL - PRIVATE PLACEMENT OF SERIES A CONVERTIBLE PREFERRED STOCK

         In order for the Company to acquire the PCL Senior Debt which was converted into 52.6% of the common stock of PCL as part of the Plan, in October 1996, the Company commenced a private placement of 14,000 shares of its Series A Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share, from which it realized aggregate gross proceeds of $14 million. On November 5, 1996, the Company completed the first closing of the offering, from which the Company realized gross proceeds of $10 million from the sale of 10,000 shares of Series A Preferred Stock. On December 2, 1996, the Company completed the offering and received additional gross proceeds of $4 million. The Company received net proceeds of $12,849,000 in connection with the offering. Each share of Preferred Stock, by its terms, is convertible into such number of shares of Common Stock as shall equal $1,000 divided by a conversion rate equal to the lesser of (i) 75% of the average closing price of a share of Common Stock reported by the Nasdaq SmallCap Stock Market for the five trading days prior to the date of the holder's notice of conversion or (ii) $1,225, subject to adjustment. Through January 13, 2000, an aggregate of 644,276 shares of Common Stock were issued upon conversion of 11,174 shares of Preferred Stock. All of the shares were converted based on the "floating" Conversion Rate referenced in
(i) above.

         The Company filed a registration statement relating to the shares of Common Stock issuable upon conversion of the Preferred Stock (the "Conversion Shares") in December 1996, but withdrew the registration statement in February 1997. The Company subsequently filed a new registration statement in April 1997 relating to the Conversion Shares, which was declared effective by the Commission on July 23, 1997. The selling stockholders under such registration statement each represented to the Company that they were not part of any "group" as defined in Rule 13d-5 under the General Rules and Regulations under the Securities Exchange Act of 1934, as amended, and each represented that he or it was the sole beneficial owner of Common Stock of the Company registered in his or its name or issuable upon conversion of additional shares of Preferred Stock. As a result of the Company's acquisition of a 52.6% interest in PCL, in October 1997, the Company suspended further sales of Conversion Shares pursuant to the registration statement pending stockholder authorization of additional shares of Common Stock to be issued upon conversion of the Preferred Stock, the preparation and filing by the Company of additional reports with the Commission relating to the completion of the acquisition of its majority interest in PCL, and the Company amending its registration statement to reflect the completion of the PCL transaction. On October 20, 1997, the Company filed an initial Current Report on Form 8-K relating to its acquisition of such majority interest in PCL and, under the applicable rules for such form, had 60 days therefrom to file the requisite financial statements of PCL. Sales under the registration statement remained suspended pending the preparation and filing of such additional reports, principally relating to the requisite PCL financial statements, which additional reports have not been completed to date. As of the date hereof, no post-effective amendment to the registration statement has been filed and sales under that registration statement remain suspended.

         For information regarding certain litigation concerning conversion of the Preferred Stock into Common Stock and ability to sell under the Selling Shareholder Registration Statements, see "Legal Proceedings".

DESCRIPTION OF THE SALE OF THE SHARES OF THE COMMON STOCK OF PCL BY THE COMPANY TO OAKTREE

         On June 16, 1998, the Company sold 67,500 shares of common stock of PCL to Oaktree. Following the reorganization of PCL under Chapter 11, the Company owned approximately 52.6% of the issued and outstanding capital stock of PCL. In June 1998, PCL's business required $4 million for working capital purposes. The Company, however, did not have sufficient monies available to independently lend or participate in a new lending to PCL. Oaktree, the holder of approximately 44% of the issued and outstanding capital stock of PCL and approximately 96% of the outstanding principal amount of the Senior Notes, agreed to loan PCL the additional working capital. As consideration for the loan, Oaktree required and received certain promissory notes from PCL in the aggregate principal amount of $4 million, the right to purchase the 67,500 shares of PCL Common Stock from the Company (representing approximately 2.7% of the issued and outstanding capital stock of PCL), and the right to elect a majority of PCL's Board of Directors. As a result of this sale Oaktree and the Company now own approximately 46.8% and 49.9%, respectively, of the issued and outstanding capital stock of PCL. In connection with the sale of the 67,500 shares of PCL Common Stock, the Company and Oaktree entered into the Stock Purchase Agreement, dated as of June 12, 1998, and the Company, PCL, Oaktree and J. Marvin Feigenbaum (the "Stockholders") entered into an Amended and Restated Stockholders Agreement which amended and restated an Initial Stockholders Agreement by and among the Stockholders dated September 30, 1997. The Amended and Restated Stockholders Agreement was further amended on October 29, 1998 in connection with the issuance by PCL of an additional promissory note to Oaktree in the principal amount of $2 million, upon the same terms and conditions as those notes issued by PCL in June, 1998. For a description of such Stockholders Agreement, see "Business -- The Stockholders Agreement."

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

         The Company's Series A Convertible Preferred Stock is convertible into such number of shares of Common Stock as shall equal $1,000 divided by a conversion rate equal to the lesser of (i) 75% of the average closing price of the Common Stock for the 5 days immediately preceding the date of the holder's notice of conversion or (ii) $1,225.00, subject to certain adjustments. Since the conversion price of the Preferred Stock is related to The Nasdaq Stock Market bid price for the Common Stock, a conversion price is presently indeterminable; consequently, the Company has suspended the acceptance of future conversions.

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

EMPLOYEES

         As of January 13, 2000, the Company had two employees, including its one executive officer. None of the Company's employees are represented by a labor union, and the Company considers its relationship with its employees to be good.


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


ITEM 3.  LEGAL PROCEEDINGS

         On December 28, 1999, a motion was filed against the Company by Fausto Mendez, Jr. ("Mendez") in the United States Bankruptcy Court for the Central District of California to reopen the Chapter 11 Case of Medical Science Institute, d/b/a MSI Laboratories ("MSI"), captioned IN RE MEDICAL SCIENCE INSTITUTE, DBA MSI LABORATORIES (Docket No. 95-37790 TD). As part of MSI's Chapter 11 case, the Company purchased the assets of MSI and entered into an Employment Agreement with Mendez, MSI's President. By the Employment Agreement, Mendez was employed by MSI for a period of two years from the Effective Date of MSI's First Amended Plan of Reorganization (the "Plan"). Subsequent to the purchase of MSI, the Company sold MSI to Physicians' Clinical Laboratories ("PCL"). The motion alleges that under the Plan and the Employment Agreement, the Company was obligated (1) to issue $2 million in restricted shares of the Company's common stock to Mendez valued using the average market price per share for the fifteen days preceding November 23, 1996, (2) to pay $271,561.42 of MSI's pre-petition payroll taxes, (3) to provide Mendez term life insurance benefits for the two years of his employment by MSI, (4) to appoint Mendez to a seat on MSI's Board of Directors, and (5) to assume the cost of a computer system known as the Atrium Computer System. The motion further alleges that the Company, and PCL as successor to the Company in MSI, failed to comply with their obligations under the Plan and the Employment Agreement. The motion seeks an order reopening MSI's chapter 11 case in order to construe the terms of the Plan and enforce its terms. The Company intends to submit a response and vigorously contest the material allegations of the motion. It is currently not possible to predict the outcome of this motion.

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

         On July 6, 1999, an action was commenced in the Superior Court of the State of Delaware in and for New Castle County entitled J & B ASSOCIATES PROFIT SHARING PLAN & TRUST V. UNITED DIAGNOSTIC, INC., although it was not served upon the defendant until July 20, 1999. The plaintiff, which purports to be an Illinois corporation, alleged that it purchased 300 shares of Series A Convertible Preferred Stock from the Company for $300,000 pursuant to a Preferred Stock Securities Purchase Agreement dated November 19, 1996 (the "Agreement"). While the plaintiff converted a portion of the Preferred Stock it held into Common Stock, it alleges that it was unable to convert additional shares of Preferred Stock because the Company's Common Stock was delisted from the Nasdaq SmallCap Market ("NSCM"). The complaint alleges that in the Agreement, the Company warranted that the Common Stock would remain listed on the NSCM and, therefore, that it breached the terms of the Agreement. The complaint alleges claims for breach of contract and unjust enrichment against the Company, and seeks $200,000 in compensatory damages plus attorneys' fees and costs. On the Company's motion, the complaint was dismissed, and the time to appeal from the dismissal order has expired.

         On July 8, 1998 an arbitration was commenced before the AAA in Miami, Florida entitled JUDITH PRUSSIN AND HEALTH SYSTEMS DEVELOPMENT CORPORATION AGAINST NTBM BILLING SERVICES, INC AND NU-TECH BIO MED, INC. (Case No. 32 160 00219 98). The case concerned employment and consulting agreements between the Company and claimants, which agreements were executed in conjunction with the purchase by the Company of the claimants' business, Prompt Medical Billing, Inc. ("PMBI"), in October of 1996. Specifically in dispute were the amounts owed to claimants in light of the cessation of PMBI's business operations. Claimants sought damages in the amount of $44,187.28 along with interest, costs and attorneys fees associated with the arbitration. The matter was settled by confidential agreement of the parties, dated on or about May 28, 1999 and formally dismissed on June 17, 1999. The settlement provided, among other items, that the Company pay $35,000 to claimants and the claimants assign the right to collect an outstanding account payable to PMBI in the amount of $70,000. The first $10,000 collected from the outstanding account is to be paid to the Company, with any additional amounts collected to be split 50/50 amongst claimants and the Company. The right to collect the $70,000 reverts to the Company if at least $10,000 has not been collected by November 1, 1999 and a payment plan for the remainder is not in place. At November 1, 1999, no payments had been collected against the outstanding $70,000 and the right to collect has reverted to the Company.

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

         The inability of the Company to file the 1997 Form 10-KSB had been caused by a combination of the delay in the Company engaging new independent accountants to audit the Company's financial statements for the year ended December 31, 1997, arising out of the Company's limited financial resources, and the necessity to include audited consolidated financial information for PCL in the Company's financial statements. The Company filed the 1997 Form 10-KSB on September 3, 1999, and its Quarterly Report on Form 10-QSB for the quarters ended March 31, 1998, June 30, 1998, and September 30, 1998, on October 15, 1999, October 29, 1999 and November 4, 1999, respectively. The Company is filing herewith its Annual Report on Form 10-KSB for the year ended December 31, 1998; however, the Company has yet to file its Quarterly Report on Form 10-QSB for the quarters ended March 31, 1999, June 30, 1999 and September 30, 1999.

         The following table sets forth the range of high and low reported bid prices for the years ended December 31, 1998 and 1997. In order to fairly present the price of the Common Stock, the information has not been adjusted to give effect to the 1 for 70 reverse stock split effective December 23, 1998. Quotations represent prices between dealers and do not reflect retail markups, mark-downs or commissions and may not necessarily represent actual transactions.



                                                                          Bid Prices of Common Stock
                                                                    -------------------------------------

                                                                            Low                High
                                                                    ------------------  -----------------

Year Ended December 31, 1998:
    First Quarter(1)............................................             1/16              1/8
    Second Quarter(2)...........................................            1/100              1/8
    Third Quarter(3)............................................           1/1000             1/10
    Fourth Quarter(3)...........................................          1/10000             1/16
Year Ended December 31, 1997(4):
    First Quarter...............................................          2 11/16           13 1/4
    Second Quarter..............................................              1 2            4 1/4
    Third Quarter...............................................             5/32          1 15/16
    Fourth Quarter..............................................             1/16            11/16

    ---------------------

    (1)  As reported by the Nasdaq SmallCap Market ("NSCM").
    (2) As reported by NSCM from April 1, 1998 through May 15, 1998 and as quoted on the "pink sheets" maintained by the National Quotation Bureau, Inc. from May 16, 1998 through June 30, 1998.
    (3)  As quoted on the pink sheets.
    (4)  As reported by NSCM for all quarterly periods.

                                     HOLDERS

         The number of holders of record of the Company's Common Stock as of December 28, 1999 was approximately 1080.

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

         On February 26, 1997, the Company completed the sale of its ownership interest in MSI to Physicians Clinical Laboratory, Inc. ("PCL") (Note 3a). The Company sold its interests in MSI to PCL for its original costs aggregating approximately $7.6 million.

         As a result of the above transactions, during the first quarter of 1997, the Company owned MSI for the 57 day period beginning January 1, 1997 and ending February 26, 1997. Therefore, Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the twelve months ended December 31, 1997, is presented on the basis of the Company's temporary ownership of MSI.

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

         On April 5, 1999, PCL entered into an Asset Purchase Agreement for the sale of the business and substantially all assets to Unilab Corp for a total purchase price of approximately $40 million. The sale closed on May 10, 1999, (Note 16). Concurrent with the sale, the Stockholder Agreement was amended to provide payment to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999.

         As a result of the agreement, the Company reevaluated the recoverability of PCL's excess reorganization value based upon an estimated loss on the sale, including costs of disposal. PCL recorded a total write-down of excess reorganization value of approximately $45.3 million, as of December 31, 1997.

         As a result of the above transactions, the Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the twelve months ended December 31, 1997, do include the Company's 52.6% majority ownership of PCL under the consolidated method of accounting as described in
Note 2 below; however, the twelve months ended December 31, 1998, is presented on the basis of the Company's 49.9% minority ownership of PCL under the equity method of accounting as described in Note 2 below.

         c.  ANALYTICAL BIOSYSTEMS CORPORATION

         ABC has ceased processing specimens for the assay and suspended its laboratory operations in Rhode Island in November, 1997 (Note 3c).

         As a result, Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the twelve months ended December 31, 1997, do include the operations of ABC; however, the twelve months ended December 31, 1998, do not include the operations of ABC.

         d. NTBM BILLING SERVICES, INC. (D/B/A PROMPT MEDICAL BILLING)

         On October 21, 1996, the Company, through a newly formed wholly-owned subsidiary, NTBM Billing Services, Inc. ("NTBM"), acquired all of the medical billing service assets of Prompt Medical Billing

Services, Inc., a privately owned Florida corporation engaged in the medical billing service business (Note 3b). The acquisition was in the form of a purchase. The Company acquired the assets for a total consideration of $675,000 consisting of $100,000 in cash and 525 shares of restricted common stock of the Company. The number of shares were subject to increase in the event the fair market value of the shares at the termination of the two year period was less than $500,000 or in the event the holders were unable to sell the shares. All consideration paid by the Company was placed into escrow for a period of up to two years, to be released upon the attainment of certain performance levels. In 1998, the cash consideration was released from escrow.

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

         Therefore, Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the twelve months ended December 31, 1998 and 1997, do include the operations of NTBM.

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

         Under the equity method, any positive net investment is presented in the balance sheet, and the share of losses is presented as one amount in the statements of operations. For the year end December 31, 1998, the Company's proportionate share of PCL losses for the twelve months ended December 31, 1998, are presented on the statement of operations as equity loss in subsidiary. The period through June 10, 1998, has been restated to reflect the deconsolidation and the twelve months ended December 31, 1998, present the Company's share of PCL losses for the twelve months on the equity method.

TWELVE MONTHS ENDED DECEMBER 31, 1998, COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 1997

         Results of Operations

         Total revenues for the twelve months ended December 31, 1998, were $113,179 compared to $18,457,540 for the twelve months ended December 31, 1997, which includes Physicians Clinical Laboratory, Inc.'s ("PCL") total revenues for the 90 day period beginning October 3, 1997, and ending December 31, 1997, of $16,039,517 as well as Medical Science Institute's ("MSI") total revenues for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $1,798,361. Without the inclusion of PCL and MSI's total revenues, total revenues for the twelve months ended December 31, 1998, would have been $113,179 as compared to $619,662 for the twelve months ended December 31, 1997. The decrease of $506,483 is primarily due to a decrease in medical billing services revenue of approximately $428,958 resulting from the closure of NTBM in April 1998, as well as a decrease in net assay sales and contract revenue of approximately $77,525 resulting from the closure of ABC in November 1997.

         Assay sales, net of billing adjustments, from the processing of ABC's assay, the Fluorescent Cytoprint Assay, were $71,985 for the twelve months ended December 31, 1997. Due to the closure of ABC's laboratory operations in November 1997, there were no assay sales for the twelve months ended December 31, 1998.

         Contract revenue was $5,540 for the twelve months ended December 31, 1997. Due to the closure of ABC's laboratory operations in November 1997, there was no contract revenue for the twelve months ended December 31, 1998.

         Laboratory revenues, net of billing adjustments, were $17,837,878 for the twelve months ended December 31, 1997, resulting from the inclusion of PCL's total revenues for the 90 day period beginning October 3, 1997, and ending December 31, 1997, of $16,039,517 as well as MSI's total revenues for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $1,798,361.

         Medical billing services revenues were $113,179 for the twelve months ended December 31, 1998, as compared to $542,137 for the twelve months ended December 31, 1997. The decrease of $428,958 is primarily due to the closure of NTBM in April 1998.

         Total operating costs for the twelve months ended December 31, 1998, were $1,893,917 compared to $70,628,998 for the twelve months ended December 31, 1997, which includes PCL's total operating costs for the 90 day period beginning October 3, 1997, and ending December 31, 1997, of $63,383,784 as well as MSI's total operating costs for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $2,092,447. Without the inclusion of PCL and MSI's total operating costs, total operating costs for the twelve months ended December 31, 1998, would have been $1,893,917 as compared to $5,152,767 for the twelve months ended December 31, 1997. The decrease in total operating costs of $3,258,850 is primarily due to decreases in selling, general and administrative expenses of approximately $522,105, laboratory and research and development expenses of approximately $217,181, medical billing services expenses of approximately $341,051, depreciation and amortization expense of approximately $345,085 and write down of intangibles of approximately $1,833,428.

         The Company recorded no laboratory expenses for the twelve months ended December 31, 1998, a result of the closure of ABC's laboratory operations in November 1997 and the deconsolidation of PCL.

Laboratory expenses for the twelve months ended December 31, 1997, were $11,969,893 resulting from the inclusion of PCL's laboratory expenses for the 90 day period beginning October 3, 1997, and ending December 31, 1997, of $10,440,752 as well as MSI's laboratory expenses for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $1,374,422. Without the inclusion of PCL and MSI's laboratory expenses, laboratory expenses for the twelve months ended December 31, 1997, would have been $154,719.

         Medical billing services expenses were $167,020 for the twelve months ended December 31, 1998, as compared to $508,071 for the twelve months ended December 31, 1997. The decrease of $341,051 is primarily due to the closure of NTBM in April 1998.

         Selling, general and administrative expenses for the twelve months ended December 31, 1998, were $1,058,599 compared to $6,786,675 for the twelve months ended December 31, 1997, which includes PCL's selling, general and administrative expenses for the 90 day period beginning October 3, 1997, and ending December 31, 1997, of $4,632,946 as well as MSI's selling, general and administrative expenses for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $573,025. Without the inclusion of PCL and MSI's selling, general and administrative expenses, selling, general and administrative expenses for the twelve months ended December 31, 1998, would have been $1,058,599 as compared to $1,580,704 for the twelve months ended December 31, 1997. The decrease of $522,105 is primarily due to decreases in accounting, legal and financial printing expenses, rent and office-related expenses due to the closure of the Company's New York offices, SEC filing, NASDAQ listing and franchise tax expenses, as well as decreases resulting from the closure of ABC's operations in November 1997.

         The Company reported no research and development expenses for the twelve months ended December 31, 1998, as compared to $62,462 for the twelve months ended December 31, 1997. The decrease is primarily due to the closure of ABC's laboratory operations in November 1997.

         Provision for bad debts, was $1,526,007 for the twelve months ended December 31, 1997, resulting from the inclusion of PCL's provision for bad debts for the 90 day period beginning October 3, 1997, and ending December 31, 1997, of $1,434,364 as well as MSI's provision for bad debts for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $91,643.

         Depreciation and amortization for the twelve months ended December 31, 1998, was $22,726 compared to $1,969,890 for the twelve months ended December 31, 1997, which includes PCL's depreciation and amortization for the 90 day period beginning October 3, 1997, and ending December 31, 1997, of $1,548,722 as well as MSI's depreciation and amortization for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $53,357. Without the inclusion of PCL and MSI's depreciation and amortization, depreciation and amortization for the twelve months ended December 31, 1998, would have been $22,726 as compared to $367,811 for the twelve months ended December 31, 1997. The decrease of $345,085 is primarily due to the write down of assets in conjunction with the closures of ABC and NTBM.

         Write down of intangibles for the twelve months ended December 31, 1998, was $645,572 compared to $47,806,000 for the twelve months ended December 31, 1997, which includes PCL's write down of intangibles for the 90 day period beginning October 3, 1997, and ending December 31, 1997, of $45,327,000. Without the inclusion of PCL's write down of intangibles, write down of intangibles for the twelve months ended December 31, 1998, would have been $645,572 as compared to $2,479,000. During 1998, the Company charged off the balance of the remaining goodwill relating to NTBM Billing Services, Inc. During 1997, the Company charged off the balance of the remaining goodwill relating to PCL.

         Operating loss for the twelve months ended December 31, 1998, was $1,780,738 compared to $52,171,458 for the twelve months ended December 31, 1997, which includes PCL's operating loss for the 90 day period beginning October 3, 1997, and ending December 31, 1997, of $47,344,267 as well as MSI's operating loss for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $294,086. Without the inclusion of PCL and MSI's operating losses, operating loss for the twelve months ended December 31, 1998, would have been $1,780,738 as compared to $4,533,105 for the twelve months ended December 31, 1997. The decrease of $2,752,367 is due to a decrease in total operating costs of $3,258,850, offset by a decrease in total revenues of $506,483.

         Investment and interest income for the twelve months ended December 31, 1998, was $750,000 compared to $27,340 for the twelve months ended December 31, 1997. In June 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL.

         Impairment and loss on equipment for the twelve months ended December 31, 1997, was $251,676. This charge was primarily a result of the closing of ABC's laboratory operations in November 1997. For the twelve months ended December 31, 1998, the Company reported a small gain on the sale of an asset of approximately $1,500.

         Equity loss in subsidiary for the twelve months ended December 31, 1998, was $2,974,658. On June 10, 1998, the Company sold a portion of its share ownership in PCL, and the Company's ownership percentage in PCL was reduced from 52.6% to 49.9%. As such, subsequent to June 10, 1998, the Company commenced to account for its remaining investment in PCL under the equity method of accounting, rather than the consolidation method. For the twelve months ended December 31, 1998, the Company's proportionate share of PCL losses are presented on the statement of operations as equity loss in subsidiary. The period through June 10, 1998, has been restated to reflect the deconsolidation and the twelve months ended December 31, 1998, present the Company's share of PCL losses for the twelve months on the equity method. The operations of PCL are presented as consolidated in the twelve months ended December 31, 1997.

         Provision for bad debt of note receivable for the twelve months ended December 31, 1998, was $100,000. On February 10, 1997, a $100,000 loan was issued to the former sole stockholder and president of MSI, as part of the employment agreement between the Company and the stockholder. The loan is secured by the shares of Common Stock issued to the stockholder under the MSI Plan. During 1998, the Company recorded an allowance against the receivable based upon an evaluation of collectibility and collateral.

         Interest expense for the twelve months ended December 31, 1998, was $113,036 compared to $2,691,805 for the twelve months ended December 31, 1997, which includes PCL's interest expense for the 90 day period beginning October 3, 1997, and ending December 31, 1997, of $2,149,694. Without the inclusion of PCL's interest expense, interest expense for the twelve months ended December 31, 1998 would have been $113,036 compared to $542,111 for the twelve months ended December 31, 1997. The decrease in interest expense of $429,075 is primarily due to the interest recorded for the fair value of warrants issued in connection with debt in 1997 and interest related to a loan in the principal amount of $2,000,000 obtained by the Company to repay the outstanding balance on a loan in the principal amount of $2,500,000. Additionally, the Company obtained a loan in March 1998 in the principal amount of $250,000. Principal and interest at 10% are due on the earlier of April 1999 or consummation of a private placement with defined proceeds.

         Net loss before minority interest for the twelve months ended December 31, 1998, was $4,216,932 compared to $55,087,599 for the twelve months ended December 31, 1997, which includes PCL's net loss before minority interest for the 90 day period beginning October 3, 1997, and ending December 31, 1997, of $49,492,788 as well as MSI's net loss before minority interest for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $290,824. Without the inclusion of PCL and MSI's net losses before minority interest, net loss before minority interest would have been $4,216,932 for the twelve months ended December 31, 1998, compared to $5,303,987 for the twelve months ended December 31, 1997.

         At December 31, 1997, a minority interest in PCL was recorded against net loss before minority interest of $23,461,513. The minority interest in losses of PCL has been recognized in excess of the minority interest in the equity capital of PCL since the minority stockholders have advances to PCL in the form of senior secured notes. In 1998, PCL has been deconsolidated and presented on the equity method.

         Net loss for the twelve months ended December 31, 1998, was $4,216,932 compared to $31,626,086 for the twelve months ended December 31, 1997, which includes PCL's net loss for the 90 day period beginning October 3, 1997, and ending December 31, 1997, of $49,492,788 less a minority interest of $23,461,513, as well as MSI's net loss for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $290,824. Without the inclusion of PCL and MSI's net losses, net loss would have been $4,216,932 for the twelve months ended December 31, 1998, compared to $5,303,987 for the twelve months ended December 31, 1997.

         Net loss per share of Common Stock for the twelve months ended December 31, 1998, was $6.18 compared to $210.72 for the twelve months ended December 31, 1997. This decrease is primarily due to an increase in weighted average common shares outstanding from conversion of Preferred Stock. Weighted average shares were 682,622 and 157,934 for the twelve months ended December 31, 1998, and 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had approximately $176,848 in cash and cash equivalents at December 31, 1998.

         Total current assets were $246,425 at December 31, 1998, as compared to $13,998,036 at December 31, 1997, which includes PCL's total current assets at December 31, 1997, of $13,848,942. Without the inclusion of PCL's total current assets, total current assets at December 31, 1998, would have been $246,425 as compared to $149,094 at December 31, 1997. The increase of $97,331 is primarily due to the sale of 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000 as well as a new loan the Company obtained in March 1998 in the principal amount of $250,000, offset by the use of these proceeds during the period to support operating activities and the payment and reduction of current liabilities.

         The Company did not have accounts receivable, net of allowances for doubtful accounts, at December 31, 1998. At December 31, 1997, accounts receivable, net of allowances for doubtful accounts were $11,000,608, which includes PCL's accounts receivable, net of allowances for doubtful accounts at December 31, 1997, of $10,948,508. Without the inclusion of PCL's net accounts receivable, net accounts receivable at December 31, 1997, would have been $52,100. The decrease is primarily due to a reduction in medical billing services net accounts receivable as well as the write down of the remaining net accounts receivable for ABC.

         The Company did not have inventory at December 31, 1998. At December 31, 1997, inventory was $1,139,232, which includes PCL's inventory at December 31, 1997, of $1,138,932. Without the inclusion of PCL's inventory, inventory at December 31, 1997, would have been $300.

         Prepaid expenses and other current assets were $69,577 at December 31, 1998, as compared to $333,254 at December 31, 1997, which includes PCL's prepaid expenses and other current assets at December 31, 1997, of $298,678. Without the inclusion of PCL's prepaid expenses and other current assets, prepaid expenses and other current assets at December 31, 1998, would have been $69,577 as compared to $34,576 at December 31, 1997.

         A note receivable of $100,000 was outstanding at December 31, 1998, and December 31, 1997. On February 10, 1997, a $100,000 loan was issued to the former sole stockholder and president of MSI, as part of the employment agreement between the Company and the stockholder. The loan is secured by the shares of Common Stock issued to the stockholder under the MSI Plan. During 1998, the Company recorded an allowance against the receivable based upon an evaluation of collectibility and collateral.

         Equipment and leasehold improvements, net of accumulated depreciation and amortization, was $4,631 at December 31, 1998, compared to $2,758,476 at December 31, 1997, which includes PCL's equipment and leasehold improvements, net of accumulated depreciation and amortization at December 31, 1997, of $2,739,484. Without the inclusion of PCL's net equipment and leasehold improvements, net equipment and leasehold improvements at December 31, 1998, would have been $4,631 and $18,992 at December 31, 1997. The decrease of $14,361 is primarily due to the closure of NTBM in April 1998.

         The Company did not report any goodwill, net of accumulated amortization, at December 31, 1998, as compared to $664,336 at December 31, 1997. This decrease is due to the write down of remaining goodwill from the purchase of NTBM Billing Services, Inc. of approximately $645,000.

         Deposits were $4,371 at December 31, 1998, as compared to $436,287, which includes PCL's deposits at December 31, 1997, of $417,132. Without the inclusion of deposits, deposits at December 31, 1998, would have been $4,371 as compared to $19,155 at December 31, 1997. The decrease of $14,784 is primarily due to the closure of the Company's New York offices.

         The Company did not report any reorganization value in excess of other identifiable net assets at December 31, 1998. At December 31, 1997, reorganization value in excess of other identifiable net assets was $24,401,605, due to the inclusion of PCL at December 31, 1997.

         Total assets at December 31, 1998, were $255,427 as compared to $42,358,740 at December 31, 1997, which includes PCL's total assets at December 31, 1997, of $41,407,163. Without the inclusion of PCL's total assets, total assets at December 31, 1998, would have been $255,427 as compared to $951,577 at December 31, 1997. The decrease of $696,150 is primarily due to the sale of 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, as well as a new loan the Company obtained in March 1998 in the principal amount of $250,000, offset by the write down of remaining goodwill from the purchase of NTBM Billing Services, Inc. of approximately $645,000 and the use of proceeds during the period to support operating activities and the payment and reduction of current liabilities.

         Current liabilities at December 31, 1998, were $1,288,898 as compared to $66,546,284 at December 31, 1997, which includes PCL's current liabilities at December 31, 1997, of $65,619,254. Without the inclusion of PCL's current liabilities, current liabilities at December 31, 1998, would have been $1,288,898 as compared to $927,030 at December 31, 1997. The increase of $361,868 is primarily due to a new loan obtained by the Company in March 1998 in the principal amount of $250,000, offset by a decrease in capitalized lease obligations as well as principal payments to SBLFC.

         Current portion of long-term debt at December 31, 1998, was $276,970 as compared to $48,251,081 at December 31, 1997, which includes PCL's current portion of long-term debt at December 31, 1997, of $48,104,250. Without the inclusion of PCL's current portion of long-term debt, current portion of long-term debt would have been $276,970 as compared to $146,831 at December 31, 1997. The increase of $130,139 is primarily due to a new loan obtained by the Company in March 1998 in the principal amount of $250,000, offset by a decrease in capitalized lease obligations as well as principal payments to SBLFC.

         Current portion of capitalized lease obligations at December 31, 1998, was $1,165 as compared to $520,055 at December 31, 1997, which includes PCL's current portion of capitalized lease obligations at December 31, 1997, of $501,851. Without the inclusion of PCL's current portion of capitalized lease obligations, current portion of capitalized lease obligations would have been $1,165 as compared to $18,204 at December 31, 1997.

         The Company did not report any line of credit at December 31, 1998, as compared to $4,835,959 at December 31, 1997. On September 30, 1997, PCL and its wholly-owned subsidiary, the Bio-Cypher Funding Corp., had entered into a credit facility with Daiwa Healthco-2 LLC.

         Accounts payable at December 31, 1998, was $479,735 as compared to $5,057,184 at December 31, 1997, which includes PCL's accounts payable at December 31, 1997, of $4,805,447. Without the inclusion of PCL's accounts payable, accounts payable would have been $479,735 as compared to $251,737 at December 31, 1997. This increase of $227,998 is primarily due to the Company's cash position at December 31, 1998.

         Accrued expenses at December 31, 1998, was $475,457 as compared to $7,826,434 at December 31, 1997, which includes PCL's accrued expenses at December 31, 1997, of $7,371,747. Without the inclusion of PCL's accrued expenses, accrued expenses would have been $475,457 as compared to $454,687 at December 31, 1997.

         Contract payable at December 31, 1998, and December 31, 1997, was $55,571 (Note 10b).

         Total liabilities at December 31, 1998, were $1,288,898 as compared to $56,372,981 at December 31, 1997, which includes PCL's total liabilities at December 31, 1997, of $68,099,951, offset by the increase in negative minority interest. Without the inclusion of PCL's total liabilities, total liabilities at December 31, 1998, would have been $1,288,898 as compared to $927,030 at December 31, 1997. The increase of $361,868 is primarily due to a new loan obtained by the Company in March 1998 in the principal amount of $250,000, offset by a decrease in capitalized lease obligations as well as principal payments to SBLFC.

         At December 31, 1998, the Company had approximately $20 million in tax net operating loss carryforwards and no tax benefits were recorded. Approximately $3 million of these losses are limited in usage. Utilization of the net operating loss carryforwards may be subject to limitations pursuant to
Section 382 of the Tax Code (Note 11).

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


                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III


ITEM 9.  DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Set forth below is certain information relating to the members of the Board of Directors of the Company as of December 31, 1998. Where appropriate, such information has been supplemented to reflect events that occurred subsequent to the year ended December 31, 1998.


              NAME                     AGE                                    POSITION
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

         At the Annual Meeting of Stockholders held in June, 1997, Messrs. Feigenbaum and Fagenson were elected Class 1 Directors to serve until the 2000 Annual Meeting of Stockholders. At the Annual Meeting of Stockholders held on August 27, 1996, Mr. Sterling was elected Class 2 Director until the 1999 Annual Meeting of Stockholders, which meeting has not been held to date. However, due to the financial position of the Company, the Company has been unable to attract and retain any directors other than Messrs. Feigenbaum, Sterling and Fagenson. The Company's remaining director resigned on the date indicated below.

         The following sets forth certain biographical information for the current Directors and Officers:

         J. MARVIN FEIGENBAUM. Mr. J. Marvin Feigenbaum was first elected to the Board of Directors in June 1994, at which time he was also elected to the Board of Directors of ABC and appointed Chief Executive Officer of the Company and Chief Executive and Chief Financial Officer of ABC. Mr. Feigenbaum has served as President of the Company since June 1, 1994, and as Chairman of the Board, President and Chief Executive

Officer of PCL from October 3, 1997 until May 12, 1999. From August 1993 to June 1994, Mr. Feigenbaum served as a consultant to the Company, primarily with respect to the Company's business development and plans and programs relating to the marketing of the Company's laboratory and medical testing services. From 1987 to June 1994, Mr. Feigenbaum acted as an independent consultant in the medical and health care industry. He has over 25 years of experience in the health care industry. Prior to being an independent consultant, Mr. Feigenbaum, from 1982 to mid-1987, served as Chairman, President and Chief Executive Officer of Temco Home Health Care Products, Inc., a durable medical equipment manufacturer. For a period of four years until he voluntarily resigned in May, 1999, Mr. Feigenbaum served as a member of the Board of Directors and Vice-Chairman of Comprehensive Care Corporation ("CompCare"),a publicly owned company engaged in the health care business, previously listed on the New York Stock Exchange. On February 24, 1995, a group of holders of CompCare 7 1/2% Convertible Subordinated Debentures filed an involuntary petition against CompCare under Chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division. This petition was dismissed by the Court on March 7, 1995 upon the joint motion of CompCare and petitioners.

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

         The following sets forth certain biographical information for the additional Director of the Company during the period covered by this Report:

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

SECTION 16 REPORTING

         No person who, during the year ended December 31, 1998, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during such fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION.

EXECUTIVE COMPENSATION.

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 1998, 1997 and 1996, to the Chief Executive Officer and each of the named executive officers of the Company.

SUMMARY COMPENSATION TABLE.

                                                                            LONG TERM COMPENSATION AWARDS
                                                                            -----------------------------
                                      ANNUAL COMPENSATION                   RESTRICTED SECURITIES                         PAYOUTS
                                      -------------------                   ----------------------                        --------
         NAME AND                                         OTHER ANNUAL                          UNDERLYING               ALL OTHER
    PRINCIPAL POSITION        YEAR        SALARY          COMPENSATION        STOCK AWARD(S)     OPTIONS                COMPENSATION
    ------------------        ----        ------          ------------        --------------    ----------              ------------
                                           ($)               ($)                                                           ($)
J. Marvin Feigenbaum          1998     $381,333(3)                --                  --             --                $11,784(4)
President and Chief           1997     $299,000(5)        $30,154(6)                  --             --                $15,163(4)
Executive Officer(1)(2)       1996     $186,917          $205,686(7)                  --          7,143(8)(9)          $11,952(4)

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

OPTIONS/SAR GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1998

                                            (B)                          (C)
                                   NUMBER OF SECURITIES              % OF TOTAL                (D)
                                        UNDERLYING              OPTIONS/SARS GRANTED        EXERCISE         (E)
                    (A)                OPTIONS/SARS                TO EMPLOYEES IN           OR BASE     EXPIRATION
  YEAR             NAME                 GRANTED(#)                   FISCAL YEAR          PRICE ($/SH)      DATE
  ----             ----                 ---------                    -----------          ------------      ----

1998       J. Marvin Feigenbaum             --                            --                    --            --


AGGREGATED OPTIONS/SAR EXERCISES IN MOST RECENT FISCAL YEAR AND FISCAL YEAR-END OPTIONS/SAR VALUES.

         The following table summarizes options exercised by the named executive officers during the year ended December 31, 1998, and the number and value of options held by all executive officers named in the Summary Compensation Table at the respective year end. The Company does not have any outstanding stock appreciation rights granted to executive officers.

                                                                             NUMBER OF               VALUE OF
                                                                            UNEXERCISED            IN-THE-MONEY
                                                                         OPTIONS/WARRANTS        OPTIONS/WARRANTS
                                                                            AT  FY-END             AT FY-END ($)
                                     SHARES ACQUIRED         VALUE         EXERCISABLE/            EXERCISABLE/
  YEAR              NAME               ON EXERCISE         REALIZED        UNEXERCISABLE         UNEXERCISABLE(1)

1998       J. Marvin Feigenbaum            --                 --


EMPLOYMENT AGREEMENTS.

         Subsequent to the year ended December 31, 1998, the Company entered into an Amended and Restated Employment Agreement (the "Restated Agreement") with Mr. Feigenbaum, the Company's Chairman, President and Chief Executive Officer, dated May 19, 1999. The Restated Agreement amends and extends Mr. Feigenbaum's original employment agreement with the Company, dated June 1, 1994, as amended. The Restated Agreement is effective as of May 1, 1999 and expires April 30, 2002. The Restated Agreement provides for Mr. Feigenbaum's continued employment as Chairman of the Board, President and Chief Executive Officer of the Company, as well as Mr. Feigenbaum's continued employment as Chief Executive and Chief Financial Officer of ABC and contemporaneous employment as Chairman, President and Chief Executive Officer of PCL. Pursuant to the Restated Agreement, the Company has agreed to pay Mr. Feigenbaum a base salary of $208,000 per year (such amount does not include any compensation from PCL). The Company further agreed to (a) make a lump sum payment to Mr. Feigenbaum in an amount equal to that portion of his salary deferred by Mr. Feigenbaum, as a convenience to the Company, since June, 1998, with simple interest at a rate of 12%, and (b) pay to Mr. Feigenbaum a one-time bonus in the amount of $50,000 upon execution of the Restated Agreement. In addition, the Restated Agreement provides for vacation benefits, life insurance, an automobile allowance, relocation expenses, and cellular telephone and travel and entertainment expenses. The Restated Agreement further contains provisions for termination of the Restated Agreement by mutual consent, for cause, without cause by the Company, for death or disability of Mr. Feigenbaum and for good reason by Mr. Feigenbaum, as well as provisions regarding the failure of the parties to renew the Restated Agreement for an additional term. In addition, the Restated Agreement provides that in the event of a change in control of the Company (as defined), Mr. Feigenbaum will be paid for the remainder of the unexpired term of the Restated Agreement plus an additional sum of $208,000.

         Mr. Feigenbaum received a salary in the amount of $208,000 during each of the years ended December 31, 1998 and 1997, pursuant to the then current Employment Agreement, as amended. Due to the financial condition of the Company, during the year ended December 31, 1998, approximately $47,667 of cash compensation which should have been paid to Mr. Feigenbaum in 1998 was voluntarily deferred by Mr. Feigenbaum until 1999 as a convenience to the Company, and, during the year ended December 31, 1997, approximately $13,000 of cash compensation which should have been paid to Mr. Feigenbaum in 1997 was voluntarily deferred by Mr. Feigenbaum until 1998 as a convenience to the Company. During the year ended December 31, 1994, in connection with his then current Employment Agreement, Mr. Feigenbaum was issued, in lieu of a cash bonus for past services rendered to the Corporation, while acting as a consultant to the Corporation, 714 shares of Common Stock of the Corporation which has been valued at $245 per share. All of said shares were immediately vested, and the Corporation paid Mr. Feigenbaum, on April 14, 1995, a one time cash bonus equal to $108,000 representing the amount of the combined federal and applicable state and city income tax associated with such stock grant. In addition, Mr. Feigenbaum was granted, directly or indirectly, options to purchase 2,143 shares of the Corporation's Common Stock exercisable commencing in June, 1995 through December 31, 2002 at an option exercise price equal to the $490 per share. On June 8, 1995, the Company granted and issued to Mr. Feigenbaum 1,429 restricted shares of its Common Stock, $.01 par value (the "Restricted Shares"). On December 2, 1996, Mr. Feigenbaum agreed to terminate this grant of Restricted Shares by exchanging 1,357 Restricted Shares for warrants to purchase 4,286 shares of common stock of the Company at $490 per share.

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

1994 INCENTIVE STOCK OPTION PLAN

         In August, 1994, the Board of Directors adopted a 1994 Incentive Stock Option Plan (the "Plan") which Plan was approved and adopted by the stockholders of the Company on November 16, 1994. The Plan provides for the issuance of up to 5,000 shares of the Company's Common Stock upon the exercise of options granted to officers, directors, full time employees and consultants rendering services to the Company. Under the terms of the Plan, options granted thereunder will be designated as options which qualify for incentive stock option treatment ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended (the

"Code"), or options which do not so qualify ("Non-ISO's"). Unless sooner terminated, the Plan will expire on August 1, 2004 and options may be granted at any time or from time to time through such date. The purpose of the Plan is to promote the interests of the Company and its stockholders by strengthening the ability of the Company to attract and retain officers, employees and consultants by furnishing suitable recognition of their ability to contribute to the success of the Company and to align their interests and efforts with the long term interest of the Company. The Plan succeeds the Company's 1992 Incentive Stock Option Plan, which has been terminated except for options to acquire 41 shares thereunder.

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

         Options for a total of 2,500 Shares have been granted under the Plan, including options for 2,143 shares granted directly or indirectly to Mr. Feigenbaum.

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

         Options for a total of 484 shares have been granted under the Director Plan, including options for 190 shares to Mr. Sterling and 147 shares to each of Mr. Fagenson and Street.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         The following table sets forth certain information as of January 13, 2000 with respect to the ownership of Common Stock by (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, (ii) each director and each officer identified in the Summary Compensation Table, and
(iii) directors and executive officers as a group. The most current information available to the Company is set forth below.

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


                        NAME AND ADDRESS                  AMOUNT OF AND NATURE          PERCENTAGE
                       OF BENEFICIAL OWNER               OF BENEFICIAL OWNERSHIP         OF CLASS
                       -------------------               -----------------------         --------
             J. Marvin Feigenbaum................              10,075(1)                    *
               476 Main Street, Suite 3-DFL
               Wakefield, RI 02879

             David A. Sterling...................                 190(2)                    *
               476 Main Street, Suite 3-DFL
               Wakefield, RI 02879

             Robert B. Fagenson..................                 147(3)                    *
               476 Main Street, Suite 3-DFL
               Wakefield, RI 02879

             Craig Osborne(4)....................              89,963                     19%
               10351 Santa Monica Boulevard,
               Suite 101A
               Los Angeles, CA 90025

             All Officers and Directors as a Group
               (5 persons in number)..............             10,260(1)(2)(3)             *

--------------------------
* Less than one percent.

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

 (2) Includes options to purchase 190 shares of Common Stock under the Company's Non-Employee Director Stock Option Plan.

 (3) Includes options to purchase 147 shares of Common Stock under the Company's Non-Employee Director Stock Option Plan.

 (4) Based upon a Schedule 13D filed with the Commission by Mr. Osborne on May 26, 1999.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For information regarding Mr. Feigenbaum's employment agreement and his relationship with the Company and PCL, see "Executive Compensation -- Employment Agreements".


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

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 13, 2000.

                                         UNITED DIAGNOSTIC, INC.


                                         By: /s/ J. MARVIN FEIGENBAUM
                                           -----------------------------------
                                           J. Marvin Feigenbaum
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                       SIGNATURE

                                                                January 13, 2000
                       /s/ J. MARVIN FEIGENBAUM
                       -------------------------------------
                       J. Marvin Feigenbaum
                       Chairman of the Board of Directors,
                       President and Chief Executive Officer


                                                                January 13, 2000
                       /s/ DAVID STERLING
                       -------------------------------------
                       David Sterling
                       Director


                                                                January __, 2000

                       -------------------------------------
                       Robert B. Fagenson
                       Director

                        CONSOLIDATED FINANCIAL STATEMENTS
                            AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                             UNITED DIAGNOSTIC, INC.
                    (FORMERLY KNOWN AS NU-TECH BIO-MED, INC.)
                                AND SUBSIDIARIES

                           December 31, 1998 and 1997

                               C O N T E N T S

                                                                      Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                     F-3

CONSOLIDATED FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                                       F-4

     CONSOLIDATED STATEMENTS OF OPERATIONS                             F-6

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)          F-7

     CONSOLIDATED STATEMENTS OF CASH FLOWS                             F-9

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-11

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders
United Diagnostic, Inc.


We have audited the accompanying consolidated balance sheets of United Diagnostic, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Diagnostic, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that United Diagnostic, Inc. will continue as a going concern. As more fully described in Note 1, the Company has expended cash in excess of cash generated from operations, has a working capital deficiency and has no current operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

GRANT THORNTON LLP
Sacramento, California
December 24, 1999, except for Note 15
as to which the date is December 28, 1999

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                    ASSETS


                                                                                   1998                1997
                                                                             ----------------    ---------------
Current assets:
    Cash and cash equivalents                                                $    176,848    $     1,524,942
   Accounts receivable (net of allowance for
     doubtful accounts of $1,434,900
      at December 31, 1997)                                                            --          11,000,608
    Inventory                                                                   -                   1,139,232
    Prepaid expenses and other current assets                                      69,577             333,254
                                                                             ----------------    ---------------

      Total current assets                                                        246,425          13,998,036


Note receivable (net of allowance for doubtful
    receivable of $100,000 in 1998 and $0 in 1997)                                     -              100,000
Equipment and leasehold improvements, net                                          4,631            2,758,476
Goodwill (net of accumulated amortization of
    $90,255 at December 3l, 1997)                                                      -              664,336
Deposits                                                                           4,371              436,287
Reorganization value in excess of other identifiable
    net assets                                                                         -           24,401,605
                                                                             ----------------    ---------------
      Total assets                                                           $   255,427      $    42,358,740
                                                                             ================    ===============

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                                  December 31,

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                  1998                1997
                                                                             ----------------    ---------------
Current liabilities:
    Current portion of long-term debt                                        $        276,970    $    48,251,081
    Current portion of capitalized lease obligations                                    1,165            520,055
    Line of credit                                                                          -          4,835,959
    Accounts payable                                                                  479,735          5,057,184
    Accrued expenses                                                                  475,457          7,826,434
    Contract payable                                                                   55,571             55,571
                                                                             ----------------    ---------------
      Total current liabilities                                                     1,288,898         66,546,284

Long-term debt                                                                              -          1,904,723
Capitalized lease obligations                                                               -            575,974
Minority interest                                                                           -        (12,654,000)
                                                                             ----------------    ---------------
      Total liabilities                                                             1,288,898         56,372,981

Commitments and contingencies                                                               -                  -

Stockholders' equity (deficit):
    Series A convertible preferred stock, $.0l par value; 2,000,000 shares authorized, 2,826 shares issued and outstanding at December 31,1998 and
      1997; (liquidation preference of $2,826,000 at December 31, 1998)                    28                 28
    Common stock, $.0l par value; 50,000,000 shares authorized,
      682,622 shares issued and outstanding at December 31,
      1998 and 1997                                                                     6,826              6,826
    Capital in excess of par value                                                 56,466,870         39,310,422
    Deferred consulting expense                                                             -            (41,254)
    Accumulated deficit                                                           (57,507,195)       (53,290,263)
                                                                             ----------------    ---------------
      Total stockholders' deficit                                                  (1,033,471)       (14,014,241)
                                                                             ----------------    ---------------
      Total liabilities and stockholders' deficit                            $        255,427    $    42,358,740
                                                                             ================    ===============

        The accompanying notes are an integral part of these statements.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                                                   1998                1997
                                                                             ----------------    ---------------
Revenues:
    Assay sales, net                                                              $         -    $        71,985
    Laboratory revenues, net                                                                -         17,837,878
    Medical billing services revenues                                                 113,179            542,137
    Other                                                                                   -              5,540
                                                                                    ---------    ---------------
      Total revenues, net                                                             113,179         18,457,540

Operating costs:
    Laboratory expenses                                                                     -         11,969,893
    Medical billing services expenses                                                 167,020            508,071
    Selling, general and administrative expenses                                    1,058,599          6,786,675
    Research and development expenses                                                       -             62,462
    Provision for bad debts                                                                 -          1,526,007
    Depreciation and amortization                                                      22,726          1,969,890
    Write down of intangibles                                                         645,572         47,806,000
                                                                             ----------------    ---------------
      Total operating costs                                                         1,893,917         70,628,998
                                                                             ----------------    ---------------
      Operating loss                                                               (1,780,738)       (52,171,458)
                                                                             ----------------    ---------------
Other income (expense):
    Equity in loss of subsidiary                                                   (2,974,658)                 -
    Provision for bad debt - note receivable                                         (100,000)                 -
    Gain (impairment and loss) on equipment                                             1,500           (251,676)
    Investment and interest income                                                    750,000             27,340
    Interest expense                                                                 (113,036)        (2,691,805)
                                                                             ----------------    ---------------
      Total other expense                                                          (2,436,194)        (2,916,141)
                                                                             ----------------    ---------------
      Net loss before minority interest                                            (4,216,932)       (55,087,599)

Minority interest                                                                           -         23,461,513
                                                                             ----------------    ---------------
      NET LOSS                                                                     (4,216,932)       (31,626,086)

      Deemed preferred stock dividends                                                      -         (1,653,432)
                                                                             ----------------    ---------------
      Loss attributable to common stockholders                               $     (4,216,932)   $   (33,279,518)
                                                                             ================    ===============
      Net loss per common share - basic and diluted                          $         (6.18)    $       (210.72)
                                                                             ================    ===============
      Weighted average common shares outstanding                                      682,622             157,934
                                                                             ================    ================

        The accompanying notes are an integral part of these statements.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                        TWO YEARS ENDED DECEMBER 31, 1998

                                         NUMBER OF     SERIES A
                                         SHARES OF   CONVERTIBLE
                                         SERIES A      PREFERRED     NUMBER OF
                                        CONVERTIBLE    STOCK AT      SHARES OF       COMMON         CAPITAL IN       UNVESTED
                                         PREFERRED     $.01 PAR       COMMON      STOCK AT $.01      EXCESS OF        COMMON
                                          STOCK         VALUE         STOCK        PAR VALUE        PAR VALUE       STOCK GRANT
                                        -----------   ----------     ---------    -------------     ----------     -----------
Balances at December 31, 1996                14,000    $   140        29,852        $   299       $ 34,521,935      $   --

Issuance of common stock upon
   conversion of Series A Convertible
   Preferred Stock                          (11,174)      (112)      644,277          6,443             (6,331)         --

Issuance of common stock upon
   exercise of warrants at $123.20               --         --         5,025             50            618,991          --

Issuance of common stock upon
   exercise of warrants and options
   at $305.90 - $490.00                          --         --         1,082             11            524,350          --

Amortization of deferred consulting
   expense                                       --         --            --             --                 --          --

Common stock warrants issued to
   lender                                        --         --            --             --            504,000          --

Issuance of common stock for 1996
   liabilities                                   --         --         3,703             37          3,147,463          --

Common stock shares returned                     --         --        (1,358)           (14)                14          --

Issuance of common stock upon
   exercise of option                            --         --            41             --                 --          --

Net loss                                         --         --            --             --                 --          --
                                        -----------  ---------  ------------  -------------    ---------------   ---------
Balances at December 31, 1997                 2,826         28       682,622          6,826         39,310,422          --



                                            DEFERRED                       TOTAL
                                           CONSULTING    ACCUMULATED    STOCKHOLDERS'
                                            EXPENSE        DEFICIT     EQUITY (DEFICIT)
                                           ----------    -----------   ---------------
Balances at December 31, 1996             $ (96,250)   $ (21,664,177)     $12,761,947

Issuance of common stock upon
   conversion of Series A Convertible
   Preferred Stock                               --               --               --

Issuance of common stock upon
   exercise of warrants at $123.20               --               --          619,041

Issuance of common stock upon
   exercise of warrants and options
   at $305.90 - $490.00                          --               --          524,361

Amortization of deferred consulting
   expense                                   54,996               --           54,996

Common stock warrants issued to
   lender                                        --               --          504,000

Issuance of common stock for 1996
liabilities                                      --               --        3,147,500

Common stock shares returned                     --               --               --

Issuance of common stock upon
   exercise of option                            --               --               --

Net loss                                         --      (31,626,086)     (31,626,086)
                                        -----------    -------------   ---------------
Balances at December 31, 1997               (41,254)     (53,290,263)     (14,014,241)

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                        TWO YEARS ENDED DECEMBER 31, 1998

                                         NUMBER OF     SERIES A
                                         SHARES OF   CONVERTIBLE
                                         SERIES A      PREFERRED     NUMBER OF
                                        CONVERTIBLE    STOCK AT      SHARES OF        COMMON       CAPITAL IN       UNVESTED
                                         PREFERRED     $.01 PAR       COMMON      STOCK AT $.01     EXCESS OF        COMMON
                                           STOCK         VALUE        STOCK         PAR VALUE       PAR VALUE      STOCK GRANT
                                        -----------  -----------     ---------    -------------    -----------    ------------
Deconsolidation of subsidiary                  --           --              --             --       17,013,448              --

Amortization of deferred consulting
   expense                                     --           --              --             --               --              --

Common stock warrants issued to
   lender                                      --           --              --             --          143,000              --

Net loss                                       --           --              --             --               --              --
                                        ---------  -----------       ---------  -------------  ---------------   -------------
Balances at December 31, 1998               2,826  $        28         682,622  $       6,826  $    56,466,870   $          --
                                        =========  ===========       =========  =============  ===============   =============




                                          DEFERRED                         TOTAL
                                         CONSULTING     ACCUMULATED    STOCKHOLDERS'
                                           EXPENSE        DEFICIT     EQUITY (DEFICIT)
                                         ----------     -----------   ---------------
Deconsolidation of subsidiary                   --             --        17,013,448

Amortization of deferred consulting
   expense                                  41,254             --            41,254

Common stock warrants issued to
   lender                                       --             --           143,000

Net loss                                        --     (4,216,932)       (4,216,932)
                                       -----------  -------------      ------------
Balances at December 31, 1998          $        --   $(57,507,195)      $(1,033,471)
                                       ===========  =============      ============


         The accompanying notes are an integral part of this statement.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                           December 31, 1998 and 1997

                                                                                   1998                1997
                                                                             ----------------    ---------------
Operating activities:
Net loss                                                                    $(4,216,932)    $  (31,626,086)
Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation, amortization and write down of intangibles                  668,298         49,775,890
      Provision for bad debts                                                   100,000          1,526,007
      Warrants issued to consultants as
         compensation, net                                                            -             54,996
      Interest expense from issuance of warrants                                 83,000            494,000
      Amortization of debt discount                                                   -            353,000
      (Gain) impairment and loss on equipment                                    (1,500)           251,676
      Equity in loss of subsidiary                                            2,974,658                  -
      Gain on sale of subsidiary stock                                         (750,000)                 -
      Minority interest                                                               -        (23,461,513)
      Changes in operating assets and liabilities:
         Accounts receivable                                                     52,100         (3,678,561)
         Prepaids and other current assets                                      (18,417)           262,796
         Inventory                                                                    -            308,185
         Accounts payable and accrued expenses                                  290,022            458,950
                                                                            -----------    ---------------

            Net cash used in operating activities                              (818,771)        (5,280,660)

Investing activities:
Capital proceeds (expenditures), net                                             10,401            (71,890)
Sale proceeds of Medical Sciences Institute                                           -          2,597,106
Proceeds on sale of subsidiary stock                                            750,000                  -
Deconsolidation of Physicians Clinical Laboratory, Inc. cash                 (1,462,824)                 -
Deferred acquisition costs                                                            -            (36,350)
Issuance of note receivable                                                           -           (100,000)
Cash acquired on purchase of Physicians Clinical
    Laboratory, Inc.                                                                  -          2,098,104
                                                                             ----------    ---------------
            Net cash (used in) provided by investing activities                (702,423)         4,486,970

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                           December 31, 1998 and 1997

                                                                     1998                1997
                                                               ----------------    ---------------
Financing activities:
Proceeds from issuance of debt                                 $        250,000    $     6,835,959
Repayment of notes payable and leases                                   (76,900)        (7,351,267)
Repayment of contract payable                                                 -            (10,000)
Proceeds from sale of common stock                                            -          1,153,402
                                                               ----------------    ---------------
         Net cash provided by financing activities                      173,100            628,094
                                                               ----------------    ---------------

Net decrease in cash and cash equivalents                            (1,348,094)          (165,596)
Cash and cash equivalents at beginning of year                        1,524,942          1,690,538
                                                               ----------------    ---------------

Cash and cash equivalents at end of year                       $        176,848    $     1,524,942
                                                               ================    ===============
Supplemental disclosure of cash flow information:
    Interest paid                                              $         27,391    $       181,244
                                                               ================    ===============


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

                           December 31, 1998 and 1997

1. - BASIS OF PRESENTATION

    United Diagnostic, Inc. (United or the Company), was originally organized under the laws of Delaware in September 1981 under the name of "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to Nu-Tech Bio-Med, Inc. On December 23, 1998, the Company changed its name to United Diagnostic, Inc.

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Analytical Biosystems Corporation ("ABC"), NTBM Billing Services, Inc. ("NTBM"), Medical Science Institute, Inc. ("MSI") through February 26, 1997 (see Note 3), and Physicians Clinical Laboratory, Inc. ("PCL") of which the Company acquired 52.6% on October 3, 1997. In 1998, the Company's ownership percentage in PCL was reduced from 52.6% to 49.9%. The 1998 consolidated financial statements include the Company's investment in PCL on the equity method of accounting (see Note 4). All material intercompany transactions and balances have been eliminated. Where appropriate, prior year amounts have been reclassified to permit comparison.

    ABC was a clinical oncology laboratory service and research company located in Rhode Island. As of November 3, 1997, ABC ceased processing specimens for assay and has suspended its laboratory operations (see Note 3c). NTBM was a medical billing service business located in Florida until April 1998 when NTBM ceased operations. MSI was a full service medical laboratory facility which operated throughout the state of California. (see Note 3a for subsequent sale.) PCL was a full service medical laboratory facility which operated throughout the state of California until the sale of its business in May 1999 (see Note 4). PCL operated within the health care industry which is undergoing significant changes such as managed care (including capitated payment arrangements), proposed federal and state health care reform measures, third party payor reimbursement decreases (including Medicare, MediCal and private insurance), industry consolidation and increasing regulation of laboratory operations.

    The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has expended cash in excess of cash generated from operations, has a working capital deficiency and as of May 1999 has no current operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

1. - BASIS OF PRESENTATION - CONTINUED

    In connection with the sale of assets by PCL in 1999, the Company received a payment of $3.25 million from certain holders of PCL's secured indebtedness (Note 4). Management anticipates obtaining additional equity financing and intends to pursue business opportunities. However, no assurances can be given that these actions will result in achieving profitability or positive cash flows.

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

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    The Company's primary concentration of credit risk is accounts receivable, which consist of amounts owed by various governmental agencies, insurance companies and private patients. Significant concentrations of gross accounts receivable were as follows:

                                           1998                1997
                                         ------------    ---------------
         Medicare                                  -%              27.8%
         Medi-Cal                                  -%              27.2%
         Other negotiated contracts                -%              23.6%
         Self-pay and commercial                   -%              21.4%
                                         ------------    ---------------
                                                   -%             100.0%
                                         ============    ===============

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

    g.    OTHER ASSETS

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

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    The Company accounts for goodwill at the lower of amortized cost or fair value. On an ongoing basis, management reviews to determine if "impairment indicators" are present. If impairment indicators are present, the Company performs a periodic assessment of assets for impairment. This review consists of the Company reevaluating significant assumptions used in determining the original cost of the acquired business and related goodwill. These assumptions include operating results, cash flows and other indicators of value. Based upon this periodic assessment, management determines whether there has been a permanent impairment of the value of goodwill and adjusts the carrying value accordingly. The Company determines fair value based upon independent appraisals or cash flows discounted at a risk adjusted rate, as appropriate in the circumstances. As a result of this process, during 1998, the Company charged off the balance of the remaining goodwill relating to NTBM totaling $645,572.

    Amortization of goodwill is provided using the straight-line method over the estimated useful lives of the assets (10 years).

    h.    EXCESS REORGANIZATION VALUE

    Excess reorganization value of a subsidiary (Note 4) is being amortized on a straight line basis over 15 years. Amortization expense for the three months ended December 31, 1997 was $1,182,000. See Note 4 for write-down in 1997.

    i.    STOCK BASED COMPENSATION

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

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

2. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

    j.    INCOME TAXES

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

    k.    NET LOSS PER COMMON SHARE

    Effective December 31, 1997, the Company adopted Financial Accounting Standards Statement No. 128, EARNINGS PER SHARE (SFAS 128). SFAS 128 requires companies to change the method previously used to compute earnings per share and to restate all prior periods for comparability. Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. Preferred stock dividend is the amount attributed to the beneficial conversion feature. Diluted loss per share excludes potential common stock since the effect would be antidilutive. The potential common stock excluded from the diluted loss per share consists of: outstanding warrants (Note 9e), outstanding options (Note 9e) and convertible preferred stock (Note 9g).


                                                               LOSS                 SHARES
                                                            (NUMERATOR)           (DENOMINATOR)      PER SHARE
    YEAR ENDING DECEMBER 31, 1998:
    Consolidated net loss                                 $    (4,216,932)
    Less preferred stock dividends                                      -
                                                          ---------------
    LOSS PER SHARE-BASIC AND DILUTED
    Loss attributable to common stockholders              $    (4,216,932)            682,622    $         (6.18)
                                                          ===============             =======    ===============
    YEAR ENDING DECEMBER 31, 1997:
    Consolidated net loss                                 $   (31,626,086)
    Less preferred stock dividends                             (1,653,432)
                                                          ---------------
    LOSS PER SHARE-BASIC AND DILUTED
    Loss attributable to common stockholders              $   (33,279,518)            157,934    $       (210.72)
                                                          ===============             =======    ===============

    l. SEGMENT INFORMATION

    Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that a public business enterprise reports financial and descriptive information about its reportable operating segments. The Company has determined it operates in one segment.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

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

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

3. - ACQUISITIONS AND DISPOSITION - CONTINUED

    In connection with this acquisition, the Company recorded $5,681,437 of excess cost over the fair market value of net assets acquired ("goodwill") related to this transaction and the remainder was allocated to the net assets of MSI acquired based on their estimated fair value.

    The former sole stockholder and president of MSI has entered into an employment agreement with MSI. As part of the employment agreement, the employee borrowed $100,000 from the Company, secured by the shares of common stock issued to him under the MSI Plan. In the fourth quarter of 1998, the Company recorded an allowance against the receivable based on an evaluation of collectibility and collateral. He also received options to purchase 142 shares of United common stock for every $1,000,000 of annual collectible revenues obtained by MSI through the acquisition of other businesses by MSI in which he acted as the procuring cause. The options to be granted, if any, will bear an exercise price equal to the fair market value of United's common stock at the time of the grant. At December 31, 1998, no options have been granted.

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

    As a result of interim losses and amortization of MSI, the Company realized a gain on the sale of MSI to PCL of approximately $1.1 million. The gain recognition was deferred and recorded as a reduction in the Company's stock investment in PCL. The 1997 statement of operations includes the operations of MSI for the period from January 1, 1997 through February 26, 1997, the date of the sale. Pursuant to the PCL Plan (see Note 4), in 1997, the note was exchanged for 17% of the common stock of PCL.

    PCL assumed all other obligations incurred by United in connection with the MSI acquisition, including United's guarantee of certain remaining obligations under the MSI Plan.

    See Note 15 for litigation.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

3. - ACQUISITIONS AND DISPOSITION - CONTINUED

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

    In connection with this acquisition, the Company entered into employment and consulting agreements with the former owners of Prompt Medical Billing. In March 1998, the former owners ceased performing their duties. NTBM subsequently lost its principal customer and ceased operations. The former owners commenced an arbitration against the Company in the state of Florida for breach of these agreements. The matter was settled by agreement of the parties in 1999. The settlement provided, among other items, that the Company pay $35,000 to the former owners and the former owners assign the right to collect an outstanding account receivable in the amount of $70,000. The first $10,000 collected from the outstanding account is to be paid to the Company, with any additional amounts collected to be split 50/50 amongst the former owners and the Company. The right to collect the $70,000 reverts to the Company if at least $10,000 has not been collected by November 1, 1999 and a payment plan for the remainder is not in place. The Company has recorded the settlement payable of $35,000 at December 31, 1998. At November 1, 1999, no payments had been collected against the outstanding $70,000 and the right to collect has reverted to the Company. The right to collect the receivable has not been recorded based upon an evaluation of collectibility.

    The Company commenced an arbitration proceeding in 1998 against the former owners in the City of New York under the asset purchase agreement for damages which the Company alleges to have sustained by reason of the breach of the representations and warranties and covenants of the former owners. In an Award issued in 1999, the arbitrator denied the relief sought by the Company and refused to grant the relief sought by former owners. On April 19, 1999, the Company initiated a Special Proceeding in the Supreme Court of the State of New York, County of New York to affirm the Award. The Special Proceeding is currently at the initial pleadings stage.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

3. - ACQUISITIONS AND DISPOSITION - CONTINUED

    c.    SUSPENSION OF ANALYTICAL BIOSYSTEMS CORPORATION'S LABORATORY
          OPERATIONS

    ABC has suspended the marketing of its Fluorescent Cytoprint Assay ("FCA"), which is a specialized clinical laboratory assay used in assisting in the selection of chemotherapeutic drugs most likely to be effective in treating a cancer patient's solid mass tumor. ABC has ceased processing specimens for the assay and has suspended its laboratory operations in Rhode Island in November, 1997.

    d.    PRO FORMA DISCLOSURES - UNAUDITED

    Pro forma selected financial data, assuming the stock of Physicians Clinical Laboratory, Inc. had been acquired at the beginning of 1997 follows:


                                                     1997
                                               ---------------

         Revenues                              $    67,115,910
                                               ===============

         Net loss                              $   (36,253,078)
                                               ===============

         Net loss per common share             $       (240.01)
                                               ===============

    The above pro forma information does not purport to represent what the Company's results of operations would actually have been had the acquisition of the stock of PCL in fact occurred at the beginning of the period indicated or to project the Company's results for any future periods.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


4. - INVESTMENT IN PHYSICIANS CLINICAL LABORATORY, INC.

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

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

4. - INVESTMENT IN PHYSICIANS CLINICAL LABORATORY, INC. - CONTINUED

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

    After the reorganization, PCL continued to experience customer losses and reduction in third party reimbursements, and has been unable to completely achieve the operating performance anticipated in the reorganization plan. These factors resulted in cash flow deficits and continued operating losses. As a result of the subsequent sale by PCL (see below), management reevaluated the recoverability of the excess reorganization value based upon an estimated loss on the sale, including costs of disposal. In 1997, PCL recorded a write-down of excess reorganization value of approximately $45.3 million and the Company charged off the balance of the remaining goodwill relating to PCL of approximately $2 million.

    Effective with PCL's Plan of Reorganization, United entered into a Stockholders Agreement with certain of the other PCL stockholders who received Senior Secured Notes issued by PCL. The agreement provides for restrictions on transfers of PCL stock and certain other rights to designate Board of Directors. The agreement includes corporate governance provisions relating to PCL, including limitations on certain issuance of securities, merger or sale, capital expenditures, issuance of debt, or modifications to the certificate of incorporation, bylaws or the president's employment agreement.

    In connection with the acquisition of PCL, United entered into a Noncompetion Agreement with PCL, under which United will not directly or indirectly engage in any business involved in the provision of clinical laboratory services in the United States as long as United or affiliates own at least 25% of the common stock of PCL, subject to defined exceptions.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

4. - INVESTMENT IN PHYSICIANS CLINICAL LABORATORY, INC. - CONTINUED

    Pursuant to its Plan of Reorganization and a Warrant Agreement, PCL issued warrants in 1997 for the purchase of an aggregate of 131,579 shares of its common stock. The exercise price under the warrants is $13.30 per share and the warrants expire October 3, 2002. The agreement includes anti-dilution provisions for the adjustment of number of shares and exercise price upon the occurrence of certain events.

    On June 10, 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL (Note 7). After the sale, United owns 49.9% of the issued and outstanding shares of PCL and the Company commenced to account for its remaining investment in PCL under the equity method of accounting, rather than the consolidation method. Under the equity method, investments are recorded at cost reduced by the Company's proportionate share of losses. Any losses in excess of the investment are not recognized until future profits or additional investments occur. The Company's share of PCL losses recognized from the date of acquisition through June 10, 1998, exceeded its investment in PCL. In the deconsolidation of PCL, the Company adjusted its negative investment to zero and recorded the remainder as an adjustment to capital in excess of par value. PCL continued to have losses after June 1998, and the Company's share of losses are not recognized after that date. The 1998 statements present the Company's investment in PCL on the equity method restated to January 1, 1998.

    The Company's consolidated operating results for the year ended December 31, 1997 include PCL's net revenues of $16,039,000 and PCL's net losses of $(49,492,000). The Company's consolidated balance sheet as of December 31, 1997 included PCL amounts as follows:


       Current assets                                   $  13,848,000
       Total assets                                     $  42,007,000
       Current liabilities                              $  65,379,000
       Total liabilities before minority interest       $  68,099,000

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

4. - INVESTMENT IN PHYSICIANS CLINICAL LABORATORY, INC. - CONTINUED

    The following table contains summarized financial information of PCL for its fiscal year ending February 28, 1999:


    CONDENSED STATEMENT OF OPERATIONS                   Year ending February 28, 1999
    ---------------------------------
       Net revenues                                             $  55,571,000
       Operating loss                                           $ (12,086,000)
       Net loss                                                 $ (22,076,000)

    CONDENSED BALANCE SHEET                                   February 28, 1999

       Current assets                                           $  13,335,000
       Noncurrent assets                                        $  22,102,000
       Total assets                                             $  35,437,000

       Current liabilities                                      $  77,219,000
       Noncurrent liabilities                                   $   9,210,000
       Stockholders' deficit                                    $ (50,992,000)
       Total liabilities and stockholders' deficit              $  35,437,000

    The sale of shares also resulted in amendment of the Stockholder Agreement. The agreement as amended provides the lender stockholder with the right to elect the majority of the board and provides United certain other corporate governance rights. Additional loans to PCL by the same stockholder resulted in further modifications to certain corporate governance rights previously granted to the Company.

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

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


4. - INVESTMENT IN PHYSICIANS CLINICAL LABORATORY, INC. - CONTINUED

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

    The following unaudited pro forma condensed consolidated statements of operations present the estimated effects of the sale of PCL assets, the payments received in May 1999, and the cessation of business by NTBM, as if these transactions had occurred on January 1, 1998. The unaudited pro forma condensed consolidated balance sheet at December 31, 1998 reflects the estimated effects of the sale of PCL assets, the payment received in May 1999, and the cessation of business by NTBM on a pro forma basis as if these transactions had occurred on December 31, 1998.

    Unaudited Pro Forma Condensed Consolidated Statements of Operations for year ended December 31, 1998 (in thousands):



                                                       PCL             NTBM
                                    HISTORICAL    (A)               (B)          ADJUSTMENTS        PRO FORMA

     Revenues                       $     113  $       -       $   (113)           $      -           $     -
     Operating costs                    1,894          -           (167)               (645)(D)         1,082
     Other expense                      2,436     (2,225)            (1)                  -               210
                                    ---------  ---------       --------            --------       -------------
     Net loss                       $  (4,217) $   2,225       $     55            $    645       $    (1,292)
                                    =========  =========       ========            ========       =============

    Unaudited Pro Forma Condensed Consolidated Balance Sheet at December 31, 1998 (in thousands):



                                                         PCL          NTBM
                                    HISTORICAL    (A)               (B)             ADJUSTMENTS        PRO FORMA

     Cash                           $       177  $           -  $              -  $        3,250 (C) $       3,427
     Other current assets                    70              -                 -               -                70
     Property and equipment                   5              -                 -               -                 5
     Other assets                             4              -                 -               -                 4
                                    -----------  -------------  ----------------  --------------     -------------
     Total assets                   $       256  $           -  $              -  $        3,250     $       3,506
                                    ===========  =============  ================  ==============     =============
     Current liabilities            $     1,289  $           -  $              -  $            -     $       1,289
     Common stock and
       paid-in capital                   56,474              -                 -           3,250 (E)        59,724
     Accumulated deficit                (57,507)             -                 -               -           (57,507)
                                    -----------  -------------  ----------------  --------------     -------------
     Total liabilities
     and equity                     $       256  $           -  $              -  $        3,250     $       3,506
                                    ===========  =============   ===============  ===============    =============

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


4. - INVESTMENT IN PHYSICIANS CLINICAL LABORATORY, INC. - CONTINUED

      (A) Eliminates equity in loss of PCL of $(2,975) for the year ended December 31, 1998 and the gain on sale of PCL common stock of $750. The net investment in PCL was $0 as of December 31, 1998.
      (B) Eliminates the results of operations of NTBM for the year ended December 31, 1998. The assets and liabilities of NTBM were not significant as of December 31, 1998.
      (C) Reflects the receipt of $3,250 pursuant to the amended stockholders agreement.
      (D)  Eliminates the write-off of goodwill relating to NTBM.
      (E)  Reflects the receipt of $3,250 credited to paid-in-capital.

       The unaudited pro forma condensed consolidated financial information is not necessarily indicative of the results that actually would have occurred had these transactions occurred on the date indicated or of results of operations which may be obtained in the future.


5. - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Equipment and leasehold improvements consists of the following:


                                                 1998                1997
                                           ----------------    ---------------
         Laboratory equipment              $              -    $     1,005,641
         Computer equipment                           9,607            855,173
         Office equipment                                 -            309,463
         Leasehold improvements                           -            954,437
                                           ----------------    ---------------
                                                      9,607          3,124,714
         Less accumulated depreciation                4,976            366,238
                                           ----------------    ---------------
                                           $          4,631    $     2,758,476
                                           ================    ===============

    Depreciation expense was approximately $2,915 and $398,517 for the years ended December 31, 1998 and 1997, respectively.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

6. - ACCRUED EXPENSES

    Accrued expenses consist of the following:



                                                    1998             1997
                                                -------------    ---------------

         Accrued acquisition fees               $     183,450    $       183,450
         Employee compensation                         64,252          1,358,367
         Accrued paid time off                         15,796            979,446
         Accrued interest                              19,583          1,663,562
         Consulting and professional fees             192,376          1,274,812
         Other                                              -          2,366,797
                                                -------------    ---------------
                                                $     475,457    $     7,826,434
                                                =============    ===============


7. - DEBT

    Debt consists of the following:


                                                                                   1998                1997
                                                                                 ----------         ---------

         Notes payable to State of Rhode Island's Small Business Loan Fund
           Corporation (SBLFC), currently in default; modified in June 1998 to
           9.5% interest, principal due on demand; collateralized by virtually
           all of the assets of United and ABC                                    $ 83,970             $ 146,831

         Notes payable to shareholder, interest at 10%, face amount
           $250,000, net of unamortized discount of $60,000,
           principal and interest due April 1999 (see below).                      190,000                     -

         Note payable to the Internal Revenue Service,  bearing
           interest at 9%, principal due in monthly installments
           of $5,301 through May 2002                                                    -               237,915

         Note payable bearing interest at 10%, principal due in monthly
           installments  of $11,886 through May 1997                                     -                37,386

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

7. - DEBT - CONTINUED

                                                                                   1998                1997
                                                                             ----------------    ---------------
         Note payable to the Internal Revenue Service, bearing
           interest at 8%, principal due in quarterly
           installments of $18,418 through December 2003                                    -            255,672

         Senior secured notes due 2004, face amount $55,000,000,
           net of unamortized discount of $7,647,000, currently in default                  -         47,353,000

         Note payable to the United States government,
           bearing interest monthly at the 30 day Treasury Bill
           rate (5.6% at 1998), principal due in monthly
           installments  of $25,000 through July 2003 (Note 13)                             -          1,725,000

         Note payable to unsecured creditors under the PCL Plan,
           non-interest bearing, due October 1998                                           -            400,000
                                                                             ----------------    ---------------
                                                                                      276,970         50,155,804
         Current maturities of long-term debt                                         276,970         48,251,081
                                                                             ----------------    ---------------
         Long-term debt, less current maturities                             $              -       $  1,904,723
                                                                             ================    ===============

    On January 23, 1997, the Company obtained a new loan from a private lender in the principal amount of $2,000,000, which funds were used to repay the outstanding balance of notes payable due to a third party. The new loan was paid in full in February 1997 in connection with the sale of MSI to PCL (Note 3). In conjunction with the issuance of this note payable, the lenders were issued warrants to purchase 1,428 shares of common stock at an exercise price of $805.00 per share. The new third party lender is a significant stockholder of the Company. The Company recognized $494,000 in interest expense in 1997 attributable to the value of these warrants (non-cash item).

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

7. - DEBT - CONTINUED

    In March 1998, the Company obtained a new loan from this same lender/stockholder in the principal amount of $250,000. Principal and interest at 10% are due on the earlier of April 1999 or consummation of a private placement with defined proceeds. The new loan is secured by a pledge of 125,000 shares of PCL stock. As a condition to making the loan, the lender required, and the board approved, issuing the lender warrants to purchase 44,000 shares of common stock stated on a presumed post-reverse split basis. The exercise price will be equal to the closing bid of the common stock on the first business day following the effective date of the reverse split, subject to reduction if a private placement is made following the reverse split at a lower price. The warrants are exercisable until the fifth anniversary of the reverse split. As further consideration for the loan, the Company agreed to adjust the exercise price of the warrants to purchase 1,428 shares above, to the same price as the new warrants. The warrants have not been issued and the exercise price is not determinable since the Company's common stock was delisted prior to the effective date of the reverse split. The Company estimated the value of the warrants using an exercise price based upon market price at the date of the loan as adjusted for the reverse split. The Company recorded a discount on the debt of $143,000 for the prorata warrant value, and recognized $83,000 in interest expense in 1998 relating to the discount (non-cash item).

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

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

7. - DEBT - CONTINUED

    The Notes are collateralized by a first priority security interest in all assets of PCL including capital stock of its subsidiary, under a Security Agreement and Pledge Agreement. Under an intercreditor and subordination agreement, the security interests in PCL's receivables are subordinated to Daiwa Healthco-3 LLC under the line of credit discussed below.

    Each of the agreements contains certain financial covenants and restrictions. PCL was in violation of certain covenants in 1997, which constitutes an event of default and, accordingly, the debt was classified as current portion of long-term debt at December 31, 1997.

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

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

7. - DEBT - CONTINUED

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

    Both the Healthcare Receivables Purchase and Transfer Agreement and the Loan and Security Agreement contain representations and warranties, affirmative and negative covenants (including financial covenants), events of default and events of termination that are typical in transactions of this nature. PCL and the Funding Corp. were not in compliance with certain covenants, which constitutes an event of default. The debt was repaid in PCL'S asset sale (Note 4).


8. - LEASE COMMITMENTS

    The Company is obligated under capital leases for certain computer and laboratory equipment that expire at various dates during the next five years. Equipment under capital leases was $0 and $482,073, and related accumulated amortization was $0 and $77,167 as of December 31, 1998 and 1997, respectively.

    The Company also leased its laboratories and patient service centers under operating leases expiring over various terms. Many of the monthly lease payments are subject to increases based on the Consumer Price Index from the base year.

    The Company also leased remote draw station space, automobiles and other equipment, which have been classified as operating leases and expire over the next 6 years. Many of the draw station leases have renewal options and monthly lease payment subject to annual increases.

    Rental expense was $13,071 and $1,142,930 for the years ended December 31, 1998 and 1997, respectively.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

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

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

9. - STOCKHOLDERS' EQUITY - CONTINUED

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

    The Company has not timely filed its annual report on form 10-KSB for the year ended December 31, 1998. Such failure was due to the inability of the Company to file certain reports with the SEC, which reports required audited financial statements for Physicians Clinical Laboratory, Inc. Subsequent filings are also delinquent. The Company is unable to determine what remedial action, if any, may be sought by the Securities and Exchange Commission.

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

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


9. - STOCKHOLDERS' EQUITY - CONTINUED

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

    d.    STOCK OPTION PLANS

    At December 31, 1998, the Company has stock option plans as follows:

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

9. - STOCKHOLDERS' EQUITY - CONTINUED

          i.  1994 PLAN

         The Company has reserved 5,000 shares of common stock under the 1994 Employee Stock Option Plan (the 1994 Plan). Options granted under the 1994 Plan may be incentive options or nonqualified stock options, and shall be designated as such at the time of grant. The 1994 Plan permits the granting of incentive options only to officers and full-time employees of the Company, at no less than 100% of the fair market value of the Company's common stock at the date of the grant. Nonqualified stock options may be granted to officers, employees, consultants, and advisors of the Company, as well as to members of the Board of Directors, at a price determined by the Plan administrator but in no case less than 85% of the fair market value of the Company's common stock at the date of the grant. To the extent that any option intended to be an incentive option shall fail to qualify as such under Section 422 of the Internal Revenue Code of 1986, such options shall be deemed to be nonqualified options. The 1994 Plan is administered by the Option Committee of the Board of Directors, which has full power to determine the specific terms of each option granted, subject to the provisions of the 1994 Plan. By reason of recent board resignations, there is no functioning committee. As of December 31, 1998, the Company has granted options outstanding for a total of 2500 shares under this Plan.

          ii.    DIRECTOR'S PLAN

         The Company has reserved 2,857 shares of common stock under the Non-Employee Director Stock Option Plan (the Director Plan). Each non-employee director, upon election of the Company's Board of Directors, shall be granted options for 71 shares of common stock, and each shall be granted on subsequent annual anniversary dates of the initial grant, additional options for 114 shares of common stock. Under the terms of the agreement, the sum of the number of shares to be received upon any grant multiplied by the fair market value of each share at the time of the grant may not exceed $75,000. As of December 31, 1998, the Company has granted options outstanding for a total of 484 shares under this Plan.

         The exercise price of each option shall be 100% of the fair market value of the Company's common stock at the date of the grant. The Director Plan is administered by the Director Plan Committee, which is comprised of not less than two directors of the Company who are not entitled to participate in the Director Plan. By reason of recent board resignations, there is no functioning committee.

          iii.   1992 PLAN

         The Company has reserved 41 shares of common stock under a 1992 Stock Option Plan (1992 Plan). In August 1994, the 1992 Plan was terminated except for then outstanding options and replaced by the 1994 Plan.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

9. - STOCKHOLDERS' EQUITY - CONTINUED

          iv.    OTHER STOCK OPTIONS

         The Company also has 82 stock options outstanding that were not issued under any specific plan.

         v.  SUBSIDIARY'S STOCK OPTIONS

         Effective with its Plan of reorganization in 1997, the Company's subsidiary, PCL, adopted a stock option plan with respect to PCL common stock. Under an employment agreement effective September 30, 1997, PCL granted its president a 10 year option to purchase 200,000 shares of common stock at an exercise price of $.25, which option is fully vested and exercisable immediately. The option provides for payment of the option price in cash or pursuant to a cashless exercise, and is subject to defined anti-dilution provisions. The option is not transferable except in limited circumstances and will terminate one year after termination of the optionee's employment, except where such shares have not been registered. PCL is obligated to register the shares upon any appropriate filing and the expiration date will extend to the date of such registration. Management estimated the market value of the stock to be less than the exercise price, and accordingly, no compensation cost has been recognized.

    e.   FAS 123 DISCLOSURES

         The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("FAS 123") and will continue to account for its stock option plans in accordance with the provisions of APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

         The following table presents the combined activity of United's stock option plans for the years ended December 31, as follows:



                                                                 1998                             1997
                                                         ---------------------            -------------------
                                                                      WEIGHTED                       WEIGHTED
                                                                       AVERAGE                        AVERAGE
                                                                      EXERCISE                       EXERCISE
                                                         OPTIONS        PRICE             OPTIONS     PRICE
                                                        --------      --------            --------   -----------
      Outstanding at January 1                               3,257   $    546.70              3,800  $    565.60
      Granted                                                    -             -                  -            -
      Exercised                                                  -             -               (112)      403.90
      Canceled                                                (150)       610.38               (431)      750.40
                                                     -------------   -----------      -------------   ----------

      Outstanding at December 31                             3,107   $    543.64              3,257   $   546.70
                                                     =============   ===========      =============   ==========
      Options exercisable at
          December 31                                        3,107   $    543.64              3,257   $   546.70
                                                     =============   ===========      =============   ==========

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

9. - STOCKHOLDERS' EQUITY - CONTINUED

    The Company grants warrants in connection with financing activities, merger and acquisitions activity, and as a form of compensation to both employees and consultants. Expiration dates vary on outstanding warrants ranging from December 1999 through December 2003.

    The following table presents the combined activity for all United warrants issued for the years ended December 31, as follows:


                                                                 1998                             1997
                                                     ---------------------------      --------------------------
                                                                      WEIGHTED                       WEIGHTED
                                                                       AVERAGE                        AVERAGE
                                                                      EXERCISE                        EXERCISE
                                                        WARRANTS        PRICE            WARRANTS      PRICE
                                                     -------------   -----------      -------------   ----------
      Outstanding at January 1                           15,207   $    767.20             21,099      $  765.80
      Granted                                            45,429          6.58              2,254         753.90
      Exercised                                               -             -             (6,075)        186.90
      Canceled                                           (3,511)     1,165.07             (2,071)        980.00
                                                     ----------   ------------     -------------    -----------

      Outstanding at December 31                         57,125   $    137.81             15,207      $  767.20
                                                     ==========   ===========      =============    ===========
      Warrants exercisable at
          December 31                                    57,125   $    137.81             15,207      $  767.20
                                                     ==========   ===========      =============    ===========


    The following table presents weighted average price and life information about significant United option groups outstanding at December 31, 1998:


                                                  OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                                        ------------------------------------------    --------------------------
                                           Weighted
                                            Average        Weighted       Weighted
                                           Remaining        Average        Average
                                             Number        Contractual     Exercise        Number       Exercise
RANGE OF EXERCISE PRICES                  Outstanding     Life (Yrs.)       Price       Exercisable       Price
                                        --------------    ----------    -----------   --------------------------

Less than $525.00                                2,694         3.8      $  488.51          2,694        $ 448.51
$525.00 - $1,050.00                                413         2.3      $  902.52            413        $ 902.52
                                        --------------                                ----------
                                                 3,107                                     3,107
                                        ==============                                ==========

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

9. - STOCKHOLDERS' EQUITY - CONTINUED

    The following table presents weighted average price and life information about significant United warrant groups outstanding at December 31, 1998:


                                                    WARRANTS OUTSTANDING                 WARRANTS EXERCISABLE
                                           Weighted
                                            Average        Weighted       Weighted
                                           Remaining        Average        Average
                                            Number        Contractual     Exercise        Number       Exercise
Range of Exercise Prices                  Outstanding     Life (Yrs.)       Price       Exercisable      Price
-------------------------------           ------------    -----------     --------      -----------    ---------

      Less than $10.00                          45,429             4.9    $     6.58         45,429    $   6.58
      $10.00 - $525.00                           5,436             2.8    $   489.08          5,436    $ 489.08
      $525.00 - $1,050.00                        6,260             2.9    $   784.92          6,260    $ 784.92
                                        --------------                                -------------
                                                57,125                                       57,125
                                        ==============                                =============


         The weighted average fair value per share and exercise price of United options and warrants granted during 1998 and 1997 were as follows:



                                                              1998                             1997
                                                 -------------------------------  -------------------------------
                                                        WEIGHTED AVERAGE                 WEIGHTED AVERAGE
                                                   FAIR VALUE     EXERCISE PRICE    FAIR VALUE     EXERCISE PRICE
                                                 ------------     --------------    -----------    --------------
    Share price = Exercise price                 $    6.58        $   6.58                  N/A               N/A
    Share price greater than Exercise price      $     N/A        $    N/A            $       -         $  665.00
    Share price less than Exercise price         $     N/A        $    N/A            $  345.80         $  805.00


    The fair value of United warrants and options at the date of grant were estimated using the Black-Scholes model with the following weighted average assumptions:



                                                             OPTIONS                         WARRANTS
                                                 -------------------------------  ------------------------------
                                                      1998             1997            1998             1997
                                                 ---------------  --------------  ---------------  -------------
    Expected life (years)                              N/A              N/A              5               5
    Interest rate                                      N/A              N/A            5.5%              6%
    Volatility                                         N/A              N/A            220%             17%

    The fair value of PCL's option grant in 1997 is estimated on the date of grant using the Black-Scholes options - pricing model with the following assumptions used: expected volatility 80%, risk-free interest rate 6%, no dividend yield and expected life of 5 years.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

9. - STOCKHOLDERS' EQUITY - CONTINUED

    The following are the pro forma net loss and net loss per share for 1998 and 1997, as if the compensation cost for options and warrants granted had been determined based on the fair value at the grant date for grants in 1998 and 1997, consistent with the provisions of FAS 123:



                                                              1998                             1997
                                                 -------------------------------  ------------------------------
                                                   AS REPORTED       PRO FORMA      AS REPORTED       PRO FORMA

    Net loss                                      $ (4,216,932)   $ (4,216,932)   $(31,626,086)    $(31,656,086)
    Net loss per share -
      basic and diluted                           $      (6.18)   $      (6.18)   $    (210.72)    $    (210.91)

    f.    REDUCTION IN EXERCISE PRICE OF WARRANTS

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

    g.    COMMON STOCK RESERVED

    The Company has reserved 65,106 shares of common stock for the exercise of options and warrants. The Company was not able to reserve a sufficient number of common shares to provide for the conversion of the Series A Convertible Preferred Stock as of December 31, 1998. The Company is presently unable to determine the number of shares issuable upon such conversion.


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

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

10. - CONTRACT RESEARCH - CONTINUED

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

    Commercialization--During the Commercialization Phase, the Company will pay amounts to RIPSAT equal to the funds received during the Applied Research Phase. Payment will begin at the end of the first calendar quarter in which sales of the product are recorded. Payments will be calculated as follows
    (i) 3% of quarterly net sales of the FCA, but not exceeding an aggregate of $107,000, and (ii) 5% of quarterly net sales of the RMCE. The 3% and 5%, under certain circumstances, may be increased to 6% and 10%, respectively. At December 31, 1998, the Commercialization Phase has not commenced.

    b.    RESEARCH AND LICENSE AGREEMENT

    In May 1991, the Company entered into a Research Agreement with Brown University (Brown). Under the agreement, the Company will fund Brown for all direct and indirect costs incurred in the performance of the research which shall not exceed $375,604 without written authorization from the Company. The total reimbursable costs expended by Brown University under this agreement through December 31, 1993, were $362,255, of which $320,338 was reimbursed to the Company by RIPSAT. Of the $362,255, the Company has paid $306,684 to Brown leaving a balance of $55,571 at December 31, 1998.

    Under the provisions of the agreement, the Company has an option to license intellectual property developed in the performance of the agreement. The Company will pay royalties to Brown at a rate of 2% of sales which shall commence two years from issuance of a patent and extend for the life of the license.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

11. - INCOME TAXES

    The Company files consolidated tax returns with its wholly-owned subsidiaries. At December 31, 1998, the Company and its wholly-owned subsidiaries have net operating loss carryforwards of approximately $20 million for income tax purposes that expire at various times from 2001 to 2013, including approximately $3 million of these losses that are limited in usage. No income tax benefit has been recorded during the years ended December 31, 1998 and 1997.

    The principal components of the Company's deferred tax assets were as follows:


                                                     1998                1997
                                                  -------------    ---------------
    Deferred tax assets:
    Net operating loss carryforwards              $   8,276,000    $    10,744,000
    Allowance for bad debts                              40,000          3,680,000
    Intangibles                                          50,000         25,420,000
    Equipment                                                 -          1,204,000
    Federal general business tax credits                150,000            150,000
    Other                                                27,000            154,000
                                                  -------------    ---------------
                                                      8,543,000         41,352,000
    Valuation allowance                              (8,543,000)       (41,352,000)
                                                  -------------    ---------------
    Net deferred tax assets                       $           -    $             -
                                                  =============    ===============

    Net deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. The valuation allowance increased $31,198,000 in 1997 primarily from the increases in operating loss carryforwards of Physicians Clinical Laboratory, Inc. (Note
    4). The valuation allowance increased $621,000 in 1998 (after eliminating the PCL portion) from increases in net operating loss carryforwards.


12. - ACQUISITION COSTS

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

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

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

    The PCL note payable to the United States government (Note 7) was issued in conjunction with a settlement with the Department of Health and Human Services ("HHS") resulting from its review of PCL's Medicare and MediCal billing practices. The Company also entered into a 5 year corporate integrity agreement with HHS to provide for an internal corporate compliance plan. The settlement releases the Company and its president from civil and criminal liability. Should the Company default on any provisions under the agreement, the government may offset any remaining unpaid balance against monies due the Company under any government program and may exclude the Company from participation in the Medicare and State health care programs. A similar agreement exists with the State of California under its MediCal program.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

14. - EMPLOYMENT AGREEMENTS

    The Company has an employment agreement with its president and CEO with a term of three years at a base salary of $208,000 through May 2002. Other benefits typical of such agreements are also provided. The Company may terminate the agreement before the end of its term for cause. The Company may also terminate the agreement without any cause by providing severance pay equal to the base salary for the unexpired portion of the agreement plus one year. The Company is obligated to pay the base salary for the unexpired portion of the agreement upon the death or disability of the executive. If the agreement is not renewed at the end of its term, the Company is obligated to pay severance equal to one year's base salary. Upon termination for other than cause or upon resignation during a one year period from a change in control, as defined, severance pay will be provided equal to the base salary for the unexpired portion of the agreement plus one year.

    Effective September 30, 1997, PCL entered into an employment agreement with its new president and CEO with a term of three years at a base salary of $104,000 annually through October 31, 1997 and $208,000 annually thereafter through September 30, 2000. The president was also the president of United until the sale by PCL to Unilab Corporation and termination of the agreement. Other benefits typical of such agreements were also provided.


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

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


15. - LITIGATION - CONTINUED

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

    On December 28, 1999, a motion was filed against the Company by Fausto Mendez, Jr. (Mendez) in the United States Bankruptcy Court for the Central District of California to reopen the Chapter 11 Case of Medical Science Institute (Note 3a). As part of MSI's Chapter 11 case, the Company purchased the assets of MSI and entered into an Employment Agreement with Mendez, MSI's president. By the Employment Agreement, Mendez was employed by MSI for a period of two years from the effective date of MSI's First Amended Plan of Reorganization (the Plan). Subsequent to the purchase of MSI, the Company sold MSI to Physicians Clinical Laboratories, Inc. (PCL). The motion alleges that under the Plan and the Employment Agreement, the Company was obligated (1) to issue $2 million in restricted shares of the Company's common stock to Mendez valued using the average market price per share for the fifteen days preceding November 23, 1996, (2) to pay $271,561 of MSI's pre-petition payroll taxes, (3) to provide Mendez term life insurance benefits for the two years of his employment by MSI, (4) to appoint Mendez to a seat on MSI's Board of Directors, and (5) to assume the cost of a certain computer system. The motion further alleges that the Company, and PCL as successor to the Company in MSI, failed to comply with their obligations under the Plan and the Employment Agreement. The motion seeks an order reopening MSI's chapter 11 case in order to construe the terms of the Plan and enforce its terms. The Company intends to submit a response and vigorously contest the material allegations of the motion. It is not possible to predict the outcome of this motion.

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

3.6* Amendment to the Registrants's Certificate of Incorporation filed with the Secretary of State of Delaware on December 23, 1998
              (filed as Exhibit 3.6 to Report on Form 10-KSB for the fiscal year ended December 31, 1997).

3.7*          Amended and Restated By-Laws effective November 16, 1994 (filed as
              Exhibit 3.2.2 to Registration Statement on Form SB-2, File No.
              33-84622).

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

10.3*         Patent No. 4,559,299 dated December 17, 1985 (filed as Exhibit
              10.4 to Registration Statement on Form SB-2, File No. 33-84622).

10.4* Patent No. 4,734,372 dated March 29, 1988 (filed as Exhibit 10.5 to Registration Statement on Form SB- 2, File No. 33-84622).

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

27            Financial Data Schedule

99.1* 1992 Stock Option Plan (filed as Exhibit 28 to Report on Form 10-Q for the quarter ended March 31, 1992).

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

99.5*         Summons and Complaint in the action "Mordechai Gurary v. Isaac
              Winehouse, Isaac Winehouse d/b/a Wall & Broad Equities and Nu-Tech
              Bio-Med, Inc." Case No. 97 Civ. 3803 (LBS) in the

              United States District Court, Southern District of New York (filed as Exhibit 99 to Current Report on Form 8-K filed May 30, 1997).

99.6*         Indenture, dated as of September 30, 1997, among PCL and First
              Trust National Association "FTNA" (filed as Exhibit 99.1 to
              Current Report on Form 8-K for October 20, 1997).

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

99.13*        Summons and Complaint in the action Gorra Holding and Barras
              Investment v. Nu-Tech Bio-Med, Inc. Case No. 98 Civ. 764 (JMP) in the United States District Court, Southern District of New York
              (filed as Exhibit 99 to Current Report on Form 8-K for February
              23, 1998).

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