Form 10QSB/A
period 1998-03-31
UNITED DIAGNOSTIC INC
filed 2000-01-26
CIK 716778

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 FORM 10-QSB A/1

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

                                       OR

          /__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________________ to _______________

                           Commission File No. 0-11772
                                               -------

                             UNITED DIAGNOSTIC, INC.
                             -----------------------
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

  Yes                    No X
     ---                   ---

         As of October 15, 1999, there were issued and outstanding 682,622 shares of common stock of the registrant, adjusted for a 70 for 1 reverse stock split effected on December 23, 1998.

                  Transitional small business disclosure format

                          Yes                No X
                             ---               ---

                             United Diagnostic, Inc.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                                       PAGE

Prefatory Statement                                                                      3

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements                                                   4

                  Notes to Consolidated Financial Statements                             7

Item 2.           Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                             17

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                     27

Item 6.           Exhibits and Reports on Form 8-K                                      29


SIGNATURES                                                                              32

Exhibit 27 - Financial Date Schedule                                                    33

                               Prefatory Statement
                               to Form 10-QSB A/1
              Amending Form 10-QSB for quarter ended March 31, 1998

         For the quarter ended March 31, 1998, the Company owned 52.6% of Physicians Clinical Laboratory, Inc. ("PCL"). The results of operations of PCL were accordingly reported by the Company on a consolidated basis for the quarter ended March 31, 1998.

         For each of the quarters ended June 30, 1998 and September 30, 1998, the Company's ownership interest in PCL was reduced from 52.6% to a minority ownership of 49.9%, and the Company accounted for this minority ownership interest by the equity method.

         The quarterly reports of the Company for each of the three quarters ended March 31, 1998, June 30, 1998 and September 30, 1998 included relevant financial information of PCL. At the time the Company prepared the quarterly reports on Form 10-QSB, it was not made aware that PCL had made certain inter-quarter adjustments. The Company became aware of these adjustments only after it filed its quarterly reports for 10-QSB and when PCL completed its year end audit. As a result of PCL having made these adjustments, the Company is making necessary corresponding inter-quarter adjustments to its previously filed reports on Form 10-QSB.

                    United Diagnostic, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                   (Unaudited)


                                                                            MARCH 31           DECEMBER 31
                                                                              1998                1997
                                                                       ----------------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                         $      260,975      $    1,524,942
      Accounts receivable - (net of allowance for doubtful
          accounts of approximately $9,700,000
          and $1,434,900 at March 31, 1998,
          and December 31, 1997, respectively)                               11,234,000          11,000,608
      Inventory                                                              1,093,333           1,139,232
      Prepaid expenses and other current assets                                575,690             333,254
                                                                       ----------------------------------------
Total current assets                                                        13,163,998          13,998,036

Note receivable                                                                100,000             100,000
Equipment and leasehold improvements, net                                    2,513,980           2,758,476
Goodwill (net of accumulated amortization of $90,255
      December 31, 1997, respectively)                                               -             664,336
Deposits                                                                       388,012             436,287
Reorganization value in excess of other identifiable net assets             23,879,605          24,401,605
                                                                       ----------------------------------------
Total Assets                                                           $    40,045,595      $   42,358,740
                                                                       =========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Current portion of long term debt                                $    49,113,734     $    48,251,081
      Current portion of capitalized lease obligations                          15,335             520,055
      Line of credit                                                         4,028,675           4,835,959
      Accounts payable                                                       5,587,566           5,057,184
      Accrued expenses                                                       9,564,536           7,826,434
      Contract payable                                                          55,571              55,571
                                                                       -----------------------------------------

          Total current liabilities                                         68,365,417          66,546,284

Long-term debt                                                               2,340,305           1,904,723
Capitalized lease obligations                                                        -             575,974
Minority Interest                                                          (14,127,214)        (12,654,000)
                                                                       ----------------------------------------

          Total liabilities                                                 56,578,508          56,372,981

Commitments and contingencies                                                        -                   -

Stockholders' equity (deficit):
      Series A convertible preferred stock, $.01 par value;
        2,000,000 authorized; 2,826 issued and outstanding at
        March 31, 1998, and December 31, 1997, (liquidation
        preference of $2,826,000 at March 31, 1998)                                 28                  28
      Common stock, $.01 par value; 50,000,000
          shares authorized; 682,622 shares issued and
          outstanding at March 31, 1998 and December 31, 1997                    6,826               6,826
      Capital in excess of par value                                        39,453,422          39,310,422
      Deferred consulting expense                                              (27,507)            (41,254)
      Accumulated deficit                                                  (55,965,682)        (53,290,263)
                                                                       -----------------------------------------
Total stockholders' equity                                                 (16,532,913)        (14,014,241)
                                                                       -----------------------------------------

Total liabilities and stockholders' equity (deficit)                   $    40,045,595      $   42,358,740
                                                                       =========================================

                    United Diagnostic, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                   (Unaudited)

                                                           FOR THE THREE MONTHS ENDED
                                                          MARCH 31           MARCH 31

                                                            1998               1997
                                                      -----------------------------------
Revenues:
    Assay sales, net                                    $         -         $   29,850
    Laboratory revenues, net                             15,747,736          1,798,361
    Medical billing services revenues                        90,750            109,081
    Contract revenue                                              -              5,540
                                                      -----------------------------------
Total revenues, net                                      15,838,486          1,942,832

Operating costs:
    Laboratory expenses                                  10,460,777          1,418,293
    Medical billing services expenses                       129,473            123,930
    Sales, general and administrative                     4,536,456            892,243
    Research and development                                      -             16,610
    Provision for bad debts                               1,202,576             91,643
    Depreciation and amortization                           890,507            206,349
    Write down of intangibles                               645,472                  -
                                                      -----------------------------------
Total operating costs                                    17,865,261          2,749,068
                                                      -----------------------------------

Operating loss                                           (2,026,775)          (806,236)

Other income (expense):
    Investment and interest income                           28,319             10,265
    Interest expense                                     (2,150,177)          (529,010)
                                                      -----------------------------------
Total other income (expense)                             (2,121,858)          (518,745)
    Net loss before minority interest                    (4,148,633)        (1,324,981)
Minority interest                                         1,473,214                  -
                                                      -----------------------------------
NET LOSS                                                 (2,675,419)        (1,324,981)
    Deemed preferred stock dividends                              -         (1,653,432)
                                                      -----------------------------------
    Loss attributable to common stockholders           $ (2,675,419)       $(2,978,413)
                                                      ===================================

Net loss per common share - basic and diluted            $    (3.92)        $   (95.08)
                                                      ===================================

Weighted average shares outstanding                         682,622             31,324
                                                      ===================================

                    United Diagnostic, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                            FOR THE THREE MONTHS ENDED
                                                                          MARCH 31              MARCH 31
                                                                            1998                  1997
                                                                     -----------------------------------------
OPERATING ACTIVITIES
Net loss                                                                ($2,675,419)        $ (1,324,981)
Adjustments to reconcile net loss to net
    cash used in operating activities:
        Depreciation, amortization and write down of intangibles          1,535,979              215,997
        Provision for bad debt                                            1,202,576               91,643
        Interest expense from issuance of warrants                                -              494,000
        Discount on debt                                                    143,000                    -
        Minority interest                                               ($1,473,214)                   -
        Changes in operating assets and liabilities:
            Accounts receivable, prepaids, inventory
               and other current assets                                 ($1,584,230)             (222,975)
            Accounts payable and accrued expenses                        $2,282,231              (689,650)
                                                                     -----------------------------------------
Net cash used in operating activities                                      (569,077)           (1,435,966)

INVESTING ACTIVITIES
Capital expenditures                                                      ($105,147)              (15,394)
Sale proceeds of Medical Science Institute                                        -             2,512,154
Deferred acquisition costs                                                        -               (48,517)
Issuance of note receivable                                                       -              (100,000)
                                                                     -----------------------------------------
Net cash provided by (used in) investing activities                        (105,147)            2,348,243

FINANCING ACTIVITIES
Proceeds from issuance of debt                                              250,000                  -
Repayment of notes payable and lease obligations                          ($839,743)           (2,074,199)
Repayment of contract payable                                                     -               (10,000)
Proceeds from the sale of common stock                                            -               534,359
                                                                     -----------------------------------------
Net cash used in financing activities                                      (589,743)           (1,549,840)
                                                                     -----------------------------------------
Net decrease in cash and cash equivalents                                (1,263,967)             (637,563)

Cash and cash equivalents at beginning of period                          1,524,942             1,690,538
                                                                     -----------------------------------------
Cash and cash equivalents at end of period                               $  260,975         $   1,052,975
                                                                     =========================================

Supplemental disclosure of cash flow information:

     Interest paid                                                           $  203,494     $      35,010
                                                                     =========================================

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



                    Balance of Page Intentionally Left Blank

Unaudited Pro Forma Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 1998 (in thousands):

                                            HISTORICAL        PCL           NTBM        ADJUSTMENTS         PRO FORMA
                                                              (A)           (B)
                                         ----------------------------------------------------------------------------
Revenues                                     $  15,838    $  (15,747)    $    (91)       $      -           $     -
Operating costs                                 17,865       (16,740)        (131)           (665) (D)          329
Other expense                                    2,121        (2,119)           -               -                 2
                                         ----------------------------------------------------------------------------
Net loss before minority                        (4,148)        3,112           40             665              (331)
Minority interest                                1,473        (1,473)           -               -                 -
                                         ----------------------------------------------------------------------------
Net loss                                     $  (2,675)    $   1,639      $    40       $     665           $  (331)
                                         ============================================================================

Unaudited Pro Forma Condensed Consolidated Balance Sheet at
March 31, 1998 (in thousands):

                                          HISTORICAL        PCL            NTBM        ADJUSTMENTS       PRO FORMA
                                                            (A)            (B)
                                         ----------------------------------------------------------------------------
Cash                                      $    261      $    (13)      $     -      $    4,000 (C)        $ 4,248
Other current assets                        12,903       (12,727)            -               -                176
Property and equipment                       2,514        (2,493)            -               -                 21
Other assets                                24,367       (24,263)            -               -                104
                                         ----------------------------------------------------------------------------
Total assets                             $  40,045     $ (39,496)      $     -      $    4,000            $ 4,549
                                         ============================================================================
Current liabilities                      $  68,365     $ (66,957)      $     -       $       -            $ 1,408
Long-term debt                               2,340        (2,340)            -               -                  -
Minority interest                          (14,127)        14,127            -               -                  -
Common stock and paid-in capital            39,433              -            -          15,676 (F)         55,107
Accumulated deficit                        (55,966)             -            -           4,000 (E)        (51,966)
                                         ----------------------------------------------------------------------------
Total liabilities and equity             $  40,045    $  (55,170)      $     -     $    19,676            $ 4,549
                                         ============================================================================


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

Condensed financial data for Physicians Clinical Laboratory, Inc. only, is as follows:

                                  Balance Sheet
                                   (Unaudited)

                                                     MARCH 31
                                                       1998
                                                -------------------
ASSETS
      Total current assets                           $  12,740,005
      Total long-term assets                            26,756,586
                                                -------------------
Total Assets                                         $  39,496,591
                                                ===================

LIABILITIES AND STOCKHOLDERS' DEFICIT
      Total current liabilities                      $  66,957,066
Long-term debt                                           2,340,305
                                                -------------------
          Total liabilities                             69,297,371
Total stockholders' deficit                            (29,800,780)
                                                -------------------
Total liabilities and stockholders' deficit          $  39,496,591
                                                ===================



                             Statement of Operations
                                   (Unaudited)


                                                FOR THE THREE MONTHS ENDED
                                                        MARCH 31
                                                          1998
                                                   -------------------
Total revenues, net                                  $  15,751,753
Total operating cost                                    16,740,179
                                                   -------------------
Operating loss                                            (988,426)
Total other expense                                     (2,119,566)
                                                   -------------------
NET LOSS                                             $  (3,107,992)
                                                   ===================

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

         In June, 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL. After the sale, United owns 49.9% of the issued and outstanding shares of PCL. The transaction also resulted in amendment of the Stockholder Agreement. The agreement as amended provides the lender stockholder with the right to elect the majority of the board and provides United the rights under certain corporate governance provisions.

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

4.       DEBT

         In March 1998, the Company obtained a loan in the principal amount of $250,000. Principal and interest at 10% are due on the earlier of April 1999 or consummation of a private placement with defined proceeds. The new loan is secured by a pledge of 125,000 shares of PCL stock. As a condition to making the loan, the lender required, and the board approved, issuing the lender warrants to purchase 44,000 shares of common stock stated on a presumed post-reverse split basis. The exercise price will be equal to the closing bid of the common stock on the first business day following the effective date of the reverse split, subject to reduction if a private placement is made following the reverse split at a lower price. The warrants are exercisable until the fifth anniversary of the reverse split. The warrants have not been issued and the exercise price is not determinable since the Company's common stock was delisted prior to the effective date of the reverse split. The Company estimated the value of the warrants using an exercise price based upon market price at the date of the loan as adjusted for the reverse split. The Company recorded a discount on the debt of $143,000 for the prorata warrant value .

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

6.       SUBSEQUENT EVENTS

          a.       SALE OF 750,000 PCL SHARES TO OAKTREE, SALE OF PCL
                   ASSETS TO UNILAB

         In June, 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL (Note 3b). After the sale, United owns 49.9% of the issued and outstanding shares of PCL. The transaction also resulted in amendment of the Stockholder Agreement. The agreement as amended provides the lender stockholder with the right to elect the majority of the board and provides United the rights under certain corporate governance provisions.

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

         In June, 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL. After the sale, United owns 49.9% of the issued and outstanding shares of PCL. The transaction also resulted in amendment of the Stockholder Agreement. The agreement as amended provides the lender stockholder with the right to elect the majority of the board and provides United the rights under certain corporate governance provisions.

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

         Total operating costs for the three months ended March 31, 1998, were $17,865,261 compared to $2,749,068 for the three months ended March 31, 1997. The increase in total operating costs of $15,116,193 is primarily due to the inclusion of PCL's total operating costs for the three months ended March 31, 1998, of $16,740,179 as compared to the inclusion of MSI's total operating costs for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $2,092,447. Without the inclusion of PCL and MSI's total operating costs, total operating costs for the three months ended March 31, 1998, would have been $1,125,082 as compared to $656,621 for the three months ended March 31, 1997. The increase in total operating costs of $468,461 is primarily due to a write down of intangibles of approximately $645,472 recorded in the three months ended March 31, 1998, offset by decreases in selling, general and administrative expenses of approximately $160,000 and laboratory expenses of approximately $43,000 for the three months ended March 31, 1998.

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

         Medical billing services expenses were $129,473 for the three months ended March 31, 1998, as compared to $123,930 for the three months ended March 31, 1997..

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

               The Company reported no research and development expenses for the three months ended March 31, 1998, as compared to $16,610 for the three months ended March 31, 1997. The decrease is primarily due to the closure of ABC's laboratory operations in November 1997.

         Operating loss for the three months ended March 31, 1998, was $2,026,775 compared to $806,236 for the three months ended March 31, 1997. The increase in operating loss of $1,220,539 is primarily due to the inclusion of PCL's operating loss for the three months ended March 31, 1998, of $988,426 as compared to the inclusion of MSI's operating loss for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $294,086. Without the inclusion of PCL and MSI's operating losses, operating losses for the three months ended March 31, 1998, would have been $1,038,349 as compared to $512,150 for the three months ended March 31, 1997. The increase of $526,199 is primarily due to an increase in total operating costs of $468,461 due primarily to a write down of intangibles of approximately $645,472 recorded in the three months ended March 31, 1998, offset by decreases in selling, general and administrative expenses of approximately $160,000 and laboratory expenses of approximately $43,000 for the three months ended March 31, 1998, as well as a decrease in total revenues of $57,738 due primarily to the loss of assay sales resulting from the closure of Analytical Biosystems Corporation's ("ABC") laboratory operations in November 1997.

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

         Interest expense for the three months ended March 31, 1998, was $2,150,177 compared to $529,010 for the three months ended March 31, 1997. The increase in interest expense of $1,621,167 is primarily due to the inclusion of PCL's interest expense for the three months ended March 31, 1998, of $2,147,883 as compared to the Company's interest expense of $529,010 for the three months ended March 31, 1997. Without the inclusion of PCL's interest expense, interest expense for the three months ended March 31, 1998, would have been $2,294 as compared to $529,010 for the three months ended March 31, 1997. The decrease of $526,716 is primarily due to the interest recorded for the fair value of warrants issued in connection with debt in 1997 and interest related to a loan in the principal amount of $2,000,000 obtained by the Company to repay the outstanding balance on a loan in the principal amount of $2,500,000.

         Net loss for the three months ended March 31, 1998, was $2,675,419 as compared to $1,324,981 for the three months ended March 31, 1997. The increase in net loss of $1,350,438 is primarily due to the inclusion of PCL's net loss for the three months ended March 31, 1998, of $3,107,992 less the minority interest of $1,473,214 as compared to the inclusion of MSI's net loss for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $290,823. Without the inclusion of PCL and MSI's net losses, net losses for the three months ended March 31, 1998, would have been $1,040,641 as compared to $1,034,158 for the three months ended March 31, 1997.

         Net loss per share of Common Stock for the three months ended March 31, 1998, was $3.92 compared to $95.08 for the three months ended March 31, 1997. This decrease is primarily due to an increase in weighted average common shares outstanding. Weighted average shares were 682,622 and 31,324 for the three months ended March 31, 1998, and 1997, respectively.

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

         Total assets at March 31, 1998, and December 31, 1997, were $40,045,595 and $42,358,470, respectively. This decrease of $2,312,875 is primarily due to the inclusion of PCL's total assets at March 31, 1998, of $39,496,591 as compared to the inclusion of PCL's total assets at December 31, 1997, of $41,407,163. Without the inclusion of PCL's total assets, total assets at March 31, 1998, would have been $549,004 as compared to $951,307 at December 31, 1997. The decrease of $402,303 is primarily due to the write down of remaining goodwill from the purchase of NTBM Billing Services, Inc. of approximately $646,000, offset by a new loan obtained by the Company in March 1998 in the principal amount of $250,000.

         Current liabilities at March 31, 1998, and December 31, 1997, were $68,365,417 and $66,546,284, respectively. This increase of $1,819,133 is primarily due to the inclusion of PCL's current liabilities at March 31, 1998, of $66,957,066 as compared to the inclusion of PCL's current liabilities at December 31, 1997, of $65,619,254. Without the inclusion of PCL's current liabilities, current liabilities at March 31, 1998, would have been $1,408,351 as compared to $1,168,182 at December 31, 1997. The increase of $240,169 is primarily due to a new loan obtained by the Company in March 1998 in the principal amount of $250,000 less discount (note 4), as well as an increase in accounts payable of approximately $72,000 and accrued expenses of $84,000.

         Total liabilities at March 31, 1998, and December 31, 1997, were $56,578,508 and $56,372,981, respectively. The increase of $205,527 is primarily due to the inclusion of PCL's total liabilities at March 31, 1998, of $69,297,371 as compared to the inclusion of PCL's total liabilities at December 31, 1997, of $68,099,951, offset by the increase in negative minority interest applicable to first quarter loss. Without the inclusion of PCL's total liabilities, total liabilities at March 31, 1998, would have been $1,408,351 as compared to $1,168,182 at December 31, 1997. The increase of $240,169 is primarily due to a new loan obtained by the Company in March 1998 in the principal amount of $250,000 less discount (note 4), as well as an increase in accounts payable of approximately $72,000 and accrued expenses of $84,000.

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

         HISTORICAL LOSSES AND ACCUMULATED DEFICIT OF UNITED; GOING CONCERN QUALIFICATION OF INDEPENDENT AUDITORS' REPORT

         Through the third quarter ended September 30, 1996, the Company was classified as a development-stage company for financial accounting purposes by reason of the fact that it had not generated significant revenues from operations prior to such date. As a result of the acquisition of Prompt Medical Billing and its subsequent operations under NTBM Billing Services, Inc., and the ownership, at that time, of MSI, the Company ceased to be classified as a development-stage company as of December 31, 1996. Since 1990, the Company's principal business has been conducted through its wholly-owned subsidiary, ABC. Prior to 1990, the Company, through other subsidiary corporations, had engaged in other unrelated businesses which have been discontinued. Since inception (February 1, 1982) through March 31, 1998, the Company has incurred an accumulated deficit of approximately $55,965,000. For the fiscal years ended December 31, 1997, 1996 and 1995, and the three months ended March 31, 1998, the Company incurred net losses of approximately $31,626,000, $7,788,000, $2,089,000, and $2,675,000,
respectively. The amount of stockholders deficit at March 31, 1998 was approximately ($16,533,000). The amount of its working capital at March 31, 1998 was approximately ($55,201,000). There can be no assurance that the Company will be able to ultimately identify or acquire any new business or the Company will have adequate financial resources with which to consummate potential transactions that may become available to the Company. In addition, the report of the Company's independent auditors on the consolidated financial statements of the Company for the year ended December 31, 1997, in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, contains an explanatory paragraph that there are certain conditions that raise substantial doubt about the ability to continue as a going concern.

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