Form 10QSB/A
period 1998-06-30
UNITED DIAGNOSTIC INC
filed 2000-01-26
CIK 716778

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

For the transition period from ____________________ to _______________________

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

                             United Diagnostic, Inc.

                         Quarterly Report on Form 10-QSB

                                Table of Contents


                                                                                  PAGE

Prefatory Statement                                                                3

PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements                                                  4
             Notes to Consolidated Financial Statements                            7

Item 2.      Management's Discussion and Analysis of Financial Condition
             And Results of Operations                                            17

PART II  OTHER INFORMATION

Item 1.      Legal Proceedings                                                    29

Item 6.      Exhibits and Reports on Form 8-K                                     32

SIGNATURES                                                                        34

Exhibit 27   Financial Date Schedule                                              35

                               Prefatory Statement
                               to Form 10-QSB A/1
              Amending Form 10-QSB for quarter ended June 30, 1998

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

                    United Diagnostic, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                              JUNE 30             DECEMBER 31
                                                                                1998                  1997

                                                                        ------------------------------------------
ASSETS
Current assets:
     Cash and cash equivalents                                           $     805,886       $    1,524,942
     Accounts receivable - (net of allowance for doubtful
        accounts of approximately $1,434,900 at December 31,
        1997)                                                                        -           11,000,608
     Inventory                                                                       -            1,139,232
     Prepaid expenses and other current assets                                  57,052              333,254
                                                                        ------------------------------------------
Total current assets                                                           862,938           13,998,036

Note receivable                                                                100,000              100,000
Equipment and leasehold improvements, net                                        6,369            2,758,476
Goodwill (net of accumulated amortization of $90,255 at
  December 31, 1997)                                                                 -              664,336
Deposits                                                                         4,371              436,287
Reorganization value in excess of other identifiable net assets                      -           24,401,605
                                                                        ------------------------------------------
Total Assets                                                             $     973,678        $  42,358,740
                                                                        ------------------------------------------
                                                                        ------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt and capitalized lease             $     245,612       $   48,771,136
       obligations
     Line of credit                                                                  -            4,835,959
     Accounts payable                                                          542,117            5,057,184
     Accrued expenses                                                          596,864            7,826,434
     Contract payable                                                           55,571               55,571
                                                                        ------------------------------------------
        Total current liabilities                                            1,440,164           66,546,284

Long-term debt and capitalized lease obligations                                     -            2,480,697
Minority Interest                                                                    -          (12,654,000)
                                                                        ------------------------------------------

        Total liabilities                                                    1,440,164           56,372,981

Commitments and contingencies                                                        -                    -

Stockholders' deficit:

     Series A convertible preferred stock, $.01 par value;
       2,000,000 authorized; 2,826 issued and outstanding at
       June 30, 1998 and December 31, 1997 (liquidation
       preference of $2,826,000 at June 30, 1998)                                   28                   28
     Common stock, $.01 par value; 50,000,000 shares
       authorized; 682,622 shares issued and outstanding at
       June 30, 1998 and December 31, 1997                                       6,826                6,826
     Capital in excess of par value                                         56,466,871           39,310,422
     Deferred consulting expense                                               (13,758)             (41,254)
     Accumulated deficit                                                   (56,926,453)         (53,290,263)
                                                                        ------------------------------------------
Total stockholders' deficit                                                   (466,486)         (14,014,241)
                                                                        ------------------------------------------

Total liabilities and stockholders' deficit                              $     973,678        $  42,358,740
                                                                        ------------------------------------------
                                                                        ------------------------------------------

                    United Diagnostic, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                         FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                         JUNE 30            JUNE 30           JUNE 30          JUNE 30

                                                          1998                1997             1998              1997
                                                     -----------------------------------------------------------------------
Revenues:
    Assay sales, net                                   $       -         $   42,399       $       -          $   72,249
    Laboratory revenues, net                                   -                  -               -           1,798,361
    Medical billing services revenues                     22,428            135,460         113,179             244,541
    Contract revenue                                           -                  -               -               5,540
                                                     -----------------------------------------------------------------------
Total revenues, net                                       22,428            177,859         113,179           2,120,691

Operating costs:
    Laboratory expenses                                        -             46,372               -           1,464,665
    Medical billing services expenses                     38,198            114,471         167,672             238,400
    Sales, general and administrative                    324,809            489,964         655,813           1,382,206
    Research and development                                   -             16,287               -              32,897
    Provision for bad debts                                    -                  -               -              91,643
    Depreciation and amortization                            799             46,075          20,988             252,424
    Write down of intangibles                                  -                  -         645,472                   -
                                                     -----------------------------------------------------------------------
Total operating costs                                    363,806            713,169       1,489,945           3,462,235
                                                     -----------------------------------------------------------------------
Operating loss                                          (341,378)          (535,310)     (1,376,766)         (1,341,544)

Other income (expense):
    Investment and interest income                      750,000              8,715         750,000              18,980
    Equity loss in subsidiary                        (1,339,880)                 -      (2,974,658)                  -
    Interest expense                                    (29,513)            (4,229)        (34,766)           (533,240)
                                                     -----------------------------------------------------------------------
                                                     -----------------------------------------------------------------------
Total other income (expense)                           (619,393)              4,486     (2,259,424)           (514,260)
                                                     -----------------------------------------------------------------------
NET LOSS                                               (960,771)          (530,824)     (3,636,190)         (1,855,804)
    Deemed preferred stock dividends                          -                  -               -          (1,653,432)
                                                     -----------------------------------------------------------------------

    Loss attributable to common stockholders          $(960,771)        $ (530,824)   $ (3,636,190)       $ (3,509,236)
                                                     -----------------------------------------------------------------------
                                                     -----------------------------------------------------------------------
Net loss per common share - basic and diluted         $   (1.41)        $    (9.21)     $    (5.33)         $   (78.87)
                                                     -----------------------------------------------------------------------
                                                     -----------------------------------------------------------------------
Weighted average shares outstanding                     682,622             57,612         682,622              44,494
                                                     -----------------------------------------------------------------------
                                                     -----------------------------------------------------------------------

                    United Diagnostic, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                                             FOR THE SIX MONTHS ENDED
                                                                           JUNE 30                JUNE 30
                                                                             1998                  1997
                                                                     ------------------------------------------
OPERATING ACTIVITIES
Net loss                                                               $ (3,636,190)          $ (1,855,804)
Adjustments to reconcile net loss to net
  cash used in operating activities:
      Depreciation, amortization and write down of intangibles              666,460                277,881
      Provision for bad debt                                                      -                 91,643
      Interest expense from issuance of warrants                                  -                494,000
      Discount on debt                                                      143,000                     -
      Equity in loss in subsidiary                                        2,974,658
      Changes in operating assets and liabilities:
          Accounts receivable, prepaids, inventory
            and other current assets                                         44,708               (342,625)
          Accounts payable and accrued expenses                             460,053               (610,007)
                                                                     ------------------------------------------
Net cash used in operating activities                                       652,689             (1,944,912)

INVESTING ACTIVITIES
Capital proceeds (expenditures), net                                        $10,502                (20,644)
Deconsolidation of Physicians Clinical Lab cash                         (1,462,824)
Sale proceeds of Medical Science Institute                                       -               2,512,154
Deferred acquisition costs                                                       -                 (56,953)
Issuance of note receivable                                                      -                (100,000)
                                                                     ------------------------------------------
Net cash provided by (used in) investing activities                     (1,452,322)              2,334,557

FINANCING ACTIVITIES
Proceeds from issuance of debt                                             250,000                       -
Repayment of notes payable and lease obligations                          (169,423)             (2,133,905)
Repayment of contract payable                                                    -                 (10,000)
Proceeds from the sale of common stock                                           -                 889,001
                                                                     ------------------------------------------
Net cash used in financing activities                                       80,577              (1,254,904)
                                                                     ------------------------------------------
Net decrease in cash and cash equivalents                                 (719,056)               (865,259)
Cash and cash equivalents at beginning of period                         1,524,942               1,690,538
                                                                     ------------------------------------------
Cash and cash equivalents at end of period                              $  805,886            $    825,279
                                                                     ------------------------------------------
                                                                     ------------------------------------------
Supplemental disclosure of cash flow information:
    Interest paid                                                       $   13,766          $    39,240
                                                                     ------------------------------------------
                                                                     ------------------------------------------

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




                     Balance of Page Intentionally Left Blank

Condensed financial data for Physicians Clinical Laboratory, Inc. only, is a follows:

                                  BALANCE SHEET

                                   (UNAUDITED)


                                                                         JUNE 30
                                                                           1998
                                                                     -----------------

ASSETS
    Total current assets                                               $  16,025,000
    Total long-term assets                                                36,725,000
                                                                     -----------------
Total Assets                                                           $  52,750,000
                                                                     =================

LIABILITIES AND STOCKHOLDERS' DEFICIT
    Total current liabilities                                          $  65,636,000
Long-term debt                                                             9,513,000
                                                                     -----------------
        Total liabilities                                                 75,149,000
Total stockholders' deficit                                              (22,399,000)
                                                                     -----------------
Total liabilities and stockholders' deficit                            $  52,750,000
                                                                     =================


                             STATEMENT OF OPERATIONS

                                   (UNAUDITED)

                                                                 FOR THE SIX MONTHS ENDED
                                                                          JUNE 30
                                                                            1998
                                                                     -----------------
Total revenues, net                                                    $  31,291,000
Total operating costs                                                     33,235,000
                                                                     -----------------
Operating loss                                                            (1,944,000)
Total other expense                                                       (4,362,000)
                                                                     -----------------
NET LOSS                                                               $  (6,306,000)
                                                                     =================


                    Balance of Page Intentionally Left Blank

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

5.       DEBT

         In March 1998, the Company obtained a loan in the principal amount of $250,000. Principal and interest at 10% are due on the earlier of April 1999 or consummation of a private placement with defined proceeds. The new loan is secured by a pledge of 125,000 shares of PCL stock. As a condition to making the loan, the lender required, and the board approved, issuing the lender warrants to purchase 44,000 shares of common stock stated on a presumed post-reverse split basis. The exercise price will be equal to the closing bid of the common stock on the first business day following the effective date of the reverse split, subject to reduction if a private placement is made following the reverse split at a lower price. The warrants are exercisable until the fifth anniversary of the reverse split. The warrants have not been issued and the exercise price is not determinable since the Company's common stock was delisted prior to the effective date of the reverse split. The Company estimated the value of the warrants using an exercise price based upon market price at the date of the loan as adjusted for the reverse split. The Company recorded a discount on the debt of $143,000 for the prorata warrant value and recognized $21,000 in interest expense during the six months ended June 30, 1998, relating to the discount (non-cash item).

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

         Equity in loss in subsidiary for the three months ended June 30, 1998, was $1,339,880. On June 10, 1998, the Company sold a portion of its share ownership in PCL, and the Company's ownership percentage in PCL was reduced from 52.6% to 49.9%. As such, subsequent to June 10, 1998, the Company commenced to account for its remaining investment in PCL under the equity method of accounting, rather than the consolidation method. For the second quarter ending June 30, 1998, the Company's proportionate share of PCL losses for the three months ended June 30, 1998, are presented on the statement of operations as equity loss in subsidiary.

         Interest expense for the three months ended June 30, 1998, was $29,513 compared to $4,229 for the three months ended June 30, 1997. The increase of $25,284 is primarily due to the interest recorded in connection with a loan the Company obtained in March 1998 in the principal amount of $250,000. Principal and interest at 10% are due on the earlier of April 1999 or consummation of a private placement with defined proceeds.

         Net loss for the three months ended June 30, 1998, was $960,771 as compared to $530,824 for the three months ended June 30, 1997. The increase in net loss of $429,947 is primarily due to a decrease in operating loss of $193,932 and the sale of 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, offset by the equity in loss in subsidiary of $1,339,880.

         Net loss per share of Common Stock for the three months ended June 30, 1998, was $1.41 compared to $9.21 for the three months ended June 30, 1997. The decrease is primarily due to an increase in weighted average common shares outstanding. Weighted average shares were 682,622 and 57,612 for the three months ended June 30, 1998, and 1997, respectively.

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

         Investment and interest income for the six months ended June 30, 1998, was $750,000 compared to $18,980 for the six months ended June 30, 1997. In June 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL

         Equity in loss in subsidiary for the six months ended June 30, 1998, was $2,974,658. On June 10, 1998, the Company sold a portion of its share ownership in PCL, and the Company's ownership percentage in PCL was reduced from 52.6% to 49.9%. As such, subsequent to June

10, 1998, the Company commenced to account for its remaining investment in PCL under the equity method of accounting, rather than the consolidation method. For the six months ended June 30, 1998, the Company's proportionate share of PCL losses for the six months ended June 30, 1998, are presented on the statement of operations as equity loss in subsidiary. The three months ended March 31, 1998, have been restated to reflect the deconsolidation and the six months ended June 30, 1998, present the Company's share of PCL losses for the six months on the equity method.

         Interest expense for the six months ended June 30, 1998, was $34,766 compared to $533,240 for the six months ended June 30, 1997. The decrease in interest expense of $498,474 is primarily due to the interest recorded for the fair value of warrants issued in connection with debt in 1997 and interest related to a loan in the principal amount of $2,000,000 obtained by the Company to repay the outstanding balance on a loan in the principal amount of $2,500,000. Additionally, the Company obtained a loan in March 1998 in the principal amount of $250,000. Principal and interest at 10% are due on the earlier of April 1999 or consummation of a private placement with defined proceeds.

         Net loss for the six months ended June 30, 1998, was $3,636,190 as compared to $1,855,804 for the six months ended June 30, 1997, which includes MSI's net loss for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $290,823. Without the inclusion of MSI's net losses, net losses for the six months ended June 30, 1998, would have been $3,636,190 as compared to $1,564,981 for the six months ended June 30, 1997. The increase in net loss of $2,071,209 is primarily due to a increase in operating loss of $35,222 and the equity in loss in subsidiary of $2,974,658, offset by the sale of 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000 and a decrease in interest expense of approximately $498,000.

         Net loss per share of Common Stock for the six months ended June 30, 1998, was $5.33 compared to $78.87 for the six months ended June 30, 1997. This decrease is primarily due to an increase in weighted average common shares outstanding. Weighted average shares were 682,622 and 44,494 for the six months ended June 30, 1998, and 1997, respectively.

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

         Current liabilities at June 30, 1998, were $1,440,164 as compared to $66,546,284 at December 31, 1997, which includes PCL's current liabilities at December 31, 1997, of $65,619,254. Without the inclusion of PCL's current liabilities, current liabilities at June 30, 1998, would have been $1,440,164 as compared to $1,168,182 at December 31, 1997. The increase of $271,982 is primarily due to a new loan obtained by the Company in March 1998 in the principal amount of $250,000, as well as an increase in accounts payable and accrued expenses.

         Total liabilities at June 30, 1998, were $1,440,164 as compared to $56,372,981 at December 31, 1997, which includes PCL's total liabilities at December 31, 1997, of $68,099,951, offset by the increase in negative minority interest. Without the inclusion of PCL's total liabilities, total liabilities at June 30, 1998, would have been $1,440,164 as compared to $1,168,182 at December 31, 1997. The increase of $271,982 is primarily due to a new loan obtained by the Company in March 1998 in the principal amount of $250,000, as well as an increase in accounts payable and accrued expenses.

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

         HISTORICAL LOSSES AND ACCUMULATED DEFICIT OF UNITED; GOING CONCERN QUALIFICATION OF INDEPENDENT AUDITORS' REPORT

         Through the third quarter ended September 30, 1996, the Company was classified as a development-stage company for financial accounting purposes by reason of the fact that it had not generated significant revenues from operations prior to such date. As a result of the acquisition of Prompt Medical Billing and its subsequent operations under NTBM Billing Services, Inc., and the ownership, at that time, of MSI, the Company ceased to be classified as a development-stage company as of December 31, 1996. Since 1990, the Company's principal business has been conducted through its wholly-owned subsidiary, ABC. Prior to 1990, the Company, through other subsidiary corporations, had engaged in other unrelated businesses which have been discontinued. Since inception (February 1, 1982) through June 30, 1998, the Company has incurred an accumulated deficit of approximately $56,926,000. For the fiscal years ended December 31, 1997, 1996 and 1995, and the six months ended June 30, 1998, the Company incurred net losses of approximately $31,626,000, $7,788,000, $2,089,000, and $3,636,000, respectively. The amount of stockholders' deficit at June 30, 1998 was approximately $466,000. The amount of its working capital at June 30, 1998, was approximately ($577,000). There can be no assurance that the Company will be able to ultimately identify or acquire any new business or the Company will have adequate financial resources with which to consummate potential transactions that may become available to the Company. In addition, the report of the Company's independent auditors on the consolidated financial statements of the Company for the year ended December 31, 1997, in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, contains an explanatory paragraph that there are certain conditions that raise substantial doubt about the ability to continue as a going concern.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits



            EXHIBIT NO.                       DESCRIPTION
            ----------                        -----------

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