Form 10QSB/A
period 1998-09-30
UNITED DIAGNOSTIC INC
filed 2000-01-26
CIK 716778

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 FORM 10-QSB A/1

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                               ------------------

                                       OR


     /_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


 For the transition period from ______________________ to _____________________


                           Commission File No. 0-11772


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

                             United Diagnostic, Inc.

                         Quarterly Report on Form 10-QSB

                                Table of Contents


                                                                                     PAGE
Prefatory Statement                                                                    3


PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements                                                      4

             Notes to Consolidated Financial Statements                                7

Item 2.      Management's Discussion and Analysis of Financial Condition
             And Results of Operations                                                17

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                                        30

Item 6.      Exhibits and Reports on Form 8-K                                         32

SIGNATURES                                                                            34

Exhibit 27   Financial Date Schedule                                                  35


                               Prefatory Statement
                               to Form 10-QSB A/1
            Amending Form 10-QSB for quarter ended September 30, 1998


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

                    United Diagnostic, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                        September 30            December 31
                                                                            1998                    1997
                                                                   --------------------------------------------
ASSETS
Current assets:
    Cash and cash equivalents                                            $      318,142         $    1,524,942
    Accounts receivable - (net of allowance for doubtful
      accounts of approximately $1,434,900 at December 31, 1997)                      -             11,000,608
    Inventory                                                                         -              1,139,232
    Prepaid expenses and other current assets                                    61,670                333,254
                                                                   --------------------------------------------
Total current assets                                                            379,812             13,998,036

Note receivable                                                                 100,000                100,000
Equipment and leasehold improvements, net                                         5,111              2,758,476
Goodwill (net of accumulated amortization of $90,255
  December 31, 1997)                                                                  -                664,336
Deposits                                                                          4,371                436,287
Reorganization value in excess of other identifiable net
  assets                                                                              -             24,401,605
                                                                   --------------------------------------------
Total Assets                                                              $     489,294         $   42,358,740
                                                                   ============================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long term debt                                     $     246,969        $    48,251,081
    Current portion of capitalized lease obligations                              6,144                520,055
    Line of credit                                                                    -              4,835,959
    Accounts payable                                                            436,722              5,057,184
    Accrued expenses                                                            442,703              7,826,434
    Contract payable                                                             55,571                 55,571
                                                                   --------------------------------------------
       Total current liabilities                                              1,188,109             66,546,284

Long-term debt                                                                        -              1,904,723
Capitalized lease obligations                                                         -                575,974
Minority Interest                                                                     -            (12,654,000)
                                                                   --------------------------------------------
       Total liabilities                                                      1,188,109             56,372,981

Commitments and contingencies                                                         -                      -

Stockholders' (deficit):
    Series A convertible preferred stock, $.01 par value;
      2,000,000 authorized; 2,826 issued and outstanding
      at September 30, 1998, and December 31, 1997,
      (liquidation preference of $2,826,000 at September 30, 1998)                   28                     28
    Common stock, $.01 par value; 50,000,000
      shares authorized; 682,622 shares issued and
      outstanding at September 30, 1998 and December 31, 1997                     6,826                  6,826
    Capital in excess of par value                                           56,466,872             39,310,422
    Deferred consulting expense                                                       -                (41,254)
    Accumulated deficit                                                     (57,172,541)           (53,290,263)
                                                                   --------------------------------------------
Total stockholders' (deficit)                                                  (698,815)           (14,014,241)
                                                                   --------------------------------------------
Total liabilities and stockholders' (deficit)                             $     489,294         $   42,358,740
                                                                   ============================================

                    United Diagnostic, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                   (Unaudited)


                                                            For the three months ended                 For the nine months ended
                                                         September 30        September 30           September 30       September 30
                                                             1998                1997                   1998               1997
                                                      ----------------------------------------------------------------------------
Revenues:
    Assay sales, net                                        $       -         $   (2,140)            $       -         $   70,109
    Laboratory revenues, net                                        -                  -                     -          1,798,361
    Medical billing services revenues                               -            148,125               113,179            392,666
    Contract revenue                                                -                  -                     -              5,540
                                                      ----------------------------------------------------------------------------
Total revenues, net                                                 -            145,985               113,179          2,266,676

Operating costs:
    Laboratory  expenses                                            -             36,249                     -          1,500,914
    Medical billing services expenses                          22,652            128,368               190,323            366,768
    Sales, general and administrative                         181,554            465,759               837,267          1,847,962
    Research and development                                        -             16,043                     -             48,940
    Provision for bad debts                                         -                  -                     -             91,643
    Depreciation and amortization                               1,258             46,238                22,246            298,662
    Write down of intangibles                                       -                  -               645,572                  -
                                                      ----------------------------------------------------------------------------
Total operating costs                                         205,464            692,657             1,695,408          4,154,889
                                                      ----------------------------------------------------------------------------

Operating loss                                               (205,464)          (546,672)           (1,582,229)        (1,888,213)

Other income (expense):
    Investment and interest income                                  -              6,337               750,000             25,317
    Equity loss in subsidiary                                       -                  -            (2,974,658)                 -
    Interest expense                                          (40,625)            (2,543)              (75,391)          (535,783)
                                                      ----------------------------------------------------------------------------
Total other income (expense)                                  (40,625)             3,794            (2,300,049)          (510,466)
                                                      ----------------------------------------------------------------------------

NET LOSS                                                     (246,089)          (542,878)           (3,882,278)        (2,398,679)
    Deemed preferred stock dividends                                -                                        -         (1,653,432)
                                                      ----------------------------------------------------------------------------
    Loss attributable to common stockholders                $(246,089)        $ (542,878)          $(3,882,278)      $ (4,052,111)
                                                      ============================================================================

Net loss per common share - basic and diluted               $   (0.36)        $    (4.18)          $     (5.69)      $     (55.33)
                                                      ============================================================================

Weighted average shares outstanding                           682,622            129,988               682,622             73,230
                                                      ============================================================================


                    United Diagnostic, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                                              For the nine months ended
                                                                             September 30    September 30
                                                                                1998            1997
                                                                     ------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                     $ (3,882,278)   $ (2,398,679)
Adjustments to reconcile net loss to net
  cash used in operating activities:
        Depreciation, amortization and write down of intangibles                  667,818         342,225
        Provision for bad debt                                                          -          91,643
        Interest expense from issuance of warrants                                      -         494,000
        Discount on debt                                                          143,000               -
        Equity in loss in subsidiary                                            2,974,658               -
        Changes in operating assets and liabilities:
            Accounts receivable, prepaids, inventory
               and other current assets                                            40,090        (377,918)
            Accounts payable and accrued expenses                                 214,255        (502,160)
                                                                     ------------------------------------------
Net cash provided by (used in) operating activities                               157,543      (2,350,889)

INVESTING ACTIVITIES
Capital proceeds (expenditures), net                                               10,403         (39,174)
Deconsolidation of Physicians Clinical Lab cash                                (1,462,824)              -
Sale proceeds of Medical Science Institute                                              -       2,512,154
Deferred acquisition costs                                                              -         (56,953)
Issuance of note receivable                                                             -        (100,000)
                                                                     ------------------------------------------
Net cash provided by (used in) investing activities                            (1,452,421)      2,316,027

FINANCING ACTIVITIES
Proceeds from issuance of debt                                                    250,000               -
Repayment of notes payable and lease obligations                                 (161,922)     (2,187,754)
Repayment of contract payable                                                           -         (10,000)
Proceeds from the sale of common stock                                                  -         889,001
                                                                     ------------------------------------------
Net cash provided by (used in) financing activities                                88,078      (1,308,753)
                                                                     ------------------------------------------
Net decrease in cash and cash equivalents                                      (1,206,800)     (1,343,615)
Cash and cash equivalents at beginning of period                                1,524,942       1,690,538
                                                                     ------------------------------------------
Cash and cash equivalents at end of period                                    $   318,142    $    346,923
                                                                     ==========================================
Supplemental disclosure of cash flow information:
     Interest paid                                                            $    27,391    $     41,783
                                                                     ==========================================


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


                    Balance of Page Intentionally Left Blank

         Condensed financial data for Physicians Clinical Laboratory, Inc. only, is a follows:

                                  Balance Sheet
                                   (Unaudited)

                                                      September 30
                                                          1998
                                                      ------------
ASSETS
  Total current assets ...........................     $ 16,408,000
  Total long-term assets .........................       36,101,000
                                                       ------------
Total Assets .....................................     $ 52,509,000
                                                       ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
  Total current liabilities ......................     $ 69,548,000
Long-term debt ...................................        9,402,000
                                                       ------------
  Total liabilities ..............................       78,950,000
Total stockholders' deficit ......................      (26,441,000)
                                                       ------------
Total liabilities and stockholders' deficit ......     $ 52,509,000
                                                       ============


                             Statement of Operations
                                   (Unaudited)

                                         For the nine months ended
                                               September 30
                                                   1998
                                            ------------------
Total revenues, net ......................    $ 46,554,000
Total operating costs ....................      50,175,000
                                              ------------
Operating loss ...........................      (3,621,000)
Total other expense ......................      (6,727,000)
                                              ------------
NET LOSS .................................    $(10,348,000)
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

5.       DEBT

         In March 1998, the Company obtained a loan in the principal amount of $250,000. Principal and interest at 10% are due on the earlier of April 1999 or consummation of a private placement with defined proceeds. The new loan is secured by a pledge of 125,000 shares of PCL stock. As a condition to making the loan, the lender required, and the board approved, issuing the lender warrants to purchase 44,000 shares of common stock stated on a presumed post-reverse split basis. The exercise price will be equal to the closing bid of the common stock on the first business day following the effective date of the reverse split, subject to reduction if a private placement is made following the reverse split at a lower price. The warrants are exercisable until the fifth anniversary of the reverse split. The warrants have not been issued and the exercise price is not determinable since the Company's common stock was delisted prior to the effective date of the reverse split. The Company estimated the value of the warrants using an exercise price based upon market price at the date of the loan as adjusted for the reverse split. The Company recorded a discount on the debt of $143,000 for the prorata warrant value and recognized $48,000 in interest expense during the nine months ended September 30, 1998, relating to the discount (non-cash item).

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

         Interest expense for the three months ended September 30, 1998, was $40,625 compared to $2,543 for the three months ended September 30, 1997. The increase of $38,082 is primarily due to the interest recorded in connection with a loan the Company obtained in March 1998 in the principal amount of $250,000. Principal and interest at 10% are due on the earlier of April 1999 or consummation of a private placement with defined proceeds.

         Net loss for the three months ended September 30, 1998, was $246,089 as compared to $542,878 for the three months ended September 30, 1997. The decrease in net loss of $296,789 is primarily due to a decrease in operating loss of $341,208, offset by a net increase in total other expense of $44,419.

         Net loss per share of Common Stock for the three months ended September 30, 1998, was $.36 compared to $4.18 for the three months ended September 30, 1997. The decrease is primarily due to an increase in weighted average common shares outstanding. Weighted average shares were 682,622 and 129,988 for the three months ended September 30, 1998, and 1997, respectively.

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

         Operating loss for the nine months ended September 30, 1998, was $1,582,229 compared to $1,888,213 for the nine months ended September 30, 1997, which includes MSIs operating loss for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $294,086. Without the inclusion of MSI's operating losses, operating losses for the nine months ended September 30, 1998, would have been $1,582,229 as compared to $1,594,127 for the nine months ended September 30, 1997. The decrease of $11,898 is due to a decrease in total operating costs of $367,034, offset by a decrease in total revenues of $355,136.

         Investment and interest income for the nine months ended September 30, 1998, was $750,000 compared to $25,317 for the nine months ended September 30, 1997. In September 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL

         Equity in loss in subsidiary for the nine months ended September 30, 1998, was $2,974,658. On June 10, 1998, the Company sold a portion of its share ownership in PCL, and the Company's ownership percentage in PCL was reduced from 52.6% to 49.9%. As such, subsequent to June 10, 1998, the Company commenced to account for its remaining investment in PCL under the equity method of accounting, rather than the consolidation method. For the nine months ended September 30, 1998, the Company's proportionate share of PCL losses for the nine months ended September 30, 1998, are presented on the statement of operations as equity loss in subsidiary. The three months ended March 31, 1998, have been restated to reflect the deconsolidation and the nine months ended September 30, 1998, present the Company's share of PCL losses for the nine months on the equity method.

         Interest expense for the nine months ended September 30, 1998, was $75,391 compared to $535,783 for the nine months ended September 30, 1997. The decrease in interest expense of $460,392 is primarily due to the interest recorded for the fair value of warrants issued in connection with debt in 1997 and interest related to a loan in the principal amount of $2,000,000 obtained by the Company to repay the outstanding balance on a loan in the principal amount of $2,500,000. Additionally, the Company obtained a loan in March 1998 in the principal amount of $250,000. Principal and interest at 10% are due on the earlier of April 1999 or consummation of a private placement with defined proceeds.

         Net loss for the nine months ended September 30, 1998, was $3,882,278 as compared to $2,398,679 for the nine months ended September 30, 1997, which includes MSIis net loss for the 57 day period beginning January 1, 1997, and ending February 26, 1997, of $290,823. Without the inclusion of MSI's net losses, net losses for the nine months ended September 30, 1998, would have been $3,882,278 as compared to $2,107,856 for the nine months ended September 30, 1997. The increase in net loss of $1,774,422 is primarily due the equity in loss in subsidiary of $2,974,658, offset by the sale of 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000 and a decrease in interest expense of approximately $460,000.

         Net loss per share of Common Stock for the nine months ended September 30, 1998, was $5.69 compared to $55.33 for the nine months ended September 30, 1997. This decrease is primarily due to an increase in weighted average common shares outstanding. Weighted average shares were 682,622 and 73,230 for the nine months ended September 30, 1998, and 1997, respectively.

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

         Current liabilities at September 30, 1998, were $1,188,109 as compared to $66,546,284 at December 31, 1997, which includes PCL's current liabilities at December 31, 1997, of $65,619,254. Without the inclusion of PCL's current liabilities, current liabilities at September 30, 1998, would have been $1,188,109 as compared to $1,168,182 at December 31, 1997. The increase of $19,927 is primarily due to a new loan obtained by the Company in March 1998 in the principal amount of $250,000, offset by a decrease in capitalized lease obligations as well as principal payments to SBLFC.

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

         HISTORICAL LOSSES AND ACCUMULATED DEFICIT OF UNITED; GOING CONCERN QUALIFICATION OF INDEPENDENT AUDITOR'S REPORT

         Through the third quarter ended September 30, 1996, the Company was classified as a development-stage company for financial accounting purposes by reason of the fact that it had not generated significant revenues from operations prior to such date. As a result of the acquisition of Prompt Medical Billing and its subsequent operations under NTBM Billing Services, Inc., and the ownership, at that time, of MSI, the Company ceased to be classified as a development-stage company as of December 31, 1996. Since
1990, the Company's principal business has been conducted through its wholly-owned subsidiary, ABC. Prior to 1990, the Company, through other subsidiary corporations, had engaged in other unrelated businesses which have been discontinued. Since inception (February 1, 1982) through September 30, 1998, the Company has incurred an accumulated deficit of approximately $57,172,000. For the fiscal years ended December 31, 1997, 1996 and 1995, and the nine months ended September 30, 1998, the Company incurred net losses of approximately $31,626,000, $7,788,000, $2,089,000, and $3,882,000,
respectively. The amount of stockholders' deficit at September 30, 1998 was approximately $699,000. The amount of its working capital at September 30, 1998, was approximately ($808,000). There can be no assurance that the Company will be able to ultimately identify or acquire any new business or the Company will have adequate financial resources with which to consummate potential transactions that may become available to the Company. In addition, the report of the Company's independent auditors on the consolidated financial statements of the Company for the year ended December 31, 1997, in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, contains an explanatory paragraph that there are certain conditions that raise substantial doubt about the ability to continue as a going concern.

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

                                 Page 32 of 36

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