Form 10QSB
period 1999-03-31
UNITED DIAGNOSTIC INC
filed 2000-04-10
CIK 716778

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

     /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

                                       OR

    /__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

   For the transition period from ____________________ to ____________________

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

  Yes __                   No X

         As of March 31, 2000, there were issued and outstanding 682,622 shares of common stock of the registrant, adjusted for a 70 for 1 reverse stock split effected on December 23, 1998.

                  Transitional small business disclosure format

                                    Yes No X

                             United Diagnostic, Inc.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                            PAGE

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements                                             3

            Notes to Consolidated Financial Statements                       6

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                       12

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                               21

Item 6.     Exhibits and Reports on Form 8-K                                23

SIGNATURES                                                                  25

Exhibit 27  Financial Data Schedule                                         26

                    United Diagnostic, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                MARCH 31             December 31
                                                                  1999                  1998
                                                             ------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                      $  44,963           $  176,848
   Prepaid expenses and other current assets                         66,606               69,577
                                                             ------------------------------------
Total current assets                                                111,569              246,425
Equipment, net                                                        4,151                4,631
Deposits                                                                950                4,371
                                                             ------------------------------------
Total Assets                                                      $ 116,670           $  255,427
                                                             ====================================
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
   Current portion of long term debt                              $ 315,269            $ 276,970
   Current portion of capitalized lease obligations                       -                1,165
   Accounts payable                                                 567,508              479,735
   Accrued expenses                                                 550,182              475,457
   Contract payable                                                  55,571               55,571
                                                             ------------------------------------
     Total current liabilities                                    1,488,530            1,288,898
                                                             ------------------------------------
Commitments and contingencies                                             -                    -
Stockholders' (deficit):
   Series A convertible preferred stock, $.01 par
     value; 2,000,000 authorized; 2,826 issued and
     outstanding at March 31, 1999, and December 31, 1998
    (liquidation preference of $2,826,000 at March 31, 1999)             28                   28
   Common stock, $.01 par value; 50,000,000
     shares authorized; 682,622 shares issued and
     outstanding at March 31, 1999, and December 31, 1998             6,826                6,826
   Capital in excess of par value                                56,466,870           56,466,870
   Accumulated deficit                                          (57,845,584)         (57,507,195)
                                                             ------------------------------------
Total stockholders' deficit                                      (1,371,860)          (1,033,471)
                                                             ------------------------------------

Total liabilities and stockholders' deficit                       $ 116,670           $  255,427
                                                             ====================================

                    United Diagnostic, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                      FOR THE THREE MONTHS ENDED
                                                 MARCH 31                  March 31
                                                   1999                      1998
                                               -------------------------------------------
Revenues:
  Laboratory revenues, net                             $     -               $ 15,747,736
  Medical billing services revenues                          -                     90,750
Total revenues, net                                          -                 15,838,486
                                               -------------------------------------------
Operating costs:
  Laboratory  expenses                                       -                 10,460,777
  Medical billing services expenses                          -                    129,473
  Sales, general and administrative expenses           285,663                  4,536,456
  Provision for bad debts                                    -                  1,202,576
  Depreciation and amortization                            480                    890,507
  Write down of intangibles                                  -                    645,472
                                               ------------------------------------------
Total operating costs                                  286,143                 17,865,261
                                               -------------------------------------------
Operating loss                                        (286,143)                (2,026,775)
Other income (expense):
  Investment and interest income                             -                     28,319
  Interest expense                                     (52,246)                (2,150,177)
                                               -------------------------------------------
Total other income (expense)                           (52,246)                (2,121,858)
                                               -------------------------------------------
  Net Loss before minority interest                   (338,389)                (4,148,633)
Minority Interest                                            -                  1,473,214
                                               -------------------------------------------
Net Loss                                           $  (338,389)              $ (2,675,419)
                                               ===========================================
Net loss per common share - basic and diluted      $     (0.50)              $      (3.92)
                                               ===========================================
Weighted average shares outstanding                    682,622                    682,622
                                               ===========================================

                    United Diagnostic, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                  For the three months ended
                                                                MARCH 31               March 31
                                                                  1999                   1998
                                                              ---------------------------------------
OPERATING ACTIVITIES
Net loss                                                          $   (338,389)      $  (2,675,419)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation, amortization and write down of intangibles              480           1,535,979
     Provision for bad debt                                                  -           1,202,576
     Amortization of debt discount                                      43,300             143,000
     Minority interest                                                       -          (1,473,214)
     Changes in operating assets and liabilities:
       Accounts receivable, prepaids, and other current
         assets, inventory and deposits                                  6,392           (1,584,230)
       Accounts payable and accrued expenses                           162,498            2,282,231
                                                              ---------------------------------------
Net cash used in operating activities                                 (125,719)            (569,077)

INVESTING ACTIVITIES
Capital expenditures, net                                                    -             (105,147)
                                                              ---------------------------------------
Net cash used in investing activities                                        -             (105,147)
FINANCING ACTIVITIES
Proceeds from issuance of debt                                               -              250,000
Repayment of notes payable and lease obligations                        (6,166)            (839,743)
                                                              ---------------------------------------
Net cash used in financing activities                                   (6,166)            (589,743)
                                                              ---------------------------------------
Net decrease in cash and cash equivalents                             (131,885)          (1,263,967)
Cash and cash equivalents at beginning of period                       176,848            1,524,942
                                                              ---------------------------------------
Cash and cash equivalents at end of period                          $   44,963            $ 260,975
                                                              =======================================
Supplemental disclosure of cash flow information:
   Taxes paid                                                       $    1,200              $ 4,300
   Interest paid                                                         2,100                1,499
                                                              ---------------------------------------
Total                                                               $    3,300              $ 5,799
                                                              =======================================

                    United Diagnostic, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For the Three Months Ended March 31, 1999

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

     Due to a necessary delay in retaining new independent auditors, compounded by the Company's acquisition of a majority interest in a significant subsidiary in October 1997 which required audited financial statements of such acquired subsidiary, the Company was unable to complete certain financial and textual information required to be included in its annual report on Form 10-KSB for the years ended December 31, 1997 and December 31, 1998, or its quarterly reports on Form 10-QSB for the periods ended March 31, 1998, June 30, 1998, September 30, 1998, March 31, 1999, June 30, 1999, and September 30, 1999, within the time which such reports were otherwise required to be filed. Accordingly, this report on Form 10-QSB for the quarter ended March 31, 1999, is being filed late. The Company's report on Form 10-KSB for the year ended December 31, 1997, was filed on September 2, 1999, Form 10-QSB for the three months ended March 31, 1998, was filed on October 15, 1999, Form 10-QSB A/1 for the three months ended March 31, 1998, was filed on January 26, 2000, Form 10-QSB for the six months ended June 30, 1998, was filed on October 29, 1998, Form 10-QSB A/1 for the six months ended June 30, 1998, was filed on January 26, 2000, Form 10-QSB for the nine months ended September 30, 1998, was filed on November 4, 1999, Form 10-QSB A/1 for the nine months ended September 30, 1998, was filed on January 26, 2000, and Form 10-KSB for the year ended December 31, 1998, was filed on January 13, 2000. The Company has determined that the inclusion by way of subsequent event notes to its consolidated financial statements of certain events and transactions subsequent to March 31, 1999, is necessary to make a fair presentation of the business of the Company and to enable the reader to have a fair understanding of the events and transactions that have transpired. Unless otherwise indicated, as used herein, all references to shares of the Company's Common Stock and to prices with respect to shares of the Company's Common Stock give effect to a seventy to one reverse stock split effective December 23, 1998.

     In the opinion of management of United Diagnostic, Inc., the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 1999, and the results of operations and cash flows for the three months ended March 31, 1999 and 1998.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Analytical Biosystems Corporation ("ABC") (inactive since November 3, 1997), and NTBM Billing Services, Inc. ("NTBM") (inactive since April 1998). The 1998 consolidated financial statements also include the accounts of Physicians Clinical Laboratory, Inc. ("PCL") originally a 52.6%-owned subsidiary of the Company (as of October 3, 1997) and now a 49.9%-owned subsidiary (as of June 16, 1998) (inactive since May 10, 1999, when substantially all of the assets of PCL were sold) (Note 3a). All material intercompany transactions and balances have been eliminated. Where appropriate, prior year amounts have been reclassified for comparative purposes.

     ABC was a clinical oncology laboratory service and research company located in Rhode Island (inactive since November 1997). NTBM was a medical billing service business located in Florida (inactive since April 1998, Note 3b). PCL was a full service medical laboratory facility which operated throughout the State of California (inactive since May 10, 1999, Note 3a).

     The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. The Company has generated no cash from operations and, therefore, has not achieved sufficient revenues to support future operations. The Company had a working capital deficiency at March 31, 1999. In addition, the Company's subsidiary is in default under a substantial portion of its debt agreements, which allows its lenders the right to accelerate the debt repayment. Subsequent to default, PCL sold all of its assets and the consideration for the sale was paid to the debt holders. Historically, the Company has reported consistent going concern opinions for the previous three years. The Company does not have any present, ongoing business which is a source of revenue from operations. These conditions may raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company commenced full consolidation of Physicians Clinical Laboratory, Inc. ("PCL") in October 1997 upon its acquisition of a majority ownership (52.6%) of PCL. During the time which the Company owned a majority interest in PCL, the Company accounted for its investment in PCL under the consolidation method, and continued to recognize its 52.6% share of PCL losses, through June 10, 1998. On June 10, 1998, the Company sold a portion of its share ownership in PCL, and the Company's ownership percentage in PCL was reduced from 52.6% to 49.9%. As such, subsequent to June 10, 1998, the Company commenced to account for its remaining investment in PCL under the equity method of accounting, rather than the consolidation method. Under the equity method, investments are recorded at cost reduced by the Company's proportionate share of losses. Any losses in excess of the investment are not recognized until future profits or additional investments occur. The Company's share of PCL losses recognized from date of acquisition through June 10, 1998, exceeded its investment in PCL. In the deconsolidation of PCL, the Company adjusted its negative investment to zero and recorded the remainder as an adjustment to capital in excess of par value.

     For the three months ended March 31, 1999, the statement of operations includes the operations of a subsidiary which is recorded under the equity method of accounting. For the three months ended March 31, 1998, the statement of operations includes the operations of a subsidiary which is recorded under the consolidation method of accounting. Under the equity method, any positive net investment is presented in the balance sheet, and the share of losses is presented as one amount in the statements of operations. Any losses in excess of the investment are not recognized until future profits or additional investments occur. For the second quarter ending June 30, 1999, the Company's proportionate share of PCL losses for the six months ended June 30, 1998, will be presented on the statement of operations as equity loss in subsidiary. The three months ended March 31, 1998, will be restated to reflect the deconsolidation and the six months ended June 30, 1998, will present the Company's share of PCL losses for the six months on the equity method.

3.   ACQUISITIONS AND DISPOSITIONS

     a.   PHYSICIANS CLINICAL LABORATORY, INC.

     In June, 1998, the Company sold 67,500 shares of its Physicians Clinical Laboratory, Inc. ("PCL") common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL. As a result of the sale, United's ownership was reduced from 52.6% to 49.9% of the issued and outstanding shares of PCL.

     On April 5, 1999, PCL entered into an Asset Purchase Agreement for the sale of the business and substantially all assets to Unilab Corp for a total purchase price of approximately $40 million. The sale closed on May 10, 1999, (Note 5). Concurrent with the sale, the

Stockholder Agreement was amended to provide payment to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999.

     As a result of the above transaction, the Consolidated Financial Statements relating to three months ended March 31, 1999 and 1998, are presented on the basis of the Company's 52.6% and 49.9% ownership of PCL under the consolidation method and equity method of accounting, respectively, as described in Note 2.

     b.   NTBM BILLING SERVICES, INC. (d/b/a PROMPT MEDICAL BILLING)

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

     4.   DEBT

     In March 1998, the Company obtained a loan in the principal amount of $250,000. Principal and interest at 10% are due on the earlier of April 1999 or consummation of a private placement with defined proceeds. This loan was secured by a pledge of 125,000 shares of PCL stock. As a condition to making the loan, the lender required, and the board approved, issuing the lender warrants to purchase 44,000 shares of common stock stated on a presumed post-reverse split basis. The exercise price was to be equal to the closing bid of the common stock on the first business day following the effective date of the reverse split, subject to reduction if a private placement is made following the reverse split at a lower price. The warrants are exercisable until the fifth anniversary of the reverse split. The warrants have not been issued and the exercise price is not determinable since the Company's common stock was delisted prior to the effective date of the reverse split. The Company estimated the value of the warrants using an exercise price based upon market price at the date of the loan as adjusted for the reverse split. The Company recorded a discount on the debt of $143,000 for the prorata warrant value and recognized approximately $43,300 in interest expense during the three months ended March 31, 1999, relating to the discount (non-cash item).

     5.   SUBSEQUENT EVENTS

          SALE OF PCL ASSETS TO UNILAB

     On April 5, 1999, Physicians Clinical Laboratory, Inc. ("PCL") entered into an Asset Purchase Agreement for the sale of the business and substantially all assets to Unilab Corp for a total purchase price of approximately $40 million (Note 3a). The sale closed on May 10, 1999. Concurrent with the sale, the Stockholder Agreement was amended to provide payment to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999.

SAFE HARBOR STATEMENT

     Certain statements in this Form 10-QSB, including information set forth under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). United Diagnostic, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and

Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward-looking statement. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the ability of the Company to identify and obtain a viable business and all of the risks (known and unknown) relating to any new and as yet unidentified business within the timeframe inherent in the Company's cash limitations. The Company, in the future, may need additional funds from loans and/or the sale of equity securities. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to the Company. In addition the report of the Company's independent auditors on the consolidated financial statements of the Company for the year ended December 31, 1998, contains an explanatory paragraph that there are certain conditions that raise substantial doubt about the ability to continue as a going concern. The Company to date has been materially dependent upon the efforts of its President and Chief Executive Officer, Mr. J. Marvin Feigenbaum. The loss of Mr. Feigenbaum's services may have a materially adverse effect upon the business or operations of the Company.

                    Balance of Page Intentionally Left Blank

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  PRELIMINARY NOTES TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1.   HIGHLIGHTS

     On May 10, 1999, Physicians Clinical Laboratory, Inc. ("PCL"), which is 49.9% owned by the Company, disposed of substantially all of its assets to Unilab Corporation ("Unilab") in exchange for a combination of cash, a convertible promissory note of Unilab and Unilab common stock. The sale consideration was valued in the aggregate at approximately $40 million. Until the date of the sale of its assets, PCL had been engaged in the business of providing clinical laboratory services in the State of California. The proceeds of sale were principally used to satisfy a portion of PCL's secured indebtedness, which aggregated approximately $70 million at the time of sale. PCL was in default under all of this indebtedness at the time of the sale.

     No proceeds of the sale of PCL assets were available for distribution to the PCL shareholders. However, in connection with the sale, the Company received a payment of $3,250,000 in cash from certain holders of PCL's secured indebtedness.

2.   DISPOSITIONS

     A.   PHYSICIANS CLINICAL LABORATORY, INC.

     In June, 1998, the Company sold 67,500 shares of its Physicians Clinical Laboratory, Inc. ("PCL") common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL. As a result of the sale, United's ownership was reduced from 52.6% to 49.9% of the issued and outstanding shares of PCL.

     On April 5, 1999, PCL entered into an Asset Purchase Agreement for the sale of the business and substantially all assets to Unilab Corp for a total purchase price of approximately $40 million. The sale closed on May 10, 1999(Note 1 above).

     As a result of the above transaction, the Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the three months ended March 31, 1999 and 1998, are presented on the basis of the Company's 52.6% and 49.9% ownership of PCL under the consolidation method and equity method of accounting, respectively, as described in Note 2.

     B.   NTBM BILLING SERVICES, INC. (d/b/a PROMPT MEDICAL BILLING)

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

     As a result, Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the three months ended March 31, 1998, do include the operations of NTBM; however, the three months ended March 31, 1999, do not include the operations of NTBM.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company commenced full consolidation of Physicians Clinical Laboratory, Inc. ("PCL"), in October 1997 upon its acquisition of a majority ownership (52.6%) of PCL. During the time which the Company owned a majority interest in PCL, the Company accounted for its investment in PCL under the consolidation method, and continued to recognize it's 52.6% share of PCL losses, through June 10, 1998. On June 10, 1998, the Company sold a portion of its share ownership in PCL, and the Company's ownership percentage in PCL was reduced from 52.6% to 49.9%. As such, subsequent to June 10, 1998, the Company commenced to account for its remaining investment in PCL under the equity method of accounting, rather than the consolidation method. Under the equity method, investments are recorded at cost reduced by the Company's proportionate share of losses. Any losses in excess of the investment are not recognized until future profits or additional investments occur. The Company's share of PCL losses recognized from date of acquisition through June 10, 1998, exceeded its investment in PCL. In the deconsolidation of PCL, the Company adjusted its negative investment to zero and recorded the remainder as an adjustment to capital in excess of par value.

     For the three months ended March 31, 1999, the statement of operations includes the operations of a subsidiary which is recorded under the equity method of accounting. For the three months ended March 31, 1998, the statement of operations includes the operations of a subsidiary which is recorded under the consolidation method of accounting. Under the equity method, any positive net investment is presented in the balance sheet, and the share of losses is presented as one amount in the statements of operations. Any losses in excess of the investment are not recognized until future profits or additional investments occur. For the second quarter ending June 30, 1999, the Company's proportionate share of PCL losses for the six months ended June 30, 1998, will be presented on the statement of operations as equity loss in subsidiary. The three months ended March 31, 1998, will be restated to reflect the deconsolidation and the six months ended June 30, 1998, will present the Company's share of PCL losses for the six months on the equity method.

THREE MONTHS ENDED MARCH 31, 1999, COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998

     Results of Operations

     The Company reported no revenues for the three months ended March 31, 1999. Total revenues for the three months ended March 31, 1998, were $15,838,486. The decrease in total revenues of $15,838,486 is primarily due to the inclusion of Physician Clinical Laboratory, Inc.'s ("PCL") total revenues for the three months ended March 31, 1998, of $15,747,736. Without the inclusion of PCL's total revenues, total revenues for the three months ended March 31, 1998, would have been $90,750. The decrease of $90,750 is primarily due to the loss of medical billing services revenues upon the closure of NTBM Billing Services, Inc. ("NTBM") during the second quarter of 1998.

     The Company reported no laboratory revenues for the three months ended March 31, 1999. Laboratory revenues for the three months ended March 31, 1998, were $15,747,736. The decrease in laboratory revenues of $15,747,736 is primarily due to the inclusion of PCL's laboratory revenues for the three months ended March 31, 1998, of $15,747,736. Without the inclusion of PCL's laboratory revenues, the Company would have reported no laboratory revenues for the three months ended March 31, 1998.

     The Company reported no medical billing services revenues for the three months ended March 31, 1999, due to the loss of medical billing services revenues upon the closure of NTBM during the second quarter of 1998. Medical billing services revenues were $90,750 for the three months ended March 31, 1998.

     Total operating costs for the three months ended March 31, 1999, were $286,143 compared to $17,865,261 for the three months ended March 31, 1998. The decrease in total operating costs of $17,579,118 is primarily due to the inclusion of PCL's total operating costs for the three months ended March 31, 1998, of $16,740,179. Without the inclusion of PCL's total operating costs, total operating costs for the three months ended March 31, 1999, would have been $286,143 as compared to $1,125,082 for the three months ended March 31, 1998. The decrease in total operating costs of $838,939 is primarily due to decreases in medical billing services expenses of $129,473, write down of intangibles of $645,472, selling, general and administrative expenses of $44,285 and depreciation and amortization expenses of $19,700.

     The Company reported no laboratory expenses for the three months ended March 31, 1999. Laboratory expenses for the three months ended March 31, 1998, were $10,460,777. The decrease in laboratory expenses of $10,460,777 is primarily due to the inclusion of PCL's laboratory expenses for the three months ended March 31, 1998, of $10,460,777. Without the inclusion of PCL's laboratory expenses, the Company would have reported no laboratory expenses for the three months ended March 31, 1998.

     The Company reported no medical billing services expenses for the three months ended March 31, 1999, due to the reduction of medical billing services expenses upon the closure of NTBM during the second quarter of 1998. Medical billing services expenses were $129,473 for the three months ended March 31, 1998.

     Selling, general and administrative expenses for the three months ended March 31, 1999, were $285,663 compared to $4,536,456 for the three months ended March 31, 1998. The decrease in selling, general and administrative expenses of $4,250,793 is primarily due to the inclusion of PCL's selling, general and administrative expenses for the three months ended March 31, 1998, of $4,206,508. Without the inclusion of PCL's selling, general and administrative expenses, selling, general and administrative expenses for the three months ended March 31, 1999, would have been $285,663 as compared to $329,948 for the three months ended March 31, 1998. The decrease of $44,285 is primarily due to a in travel, accounting, consultants, and office expenses, offset by an increase in legal expenses.

     The Company reported no write down of intangibles for the three months ended March 31, 1999. For the three months ended March 31, 1998, write down of intangibles was $645,472. During 1998, the Company charged off the balance of the remaining goodwill relating to NTBM Billing Services, Inc.

     Operating loss for the three months ended March 31, 1999, was $286,143 compared to $2,026,775 for the three months ended March 31, 1998. The decrease in operating loss of $1,740,632 is primarily due to the inclusion of PCL's operating loss for the three months ended March 31, 1998, of $988,426. Without the inclusion of PCL's operating losses, operating losses for the three months ended March 31, 1999, would have been $286,143 as compared to $1,038,349 for the three months ended March 31, 1998. The decrease of $752,206 is primarily due to a decrease in total operating costs of $838,939, primarily due to decreases in medical billing services expenses of $129,473, write down of intangibles of $645,472, selling, general and administrative expenses of $44,285 and depreciation and amortization expenses of $19,700, offset by a net decrease in total revenues of $86,733 due primarily to the loss of medical billing services revenues upon the closure of NTBM during the second quarter of 1998.

     The Company reported no investment and interest income for the three months ended March 31, 1999. Investment and interest income for the three months ended March 31, 1998, was $28,319. The decrease of $28,319 is primarily due to the inclusion of PCL's investment and interest income for the three months ended March 31, 1998, of $28,317.

     Interest expense for the three months ended March 31, 1999, was $52,246 compared to $2,150,177 for the three months ended March 31, 1998. The decrease in interest expense of $2,097,931 is primarily due to the inclusion of PCL's interest expense for the three months ended March 31, 1998, of $2,147,883. Without the inclusion of PCL's interest expense, interest expense for the three months ended March 31, 1999, would have been $52,246 as compared to $2,294 for the three months ended March 31, 1998. The increase of $49,952 is primarily due to the interest related to a loan in the principal amount of $250,000 obtained by the Company in March 1998, as well as the amortized portion of the debt discount recorded for the estimated value of warrants issued in connection with such debt.

     Net loss for the three months ended March 31, 1999, was $338,389 as compared to $2,675,419 for the three months ended March 31, 1998. The decrease in net loss of $2,337,030 is primarily due to the inclusion of PCL's net loss for the three months ended March 31, 1998, of $3,107,992 less the minority interest of $1,473,214. Without the inclusion of PCL's net loss, net loss for the three months ended March 31, 1998, would have been $1,040,641, compared to $338,389 for the three months ended March 31, 1999. The decrease of $702,252 in primarily due to a decrease in operating loss of $752,206, offset by a net increase in interest expense of $49,954.

     Net loss per share of Common Stock for the three months ended March 31, 1999, was $.50 compared to $3.92 for the three months ended March 31, 1998. The decrease is primarily due to a decrease in net loss. Weighted average shares were 682,622 for the three months ended March 31, 1999, and 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Presently, the Company's sole source for liquidity and capital resources is the balance of cash from the $3.25 million payment received in May 1999. The Company had utilized a portion of this payment to satisfy certain outstanding debts and obligations. The remaining cash on hand will be used for working capital.

     The Company had $44,963 in cash and cash equivalents at March 31, 1999.

     Total current assets were $111,569 at March 31, 1999, as compared to $246,425 at December 31, 1998. The decrease of $134,856 is primarily due to the use of funds to support operating activities and the payment and reduction of current liabilities.

     Prepaid expenses and other current assets were $66,606 at March 31, 1999, as compared to $69,577 at December 31, 1998.

     A note receivable of $100,000 was outstanding at March 31, 1999, and December 31, 1998. During 1998, the Company recorded an allowance against the receivable based upon an evaluation of collectibility and collateral.

     Equipment, net of accumulated depreciation, was $4,151 at March 31, 1999, compared to $4,631 at December 31, 1998.

     Deposits were $950 at March 31, 1999, as compared to $4,371 at December 31, 1998.

     Total assets at March 31, 1999, were $116,670 as compared to $255,427 at December 31, 1998. The decrease of $138,757 is primarily due to a reduction of cash and cash equivalents of $131,885.

     Total current liabilities at March 31, 1999, were $1,488,530 as compared to $1,288,898 at December 31, 1998. The increase of $199,632 is primarily due to a new loan obtained by the Company in March 1998 in the principal amount of $250,000, less a debt discount, as well as increases in accounts payable and accrued expenses.

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

     PLAN OF OPERATIONS AND REQUIREMENT FOR ADDITIONAL FUNDS

     The consolidated financial statements of the Company have been prepared on the basis that the Company will continue as a going concern. Historically, the Company has reported consistent going concern opinions for the previous three years. The Company does not have any present, ongoing business which is a source of revenue from operations. These conditions have raised substantial doubt about the Company's ability to continue as a going concern.

     Through March 31, 1999, the Company generated no cash from operations and, therefore, has not achieved sufficient revenues to support future operations. The Company had a working capital deficiency of approximately $1,377,000 at March 31, 1999. During the twelve months ended December 31, 1998, the Company generated net cash from financing activities of approximately $173,100, which was principally utilized by the Company for general working capital purposes, including cash used from operations of the Company and its then principal subsidiary, NTBM Billing Services, Inc. ("NTBM"). The Company's remaining cash and cash equivalents at March 31, 1999, and December 31, 1998, were approximately $45,000 and $177,000, respectively.

     On May 10, 1999, Physicians Clinical Laboratory, Inc. ("PCL"), which is 49.9% owned by the Company, disposed of substantially all of its assets to Unilab (Note 3a). In connection with the sale of assets by PCL, the Company received a payment of $3.25 million from certain holders of PCL's secured indebtedness (Note 3a). Presently, the Company's sole source for liquidity and capital resources is the balance of cash from the $3.25 million payment received in May 1999. The Company had utilized a portion of this payment to satisfy certain outstanding debts and obligations. The remaining cash on hand will be used for working capital. The Company believes its present cash position is adequate and sufficient for the Company's current cash needs through December 31, 2000. However, no assurances can be given that this action will result in achieving profitability or positive cash flows. The ability of the Company to obtain additional financing or to achieve an adequate level of revenues is dependent upon future events, the outcome of which is presently not determinable. While the Company may seek to raise additional funds through debt or equity financing, no assurance may be given that the Company will be able to do so or, if that such financing is available, that same will be on terms acceptable to the Company.

     EFFECTS OF INFLATION

     The Company does not view the effects of inflation to have a material effect upon its business.

     HISTORICAL LOSSES AND ACCUMULATED DEFICIT OF UNITED; GOING CONCERN QUALIFICATION OF INDEPENDENT AUDITORS' REPORT

     Through the third quarter ended September 30, 1996, the Company was classified as a development-stage company for financial accounting purposes by reason of the fact that it had not generated significant revenues from operations prior to such date. As a result of the acquisition of Prompt Medical Billing and its subsequent operations under NTBM Billing Services, Inc., and the ownership, at that time, of MSI, the Company ceased to be classified as a development-stage company as of December 31, 1996. Since 1990, the Company's principal business had been conducted through its wholly-owned subsidiary, ABC. Prior to 1990, the Company, through other subsidiary corporations, had engaged in other unrelated businesses which have been discontinued. Since inception (February 1, 1982) through March 31, 1999, the Company has incurred an accumulated deficit of approximately $57,846,000. For the fiscal years ended December 31, 1998, 1997, and 1996, and the three months ended March 31, 1999, the Company incurred net losses of approximately $4,217,000, $31,626,000, $7,788,000, and $338,000, respectively. The amount of stockholders' deficit at March 31, 1999, was approximately $1,372,000. The amount of its working capital deficiency at March 31, 1999, was approximately $1,377,000. There can be no assurance that the Company will be able to ultimately identify or acquire any new business or the Company will have adequate financial resources with which to consummate potential transactions that may become available to the Company. In addition, the report of the Company's independent auditors on the consolidated financial statements of the Company for the year ended December 31, 1998, in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, contains an explanatory paragraph that there are certain conditions that raise substantial doubt about the ability to continue as a going concern.

OTHER RISKS

     PLEDGE OF PRINCIPAL ASSETS TO SECURE EXISTING LOANS FROM THE STATE OF RHODE ISLAND

     In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of March 31, 1999, was approximately $82,000). All of the SBLFC loans, including those which are subject to the patent security interest, are further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In March 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $1,000 per month. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral.

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

     On June 1, 1998, the Company was notified by The Nasdaq Stock Market that the Company's Common Stock would be delisted from the Nasdaq Small Cap Market, effective as of the close of business on June 1, 1998. The Company believes that the delisting of the Common Stock has had a depressive effect upon the market price of the Common Stock and adversely affected the liquidity of the Common Stock because, subsequent to May 15, 1998, the Common Stock has been quoted in the "pink sheets" maintained by National Quotation Bureau, Inc., which is not an established trading market.

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

                    Balance of Page Intentionally Left Blank

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

     On December 28, 1999, a motion was filed against the Company by Fausto Mendez, Jr. ("Mendez") in the United States Bankruptcy Court for the Central District of California to reopen the Chapter 11 Case of Medical Science Institute ("MSI"). As part of MSI's Chapter 11 case, the Company purchased the assets of MSI and entered into an Employment Agreement with Mendez, MSI's president. By the Employment Agreement, Mendez was employed by MSI for a period of two years from the effective date of MSI's First Amended Plan of Reorganization ("the Plan"). Subsequent to the purchase of MSI, the Company sold MSI to Physicians Clinical Laboratories, Inc. ("PCL"). The motion alleges that under the Plan and the Employment Agreement, the Company was obligated (1) to issue $2 million in restricted shares of the Company's common stock to Mendez valued using the average market price per share for the fifteen days preceding November 23, 1996, (2) to pay $271,561 of MSI's pre-petition payroll taxes, (3) to provide Mendez term life insurance benefits for the two years of his employment by MSI, (4) to appoint Mendez to a seat on MSI's Board of Directors, and (5) to assume the cost of a certain computer system. The motion further alleges that the Company, and PCL as successor to the Company in MSI, failed to comply with their obligations under the Plan and the Employment Agreement. The motion sought an order to reopen MSI's chapter 11 case in order to construe the terms of the Plan and enforce its terms. On February 9, 2000, the Bankruptcy Court, after a hearing, denied the motion in its entirety and declined to reopen the Chapter 11 case.

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

            27     Financial Data Schedule

     (b)  Reports on Form 8-K

     During the quarter ended March 31, 1999, the following report was filed on Form 8-K by the Registrant:

DATE OF THE REPORT         ITEM REPORTED                     DESCRIPTION OF ITEM

March 12, 1999             Item 5. Other Events              Resignation from Chriss
                                                             Street as Director

     Subsequent to the quarter ended March 31, 1999, the following reports on Form 8-K were filed by the Registrant:

May 20, 1999               Item 5. Other Events              Sale of Physicians Clinical
                                                             Laboratory, Inc.'s assets to
                                                             Unilab Corporation

June 23, 1999              Item 5. Other Events              J. Marvin Feigenbaum's
                                                             Amended and Restated
                                                             Employment Agreement
                                                             Dated May 19, 1999

March 16, 2000             Item 4. Changes in Registrant's   The Company reported the
(Form 8-K/A Amending       Certifying Accountants            termination of Grant
Form 8-K dated                                               Thornton LLP and the
March 3, 2000)             Item 7. Exhibits                  engagement of Richard A.
                                                             Eisner & Company, LLP as
                                                             the Company's independent
                                                             auditors.

SIGNATURES

     In accordance with requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 UNITED DIAGNOSTIC, INC.

Dated:    April 10, 2000                         by: /S/ J. MARVIN FEIGENBAUM
                                                     ------------------------
                                                     J. Marvin Feigenbaum
                                                     President, Chief Executive