Form 10QSB
period 1999-06-30
UNITED DIAGNOSTIC INC
filed 2000-04-10
CIK 716778

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1999

                                       OR

/__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 For the transition period from _____________________ to _______________________

                           Commission File No. 0-11772

                             UNITED DIAGNOSTIC, INC.
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                      25-1411971
----------------------------------            ----------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation of organization)

476 Main Street - Suite 3-DFL Wakefield, Rhode Island              02879
-----------------------------------------------------            ----------
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

                               Yes __            No X

                             United Diagnostic, Inc.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                                                  PAGE
PART I   FINANCIAL INFORMATION

Item 1.           Financial Statements                                                             3
                  Notes to Consolidated Financial Statements                                       6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                       12

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings                                                               23

Item 6.           Exhibits and Reports on Form 8-K                                                25

SIGNATURES                                                                                        27

Exhibit 27        Financial Data Schedule                                                         28

                    United Diagnostic, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                                    June 30             December 31
                                                                                      1999                 1998
                                                                                  ----------------------------------
ASSETS
Current assets:
      Cash and cash equivalents                                                   $   2,163,230        $     176,848
      Prepaid expenses and other current assets                                          21,606               69,577
                                                                                  ----------------------------------
Total current assets                                                                  2,184,836              246,425

Equipment, net                                                                            3,671                4,631
Deposits                                                                                    950                4,371
                                                                                  ----------------------------------
Total Assets                                                                      $   2,189,457        $     255,427
                                                                                  ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
      Current portion of long term debt                                           $      81,969        $     276,970
      Current portion of capitalized lease obligations                                        -                1,165
      Accounts payable                                                                  192,545              479,735
      Accrued expenses                                                                  283,335              475,457
      Contract payable                                                                   55,571               55,571
                                                                                  ----------------------------------

          Total current liabilities                                                     613,420            1,288,898
                                                                                  ----------------------------------

Commitments and contingencies                                                                 -                    -

Stockholders' equity (deficit):
      Series A convertible preferred stock, $.01 par value; 2,000,000 authorized; 2,826 issued and outstanding at June 30, 1999, and
          December 31, 1998
          (liquidation preference of $2,826,000 at June 30, 1999)                            28                   28
      Common stock, $.01 par value; 50,000,000
          shares authorized; 682,622 shares issued and
          outstanding at June 30, 1999, and December 31, 1998                             6,826                6,826
      Capital in excess of par value                                                 59,716,870           56,466,870
      Accumulated deficit                                                           (58,147,687)         (57,507,195)
                                                                                  ----------------------------------
Total stockholders' equity (deficit)                                                  1,576,037           (1,033,471)
                                                                                  ----------------------------------

Total liabilities and stockholders' equity (deficit)                              $   2,189,457        $     255,427
                                                                                  ==================================


                    United Diagnostic, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                   (Unaudited)


                                                       For the three months ended               For the six months ended
                                                     June 30                June 30           June 30              June 30
                                                      1999                    1998             1999                  1998
                                               ---------------------------------------------------------------------------------
Revenues:
    Medical billing services revenues          $               -        $      22,428      $          -        $         113,179
                                               ---------------------------------------------------------------------------------
Total revenues, net                                            -               22,428                 -                  113,179

Operating costs:
    Medical billing services expenses                          -               38,198                 -                  167,672
    Sales, general and administrative expenses           211,125              324,809           496,788                  655,813
    Depreciation and amortization                            481                  799               961                   20,988
    Write down of intangibles                                  -                    -                 -                  645,472
                                               ---------------------------------------------------------------------------------
Total operating                                          211,606              363,806           497,749                1,489,945
                                               ---------------------------------------------------------------------------------

Operating loss                                         (211,606)             (341,378)         (497,749)              (1,376,766)

Other income (expense):
    Non-recurring miscellaneous revenue                3,250,000                    -         3,250,000                        -
    Equity loss in subsidiary                         (3,250,000)          (1,339,880)       (3,250,000)              (2,974,658)
    Investment and interest income                         7,175              750,000             7,175                  750,000
    Interest expense                                     (32,672)             (29,513)          (84,918)                 (34,766)
                                               ---------------------------------------------------------------------------------
Total other income (expense)                             (25,497)            (619,393)          (77,743)              (2,259,424)
                                               ---------------------------------------------------------------------------------

Loss before income taxes                                (237,103)            (960,771)         (575,492)              (3,636,190)

    Income taxes expense                                 (65,000)                   -           (65,000)                       -
                                               ---------------------------------------------------------------------------------

Net loss                                       $        (302,103)       $    (960,771)     $   (640,492)       $      (3,636,190)
                                               =================================================================================

Net loss per common share - basic and diluted  $           (0.44)       $       (1.41)     $      (0.94)       $           (5.33)
                                               =================================================================================

Weighted average shares outstanding                      682,622              682,622           682,622                  682,622
                                               =================================================================================


                    United Diagnostic, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                                               For the six months ended
                                                                            June 30                June 30
                                                                             1999                   1998
                                                                      ---------------------------------------
OPERATING ACTIVITIES
Net loss                                                              $    (640,492)          $    (3,636,190)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
        Depreciation, amortization and write down of intangibles                961                   666,460
        Amortization of debt discount                                        60,000                   143,000
        Equity in loss in subsidiary                                      3,250,000                 2,974,658
        Changes in operating assets and liabilities:
            Accounts receivable, prepaids, and other current
            assets, inventory and deposits                                   51,392                    44,708
            Accounts payable and accrued expenses                          (479,313)                  460,053
                                                                      ---------------------------------------
Net cash provided by operating activities                                 2,242,548                   652,689

INVESTING ACTIVITIES
Capital proceeds, net                                                             -                    10,502
Deconsolidation of Physicians Clinical Laboratory, Inc. cash                      -                (1,462,824)
                                                                      ---------------------------------------
Net cash used in investing activities                                             -                (1,452,322)

FINANCING ACTIVITIES
Proceeds from issuance of debt                                                    -                   250,000
Repayment of notes payable and lease obligations                           (256,166)                 (169,423)
                                                                      ---------------------------------------

Net cash provided by (used in) financing activities                        (256,166)                   80,577
                                                                      ---------------------------------------
Net increase (decrease) in cash and cash equivalents                      1,986,382                  (719,056)

Cash and cash equivalents at beginning of period                            176,848                 1,524,942
                                                                      ---------------------------------------
Cash and cash equivalents at end of period                            $   2,163,230           $       805,886
                                                                      =======================================

Supplemental disclosure of cash flow information:
     Taxes paid                                                       $       1,200           $         6,837
     Interest paid                                                           33,506                     5,885
                                                                      ---------------------------------------
                                                                      $      34,706           $        12,722
                                                                      =======================================


                    United Diagnostic, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     For the Six Months Ended June 30, 1999

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

         Due to a necessary delay in retaining new independent auditors, compounded by the Company's acquisition of a majority interest in a significant subsidiary in October 1997 which required audited financial statements of such acquired subsidiary, the Company was unable to complete certain financial and textual information required to be included in its annual report on Form 10-KSB for the years ended December 31, 1997 and December 31, 1998, or its quarterly reports on Form 10-QSB for the periods ended March 31, 1998, June 30, 1998, September 30, 1998, March 31, 1999, June 30, 1999, and September 30, 1999,
within the time which such reports were otherwise required to be filed. Accordingly, this report on Form 10-QSB for the quarter ended June 30, 1999, is being filed late. The Company's report on Form 10-KSB for the year ended December 31, 1997, was filed on September 2, 1999, Form 10-QSB for the three months ended March 31, 1998, was filed on October 15, 1999, Form 10-QSB A/1 for the three months ended March 31, 1998, was filed on January 26, 2000, Form 10-QSB for the six months ended June 30, 1998, was filed on October 29, 1998, Form 10-QSB A/1 for the six months ended June 30, 1998, was filed on January 26, 2000, Form 10-QSB for the nine months ended September 30, 1998, was filed on November 4, 1999, Form 10-QSB A/1 for the nine months ended September 30, 1998, was filed on January 26, 2000, Form 10-KSB for the year ended December 31, 1998, was filed on January 13, 2000, and Form 10-QSB for the three months ended March 31, 1999, is being filed simultaneously with this Form 10-QSB. Unless otherwise indicated, as used herein, all references to shares of the Company's Common Stock and to prices with respect to shares of the Company's Common Stock give effect to a seventy to one reverse stock split effective December 23, 1998.

         In the opinion of management of United Diagnostic, Inc., the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 1999, and the results of operations and cash flows for the six months ended June 30, 1999 and 1998.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company commenced full consolidation of Physicians Clinical Laboratory, Inc. ("PCL") in October 1997 upon its acquisition of a majority ownership (52.6%) of PCL. During the time which the Company owned a majority interest in PCL, the Company accounted for its investment in PCL under the consolidation method, and continued to recognize its 52.6% share of PCL losses, through June 10, 1998. On June 10, 1998, the Company sold a portion of its share ownership in PCL, and the Company's ownership percentage in PCL was reduced from 52.6% to 49.9%. As such, subsequent to June 10, 1998, the Company commenced to account for its remaining investment in PCL under the equity method of accounting, rather than the consolidation method. Under the equity method, investments are recorded at cost reduced by the Company's proportionate share of losses. Any losses in excess of the investment are not recognized until future profits or additional investments occur. The Company's share of PCL losses recognized from date of acquisition through June 10, 1998, exceeded its investment in PCL. In the deconsolidation of PCL, the Company adjusted its negative investment to zero and recorded the remainder as an adjustment to capital in excess of par value. On April 5, 1999, PCL entered into an Asset Purchase Agreement for the sale of the business and substantially all assets to Unilab Corp for a total purchase price of approximately $40 million. The sale closed on May 10, 1999. Concurrent with the sale, the Stockholder Agreement was amended to provide payment to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999. The transaction was recorded by the Company as non-recurring miscellaneous revenue with a corresponding charge for prior years' unused equity loss in subsidiary. Such equity loss in subsidiary was recorded as an adjustment to capital in excess of par value.

         For the six months ended June 30, 1999, and 1998, the statement of operations includes the operations of a subsidiary which is recorded under the equity method of accounting. Under the equity method, any positive net investment is presented in the balance sheet, and the share of losses is presented as one amount in the statements of operations. Any losses in excess of the investment are not recognized until future profits or additional investments occur. For the six months ended June 30, 1999, and 1998, the Company's proportionate share of PCL losses are presented on the statement of operations as equity loss in subsidiary. The three months ended March 31, 1998, was restated to reflect the deconsolidation and the six months ended June 30, 1998, presents the Company's share of PCL losses for the six months on the equity method.

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

         As a result of the above transaction, the Consolidated Financial Statements relating to six months ended June 30, 1999 and 1998, are presented on the basis of the Company's 49.9% ownership of PCL under the equity method of accounting as described in Note 2.

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

4.       DEBT

         In March 1998, the Company obtained a loan in the principal amount of $250,000. Principal and interest at 10% were due on the earlier of April 1999 or consummation of a private placement with defined proceeds. Principal and interest were paid in full on May 13, 1999. This loan was secured by a pledge of 125,000 shares of PCL stock. As a condition to making the loan, the lender required, and the board approved, issuing the lender warrants to purchase 44,000 shares of common stock stated on a presumed post-reverse split basis. The exercise price was to be equal to the closing bid of the common stock on the first business day following the effective date of the reverse split, subject to reduction if a private placement is made following the reverse split at a lower price. The warrants are exercisable until the fifth anniversary of the reverse split. The warrants have not been issued and the exercise price is not determinable since the Company's common stock was delisted prior to the effective date of the reverse split. The Company estimated the value of the warrants using an exercise price based upon market price at the date of the loan as adjusted for the reverse split. The Company recorded a discount on the debt of $143,000 for the prorata warrant value and recognized approximately $60,000 in interest expense during the six months ended June 30, 1999, relating to the discount (non-cash item).

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

         On April 5, 1999, PCL entered into an Asset Purchase Agreement for the sale of the business and substantially all assets to Unilab Corp for a total purchase price of approximately $40 million. The sale closed on May 10, 1999 (Note 1 above).

         As a result of the above transaction, the Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the six months ended June 30, 1999 and 1998, are presented on the basis of the Company's 49.9% ownership of PCL under the equity method of accounting as described in
Note 2.

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

         As a result, Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the six months ended June 30, 1998, do include the operations of NTBM; however, the six months ended June 30, 1999, do not include the operations of NTBM.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company commenced full consolidation of Physicians Clinical Laboratory, Inc. ("PCL"), in October 1997 upon its acquisition of a majority ownership (52.6%) of PCL. During the time which the Company owned a majority interest in PCL, the Company accounted for its investment in PCL under the consolidation method, and continued to recognize it's 52.6% share of PCL losses, through June 10, 1998. On June 10, 1998, the Company sold a portion of its share ownership in PCL, and the Company's ownership percentage in PCL was reduced from 52.6% to 49.9%. As such, subsequent to June 10, 1998, the Company commenced to account for its remaining investment in PCL under the equity method of accounting, rather than the consolidation method. Under the equity method, investments are recorded at cost reduced by the Company's proportionate share of losses. Any losses in excess of the investment are not recognized until future profits or additional investments occur. The Company's share of PCL losses recognized from date of acquisition through June 10, 1998, exceeded its investment in PCL. In the deconsolidation of PCL, the Company adjusted its negative investment to zero and recorded the remainder as an adjustment to capital in excess of par value. On April 5, 1999, PCL entered into an Asset Purchase Agreement for the sale of the business and substantially all assets to Unilab Corp for a total purchase price of approximately $40 million. The sale closed on May 10, 1999. Concurrent with the sale, the Stockholder Agreement was amended to provide payment to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999. The transaction was recorded by the Company as other income and the equity loss in subsidiary was recorded as an adjustment to capital in excess of par value.

         For the six months ended June 30, 1999, and 1998, the statement of operations includes the operations of a subsidiary which is recorded under the equity method of accounting. Under the equity method, any positive net investment is presented in the balance sheet, and the share of losses is presented as one amount in the statements of operations. Any losses in excess of the investment are not recognized until future profits or additional investments occur. For the six months ended June 30, 1999, and 1998, the Company's proportionate share of PCL losses are presented on the statement of operations as equity loss in subsidiary. The three months ended March 31, 1998, was restated to reflect the deconsolidation and the six months ended June 30, 1998, presents the Company's share of PCL losses for the six months on the equity method.

THREE MONTHS ENDED JUNE 30, 1999, COMPARED WITH THREE MONTHS ENDED JUNE 30, 1998

         Results of Operations

         The Company reported no operating revenues for the three months ended June 30, 1999. Total operating revenues for the three months ended June 30, 1998, were $22,428. The decrease in total operating revenues is primarily due to the loss of medical billing services revenues upon the closure of NTBM Billing Services, Inc. ("NTBM") during the second quarter of 1998.

         The Company reported no medical billing services revenues for the three months ended June 30, 1999, due to the loss of medical billing services revenues upon the closure of NTBM during the second quarter of 1998. Medical billing services revenues were $22,428 for the three months ended June 30, 1998.

         Total operating costs for the three months ended June 30, 1999, were $211,606 compared to $363,806 for the three months ended June 30, 1998. The decrease in total operating costs of $152,200 is primarily due to decreases in medical billing services expenses of $38,198, and selling, general and administrative expenses of $113,684.

         The Company reported no medical billing services expenses for the three months ended June 30, 1999, due to the reduction of medical billing services expenses upon the closure of NTBM during the second quarter of 1998. Medical billing services expenses were $38,198 for the three months ended June 30, 1998.

         Selling, general and administrative expenses for the three months ended June 30, 1999, were $211,125 compared to $324,809 for the three months ended June 30, 1998. The decrease in selling, general and administrative expenses of $113,684 is primarily due to decreases in consultants, accounting, legal and proxy expenses.

         Operating loss for the three months ended June 30, 1999, was $211,606 compared to $341,378 for the three months ended June 30, 1998. The decrease in operating loss of $129,772 is primarily due to a decrease in total operating costs of $152,200, primarily due to decreases in medical billing services expenses of $38,198 and selling, general and administrative expenses of $113,684, offset by a decrease in total revenues of $22,428 due primarily to the loss of medical billing services revenues upon the closure of NTBM during the second quarter of 1998.

         Non-recurring miscellaneous revenue for the three months ended June 30, 1999, was $3,250,000. Concurrent with the sale of PCL assets to Unilab (Note
3a), a payment was provided to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999. The transaction was recorded by the Company as non-recurring miscellaneous revenue with a corresponding charge for prior years' unused equity loss in subsidiary. Such equity loss in subsidiary was recorded as an adjustment to capital in excess of par value.

         Equity loss in subsidiary for the three months ended June 30, 1999, was $3,250,000. Concurrent with the sale of PCL assets to Unilab (Note 3a), a payment was provided to the

Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999. The transaction was recorded by the Company as non-recurring miscellaneous revenue with a corresponding charge for prior years' unused equity loss in subsidiary. Such equity loss in subsidiary was recorded as an adjustment to capital in excess of par value.

         Investment and interest income for the three months ended June 30, 1999, was $7,175 compared to $750,000 for the three months ended June 30, 1998. In June 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL.

         Interest expense for the three months ended June 30, 1999, was $36,672 compared to $29,513 for the three months ended June 30, 1998. The interest is primarily related to a loan in the principal amount of $250,000 obtained by the Company in March 1998, comprised of accrued interest for the period and the amortized portion of the original portion of debt discount recorded for the original estimated value of warrants issued in connection with such debt. Principal and interest were paid in full on May 13, 1999.

         Loss before income taxes for the three months ended June 30, 1999, was $237,103 as compared to $960,771 for the three months ended June 30, 1998. The decrease in loss before income taxes of $723,668 is primarily due to decreases in equity loss in subsidiary of $1,339,880 as well as operating loss of $129,772, offset by a decrease in investment and interest income of $750,000. In June 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL.

         Income taxes expense for the three months ended June 30, 1999, was $65,000. An estimated alternative minimum tax expense was incurred by the Company upon the receipt of $3.25 million in non-recurring miscellaneous revenue. Concurrent with the sale of PCL assets to Unilab (Note 3a), a payment was provided to the Company of $3.25 million in cash upon satisfaction of certain conditions.

         Net loss for the three months ended June 30, 1999, was $302,103 as compared to $960,771 for the three months ended June 30, 1998. The decrease in net loss of $658,668 is primarily due to decreases in equity loss in subsidiary of $1,339,880 as well as operating loss of $129,772, offset by a decrease in investment and interest income of $750,000 and an increase in income taxes expense of $65,000.

         Net loss per share of Common Stock for the three months ended June 30, 1999, was $.44 compared to $1.41 for the three months ended June 30, 1998. The decrease is primarily due to a decrease in net loss. Weighted average shares were 682,622 for the three months ended June 30, 1999, and 1998.

SIX MONTHS ENDED JUNE 30, 1999, COMPARED WITH SIX MONTHS ENDED JUNE 30, 1998

         Results of Operations

         The Company reported no operating revenues for the six months ended June 30, 1999. Total operating revenues for the six months ended June 30, 1998, were $113,179. The decrease in total operating revenues is primarily due to the loss of medical billing services revenues upon the closure of NTBM Billing Services, Inc. ("NTBM") during the second quarter of 1998.

         The Company reported no medical billing services revenues for the six months ended June 30, 1999, due to the closure of NTBM during the second quarter of 1998. Medical billing services revenues were $113,179 for the six months ended June 30, 1998.

         Total operating costs for the six months ended June 30, 1999, were $497,749 compared to $1,489,945 for the six months ended June 30, 1998. The decrease in total operating costs of $992,196 is primarily due to decreases in medical billing services expenses of $167,672, selling, general and administrative expenses of $159,025, depreciation and amortization expense of $20,027 and write down of intangibles of $645,472.

         The Company reported no medical billing services expenses for the six months ended June 30, 1999, due to the closure of NTBM during the second quarter of 1998. Medical billing services expenses were $167,672 for the six months ended June 30, 1998.

         Selling, general and administrative expenses for the six months ended June 30, 1999, were $496,788 compared to $655,813 for the six months ended June 30, 1998. The decrease in selling, general and administrative expenses of $159,025 is primarily due to decreases in travel, consultants, accounting, legal and proxy expenses.

         The Company reported no write down of intangibles for the six months ended June 30, 1999. For the six months ended June 30, 1998, write down of intangibles was $645,472. During 1998, the Company charged off the balance of the remaining goodwill relating to NTBM Billing Services, Inc.

         Operating loss for the six months ended June 30, 1999, was $497,749 compared to $1,376,766 for the six months ended June 30, 1998. The decrease in operating loss of $879,017 is primarily due to a decrease in total operating costs of $992,196, offset by a decrease in medical billing revenues of $113,179 due to the closure of NTBM during the second quarter of 1998. The decrease in total operating costs is primarily due to decreases in medical billing services expenses of $167,672, selling, general and administrative expenses of $159,025, depreciation and amortization expense of $20,027 and write down of intangibles of $645,472.

         Non-recurring miscellaneous revenue for the six months ended June 30, 1999, was $3,250,000. Concurrent with the sale of PCL assets to Unilab (Note
3a), a payment was provided to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999. The transaction was recorded by the Company as non-recurring miscellaneous revenue with a corresponding charge for prior years' unused equity loss in subsidiary. Such equity loss in subsidiary was recorded as an adjustment to capital in excess of par value.

         Equity loss in subsidiary for the six months ended June 30, 1999, was $3,250,000. Concurrent with the sale of PCL assets to Unilab (Note 3a), a payment was provided to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999. The transaction was recorded by the Company as non-recurring miscellaneous revenue with a corresponding charge for prior years' unused equity loss in subsidiary. Such equity loss in subsidiary was recorded as an adjustment to capital in excess of par value.

         Investment and interest income for the six months ended June 30, 1999, was $7,175 compared to $750,000 for the six months ended June 30, 1998. In June 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL.

         Interest expense for the six months ended June 30, 1999, was $84,918 compared to $34,766 for the six months ended June 30, 1998. The interest is primarily related to a loan in the principal amount of $250,000 obtained by the Company in March 1998, comprised of accrued interest for the period and the amortized portion of the original portion of debt discount recorded for the estimated value of warrants issued in connection with such debt. Principal and interest were paid in full on May 13, 1999.

         Loss before income taxes for the six months ended June 30, 1999, was $575,492 as compared to $3,636,190 for the six months ended June 30, 1998. The decrease in loss before income taxes of $3,060,698 is primarily due to decreases in equity loss in subsidiary of $2,974,658, as well as, operating loss of $879,017, offset by a decrease in investment and interest income of $750,000. In June 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL.

         Income taxes expense for the six months ended June 30, 1999, was $65,000. An estimated alternative minimum tax expense was incurred by the Company upon the receipt of $3.25 million in non-recurring miscellaneous revenue. Concurrent with the sale of PCL assets to Unilab (Note 3a), a payment was provided to the Company of $3.25 million in cash upon satisfaction of certain conditions.

         Net loss for the six months ended June 30, 1999, was $640,492 as compared to $3,636,190 for the six months ended June 30, 1998. The decrease in net loss of $2,995,698 is primarily due to decreases in equity loss in subsidiary of $2,974,658, as well as, operating loss of $879,017, offset by a decrease in investment and interest income of $750,000 and increase in income taxes expense of $65,000.

         Net loss per share of Common Stock for the six months ended June 30, 1999, was $.94 compared to $5.33 for the six months ended June 30, 1998. The decrease is primarily due to a decrease in net loss. Weighted average shares were 682,622 for the six months ended June 30, 1999, and 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Presently, the Company's sole source for liquidity and capital resources is the balance of cash from the $3.25 million payment received in May 1999. The Company had utilized a portion of this payment to satisfy certain outstanding debts and obligations. The remaining cash on hand will be used for working capital.

         The Company had $2,163,230 in cash and cash equivalents at June 30, 1999.

         Total current assets were $2,184,836 at June 30, 1999, as compared to $246,425 at December 31, 1998. The increase of $1,938,411 is primarily due to a net increase of cash and cash equivalents of $1,986,382. On May 10, 1999, substantially all of PCL assets were sold to Unilab Corp. (Note 3). Concurrent with the sale, the Stockholder Agreement was amended to provide payment to the Company of $3,250,000 in cash upon satisfaction of certain conditions. The Company received this payment on May 10, 1999. The increase in cash of $3,250,000 is offset by the decrease in current liabilities of $740,479 and the use of funds to support operating activities.

         Prepaid expenses and other current assets were $21,606 at June 30, 1999, as compared to $69,577 at December 31, 1998.

         A note receivable of $100,000 was outstanding at June 30, 1999, and December 31, 1998. During 1998, the Company recorded an allowance against the receivable based upon an evaluation of collectibility and collateral.

         Equipment, net of accumulated depreciation, was $3,671 at June 30, 1999, compared to $4,631 at December 31, 1998.

         Deposits were $950 at June 30, 1999, as compared to $4,371 at December 31, 1998.

         Total assets at June 30, 1999, were $2,189,457 as compared to $255,427 at December 31, 1998. The increase of $1,934,030 is primarily due to a net increase of cash and cash equivalents of $1,986,382, offset by a decrease in prepaid expenses and other current assets of $47,971.

         Total current liabilities at June 30, 1999, were $613,420 as compared to $1,288,898 at December 31, 1998. The decrease of $740,479 is primarily due to decreases in current portion of long-term debt of $195,001, accounts payable of $287,190 and accrued expenses of $257,123.

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

         Through June 30, 1999, the Company generated no cash from operations and, therefore, has not achieved sufficient revenues to support future operations. The Company had working capital of approximately $1,636,000 at June 30, 1999. During the twelve months ended December 31, 1998, the Company generated net cash from financing activities of approximately $173,100, which was principally utilized by the Company for general working capital purposes, including cash used from operations of the Company and its then principal subsidiary, NTBM Billing Services, Inc. ("NTBM"). The Company's remaining cash and cash equivalents at June 30, 1999, and December 31, 1998, were approximately$2,163,230 and $177,000, respectively.

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

         HISTORICAL LOSSES AND ACCUMULATED DEFICIT OF UNITED; GOING CONCERN QUALIFICATION OF INDEPENDENT AUDITORS' REPORT

         Through the third quarter ended September 30, 1996, the Company was classified as a development-stage company for financial accounting purposes by reason of the fact that it had not generated significant revenues from operations prior to such date. As a result of the acquisition of Prompt Medical Billing and its subsequent operations under NTBM Billing Services, Inc., and the ownership, at that time, of MSI, the Company ceased to be classified as a development-stage company as of December 31, 1996. Since 1990, the Company's principal business had been conducted through its wholly-owned subsidiary, ABC. Prior to 1990, the Company, through other subsidiary corporations, had engaged in other unrelated businesses which have been discontinued. Since inception (February 1, 1982) through June 30, 1999, the Company has incurred an accumulated deficit of approximately$58,083,000. For the fiscal years ended December 31, 1998, 1997, and 1996, and the six months ended June 30, 1999, the Company incurred net losses of approximately $4,217,000, $31,626,000, $7,788,000, and $575,000, respectively. The amount of stockholders' equity at June 30, 1999 was approximately $1,641,000. The amount of its working capital at June 30, 1999, was approximately $1,636,000. There can be no assurance that the Company will be able to ultimately identify or acquire any new business or the Company will have adequate financial resources with which to consummate potential transactions that may become available to the Company. In addition, the report of the Company's independent auditors on the consolidated financial statements of the Company for the year ended December 31, 1998, in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998, contains an explanatory paragraph that there are certain conditions that raise substantial doubt about the ability to continue as a going concern.

OTHER RISKS

         PLEDGE OF PRINCIPAL ASSETS TO SECURE EXISTING LOANS FROM THE STATE OF RHODE ISLAND

         In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of June 30, 1999, was approximately $82,000). All of the SBLFC loans, including those which are subject to the patent security interest, are further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In March 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $1,000 per month. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral.

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

         (b)      Reports on Form 8-K

         During the quarter ended June 30, 1999, the following report was filed on Form 8-K by the Registrant:


May 20, 1999           Item 5.  Other Events              Sale of Physicians Clinical
                                                          Laboratory, Inc.'s assets to
                                                          Unilab Corporation

June 23, 1999          Item 5.  Other Events              J. Marvin Feigenbaum's
                                                          Amended and Restated
                                                          Employment Agreement
                                                          Dated May 19, 1999

         Subsequent to the quarter ended June 30, 1999, the following reports on Form 8-K were filed by the Registrant:


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