Form 10KSB
period 1999-12-31
UNITED DIAGNOSTIC INC
filed 2000-05-31
CIK 716778

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

           /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                       OR

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

             Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. /X/

             Transitional Small Business Disclosure Format (check one):
Yes / /    No  /X/

             On May 24, 2000, the aggregate market value of the voting stock of United Diagnostic, Inc. held by nonaffiliates of the registrant was approximately $42,664. The Company's common stock is reported in the "pink sheets" maintained by the National Quotation Bureau, LLC. The Company does not believe that its common stock is the subject of an active market. On May 24, 2000, the high bid and low ask prices of such stock as reported in the "pink sheets" were $75.00 and $0.15, respectively. For purposes of calculating the market value of the Company's common stock, the Company has utilized $0.0625, the closing sale price for the common stock as reported by the "pink sheets" on May 10, 2000, the last date on which an actual transaction was reported.

             The registrant had 682,622 shares of common stock, $.01 par value per share, outstanding at May 24, 2000.

                   Documents Incorporated by Reference: None.

                             UNITED DIAGNOSTIC, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                                                               PAGE

PART I............................................................................................................1
         ITEM 1.           DESCRIPTION OF BUSINESS................................................................1
         ITEM 2.           DESCRIPTION OF PROPERTIES..............................................................6
         ITEM 3.           LEGAL PROCEEDINGS......................................................................6
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................8

PART II...........................................................................................................9

         ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS...............9
         ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.10
         ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................15
         ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..15

PART III.........................................................................................................17

         ITEM 9.           DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT......................................17
         ITEM 10.          EXECUTIVE COMPENSATION................................................................20
         ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................25
         ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................26
         ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.......................27

SIGNATURES.......................................................................................................28

EXHIBIT INDEX....................................................................................................30


                                     PART I

SPECIAL NOTE REGARDING LATE FILING OF ANNUAL AND QUARTERLY REPORTS

         Due to the Registrant's delay in retaining new independent auditors, compounded by the Registrant's acquisition of a majority interest in a significant subsidiary in October 1997 which required audited financial statements of such acquired subsidiary, the Registrant was unable to complete certain financial and textual information required to be included in its annual report on Form 10-KSB for the years ended December 31, 1997, December 31, 1998, and December 31, 1999, or its quarterly reports on Form 10-QSB for the periods ended March 31, 1998, June 30, 1998, September 30, 1998, March 31, 1999, June 30, 1999, and September 30, 1999, within the time which such reports were otherwise required to be filed. The Company's annual report on Form 10-KSB for the year ended December 31, 1997 was filed on September 3, 1999, its quarterly report on Form 10-QSB for the three months ended March 31, 1998 was filed on October 15, 1999 and subsequently amended on January 26, 2000, its quarterly report on Form 10-QSB for the six months ended June 30, 1998 was filed on October 29, 1999 and subsequently amended on January 26, 2000, and its quarterly report on Form 10-QSB for the nine months ended September 30, 1998 was filed on November 4, 1999 and subsequently amended on January 26, 2000. The Company's annual report on Form 10-KSB for the year ended December 31, 1998 was filed on January 13, 2000. The Company's quarterly reports on Form 10-QSB for the three months ended March 31, 1999, six months ended June 30, 1999, and nine months ended September 30, 1999 were filed on April 10, 2000. The Company is filing herewith its annual report on Form 10-KSB for the year ended December 31, 1999. Unless otherwise indicated, as used herein, all references to shares of the Company's Common Stock and to prices with respect to shares of the Company's Common Stock give effect to a 1-for-70 reverse stock split effective December 23, 1998.

ITEM 1.  DESCRIPTION OF BUSINESS

ORGANIZATION

         United Diagnostic, Inc. (hereinafter referred to as "United" or the "Company"), was originally organized under the laws of the State of Delaware in September 1981 under the name "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to "Nu-Tech Bio-Med, Inc." Effective December 23, 1998, the Company changed its name to its present name. One of the Company's wholly-owned subsidiaries, Analytical Biosystems Corp. ("ABC") (inactive since November 3, 1997), was organized under the laws of the State of Delaware in August, 1985. On October 21, 1996, the Company acquired substantially all of the medical billing service assets of Prompt Medical Billing, Inc. through the Company's wholly-owned subsidiary, NTBM Billing Services Inc. (inactive since April, 1998), organized under the laws of the State of Delaware on September 10, 1996. Physicians Clinical Laboratory, Inc. ("PCL"), originally a 52.6%-owned subsidiary of the Company (as of October 3, 1997) and now a 49.9%-owned subsidiary (as of June 16, 1998) (inactive since May 10, 1999 when substantially all of the assets of PCL were sold), was organized under the laws of the State of Delaware in April, 1992. Medical Science Institute, Inc. ("MSI"), organized under the laws of the State of California on January 9, 1985, was a wholly owned subsidiary of United from November 18, 1996 until February 26, 1997, when United sold its equity interests in MSI to PCL. Effective December 15, 1997, the Company's executive offices are located at 476 Main Street, Suite 3-DFL, Wakefield, Rhode Island 02879, telephone number (401) 789-9995.

CERTAIN BUSINESS, OPERATIONAL AND BACKGROUND INFORMATION

         From 1990 until 1997, the Company operated, through its ABC subsidiary, principally as a specialized clinical oncology laboratory service and research company. Its principal business was the development, marketing and performance of an IN VITRO chemosensitivity assay known as the Fluorescent Cytoprint Assay ("FCA"). During that period, however, revenues attributable to sales of the FCA did not reach a material level. The inability of the Company to increase sales of the FCA was, in the opinion of management, principally attributable to the refusal of most insurance carriers to reimburse patients and hospitals for performance of the FCA by the Company. In large part as a consequence of the Company's lack of success in marketing the FCA, the Company experienced significant losses during this period. Ultimately, in the fall of 1997, the Company suspended marketing the FCA, and closed its laboratory facilities, which were then located in Rhode Island. Shortly prior to the closing of its laboratory facility, the Company changed its focus from operating a clinical laboratory marketing chemosensitivity assay services to maintaining a presence as a full service licensed clinical laboratory through its ownership of a majority interest in PCL and, indirectly, a majority interest in MSI.

         ACQUISITION OF MSI; SALE OF MSI TO PCL

         On November 18, 1996, the United States Bankruptcy Court of the Central District of California (the "Court") approved the reorganization plan of MSI, a California corporation, which had been jointly submitted to the Court by the Company and MSI. MSI had been operating as a debtor-in-possession under chapter 11 of the Bankruptcy Code, 11 U.S.C. ss.ss. 101-1330 ("Chapter 11") since October 26, 1995. Pursuant to the plan, the Company acquired all of the capital stock of MSI and MSI became a wholly-owned subsidiary of the Company. MSI was a full service medical laboratory facility. Its primary executive offices were located in Burbank, California, and MSI operated throughout the State of California. The completion of the acquisition of MSI was with the intent to resell and pass through its ownership in MSI to PCL so as to result in the Company indirectly owning a majority interest in MSI through its majority interest in PCL.

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

         ACQUISITION OF MAJORITY INTEREST IN PCL AND PCL'S CHAPTER 11 BANKRUPTCY PROCEEDING

         In connection with its efforts to expand its operations through acquisitions, during 1996 the Company commenced negotiations with the management of PCL, and certain of its institutional debtholders concerning the possible acquisition by the Company of a controlling interest in PCL. Pursuant to the agreement reached with the Debtors (as defined below), the Company and the holders of approximately $80 million of PCL's senior secured debt ("PCL Senior Debt") and approximately $40 million of PCL's subordinated debt (collectively, the "Proponents"), the Company purchased approximately $13.3 million of PCL Senior Debt for $10 million on November 7, 1996, in advance of the commencement of the bankruptcy proceeding by PCL. On November 8, 1996 (the "Petition Date"), PCL and its subsidiaries, Quantum Clinical Laboratories, Inc., Regional Reference Laboratory Governing Corporation, Diagnostic Laboratories, Inc., and California

Regional Reference Laboratory (collectively with PCL, the "Debtors"), commenced their respective reorganization cases by filing voluntary petitions for relief under Chapter 11. On December 2, 1996, the Proponents submitted a plan of reorganization under Chapter 11 (as modified and amended, the "Plan"), which became effective on October 3, 1997 (the "Effective Date"). In accordance with the Plan, the PCL Senior Debt purchased by the Company was exchanged for 35.6% of the common stock of PCL as of the Effective Date. Also in accordance with the Plan, the Company acquired an additional 17.0% of the common stock of PCL as of the Effective Date in exchange for cancellation of the MSI Acquisition Note (see "Acquisition of MSI"). As a result, the Company acquired, in the aggregate, 52.6% of the outstanding common stock of PCL on the Effective Date.

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

         FINANCING OF PURCHASE OF INTEREST IN PCL - PRIVATE PLACEMENT OF SERIES A CONVERTIBLE PREFERRED STOCK

         In order for the Company to acquire the PCL Senior Debt which was converted into 52.6% of the common stock of PCL as part of the Plan, in October 1996, the Company commenced a private placement of 14,000 shares of its Series A Convertible Preferred Stock (the "Preferred Stock") at a price of $1,000 per share, from which it realized aggregate gross proceeds of $14 million. On November 5, 1996, the Company completed the first closing of the offering, from which the Company realized gross proceeds of $10 million from the sale of 10,000 shares of Series A Preferred Stock. On December 2, 1996, the Company completed the offering and received additional gross proceeds of $4 million. The Company received net proceeds of $12,849,000 in connection with the offering. Each share of Preferred Stock, by its terms, is convertible into such number of shares of Common Stock as shall equal $1,000 divided by a conversion rate equal to the lesser of (i) 75% of the average closing price of a share of Common Stock reported by the Nasdaq SmallCap Stock Market for the five trading days prior to the date of the holder's notice of conversion or (ii) $1,225, subject to adjustment. Through May 24, 2000, an aggregate of 644,276 shares of Common Stock were issued upon conversion of 11,174 shares of Preferred Stock. All of the shares were converted based on the "floating" Conversion Rate referenced in (i) above.

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

         DESCRIPTION OF THE SALE OF THE SHARES OF THE COMMON STOCK OF PCL BY THE COMPANY TO OAKTREE

         On June 16, 1998, the Company sold 67,500 shares of common stock of PCL to Oaktree Capital Management LLC ("Oaktree"). Following the reorganization of PCL under Chapter 11, the Company owned approximately 52.6% of the issued and outstanding capital stock of PCL. In June 1998, PCL's business required $4 million for working capital purposes. The Company, however, did not have sufficient monies available to independently lend or participate in a new lending to PCL. Oaktree, the holder of approximately 44% of the issued and outstanding capital stock of PCL and approximately 96% of the outstanding principal amount of PCL's $55 million Senior Secured Notes Due 2004, agreed to loan PCL the additional working capital. As consideration for the loan, Oaktree required and received certain promissory notes from PCL in the aggregate principal amount of $4 million, the right to purchase the 67,500 shares of common stock of PCL, par value $0.01 per share (the "PCL Common Stock") from the Company (representing approximately 2.7% of the issued and outstanding capital stock of PCL), and the right to elect a majority of PCL's Board of Directors. As a result of this sale Oaktree and the Company now own approximately 46.8% and 49.9%, respectively, of the issued and outstanding capital stock of PCL. In connection with the sale of the 67,500 shares of PCL Common Stock, the Company and Oaktree entered into a stock purchase agreement dated as of June 12, 1998, and the Company, PCL, Oaktree and J. Marvin Feigenbaum (the "Stockholders") entered into an Amended and Restated Stockholders Agreement which amended and restated an Initial Stockholders Agreement by and among the Stockholders dated September 30, 1997. The Amended and Restated Stockholders Agreement was further amended on October 29, 1998 in connection with the issuance by PCL of an additional promissory note to Oaktree in the principal amount of $2 million, upon the same terms and conditions as those notes issued by PCL in June, 1998.

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

EMPLOYEES

         As of May 24, 2000, the Company had two employees, including its one executive officer. None of the Company's employees are represented by a labor union, and the Company considers its relationship with its employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's principal executive offices, located at 476 Main Street, Suite 3-DFL, Wakefield, Rhode Island 02879, consist of approximately 500 square feet of office space under a lease with a term of one year commencing January 1, 2000, which lease may be renewed by the Company, at a monthly rental of $925 per month. The Company believes that its present facilities are adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS

         On December 28, 1999, a motion was filed against the Company by Fausto Mendez, Jr. ("Mendez") in the United States Bankruptcy Court for the Central District of California to reopen the Chapter 11 Case of Medical Science Institute, d/b/a MSI Laboratories ("MSI"), captioned IN RE MEDICAL SCIENCE INSTITUTE, DBA MSI Laboratories (Docket No. 95-37790 TD). As part of MSI's Chapter 11 case, the Company purchased the assets of MSI and entered into an Employment Agreement with Mendez, MSI's President. By the Employment Agreement, Mendez was employed by MSI for a period of two years from the Effective Date of MSI's First Amended Plan of Reorganization (the "Plan"). Subsequent to the purchase of MSI, the Company sold MSI to Physicians' Clinical Laboratories ("PCL"). The motion alleges that under the Plan and the Employment Agreement, the Company was obligated (1) to issue $2 million in restricted shares of the Company's common stock to Mendez valued using the average market price per share for the fifteen days preceding November 23, 1996, (2) to pay $271,561.42 of MSI's pre-petition payroll taxes, (3) to provide Mendez term life insurance benefits for the two years of his employment by MSI, (4) to appoint Mendez to a seat on MSI's Board of

Directors, and (5) to assume the cost of a computer system known as the Atrium Computer System. The motion further alleged that the Company, and PCL as successor to the Company in MSI, failed to comply with their obligations under the Plan and the Employment Agreement. The motion sought an order reopening MSI's chapter 11 case in order to construe the terms of the Plan and enforce its terms. On February 9, 2000, the Bankruptcy Court, after a hearing, denied the motion in its entirety and declined to reopen the Chapter 11 case.

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

         On July 22, 1998 an arbitration was commenced before the AAA in New York, New York entitled NU-TECH BIO MED, INC. AND NTBM BILLING SERVICES, INC
V. JUDITH PRUSSIN, JEFFREY PRUSSIN AND PROMPT MEDICAL BILLING, INC. (Case
No. 13 180 00703 98). The case arose from the purchase by the Company of the respondents' business, PMBI, in October of 1996. Subsequent to the purchase, the business lost its principal customer and ceased operations. In the arbitration, the Company sought from the former owners of PMBI, INTER ALIA, a judgment which constituted the return of the purchase price of PMBI (i.e., the return of approximately $100,000 in cash and the right to certain stock held in escrow pursuant to the Purchase Agreement). In an Award originally dated April 9, 1999 (and affirmed by the arbitrator on May 27, 1999), the arbitrator denied the relief sought by the Company and refused to grant the relief sought by respondents. On April 19, 1999, the Company initiated a Special Proceeding in the Supreme Court of the State of New York, County of New York captioned IN RE THE ARBITRATION OF CERTAIN CONTROVERSIES BETWEEN NU-TECH BIO MED, INC. AND NTBM BILLING SERVICES, INC V. JUDITH PRUSSIN, JEFFREY PRUSSIN AND PROMPT MEDICAL BILLING, INC. (Index No. 108158/99) to affirm the Award. The Special Proceeding is currently pending before the Court.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

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

         The following table sets forth the range of high and low reported bid prices for the years ended December 31, 1999 and 1998. Quotations represent prices between dealers and do not reflect retail markups, mark-downs or commissions and may not necessarily represent actual transactions.

                                              Bid Prices of Common Stock
                                          --------------------------------------
                                              Low                High
                                          --------------  ----------------------
Year Ended December 31, 1999:
    First Quarter(1)                         1/1000            1/1000
    Second Quarter(4)                           N/A               N/A
    Third Quarter(4)                            N/A               N/A
    Fourth Quarter(1)                        1/1000             1/100
Year Ended December 31, 1998:
    First Quarter(2)                        $ 4.375            $ 8.75
    Second Quarter(3)                       $ 0.070            $ 8.75
    Third Quarter(1)                        $ 0.07             $ 7.00
    Fourth Quarter(1)                       $ 0.007            $ 4.375



    ---------------------

   (1) As quoted on the "pink sheets" maintained by the National Quotation Bureau, Inc.
   (2) As reported by the Nasdaq SmallCap Market ("NSCM").
   (3) As reported by NSCM from April 1, 1998 through May 15, 1998 and as quoted on the pink sheets from May 16, 1998 through June 30, 1998.
   (4) No quotations appear on the pink sheets during this period.

                                     HOLDERS

         The number of holders of record of the Company's Common Stock as of May 24, 2000 was approximately 1,080.

                                    DIVIDENDS

         The Company has never paid a dividend, whether in cash or property, on its shares of Common Stock, and has no present expectation of doing so in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company currently has no active business operations nor has it realized revenues from ongoing operations. But for the Company's infusion of cash which the Company received as a result of the sale by PCL of its business and assets, there is no assurance that the Company would be able to sustain itself beyond December 31, 2000. For the fiscal year ended December 31, 1998, and the years prior thereto, the Reports on the Company's financial statements contained an explanatory paragraph based upon substantial doubt existing about the Company's ability to continue as a going concern.

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

         The Company, in May 2000, made a $200,000 investment for an initial 7.5% common stock interest in a newly formed company which is majority owned by Mr. J. Marvin Feigenbaum (Chairman and stockholder of the Company). Such investment was pursuant to an affirmative vote (with Mr. Feigenbaum abstaining) by the Board of Directors at a meeting held April 17, 2000.

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

         As a result of the above transactions, the Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the twelve months ended December 31, 1999, and 1998, are presented on the basis of the Company's 49.9% ownership of PCL which is recorded under the equity method of accounting (Note 2 below).

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

         As a result, Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the twelve months ended December 31, 1998, do include the operations of NTBM; however, the twelve months ended December 31, 1999, do not include the operations of NTBM.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company commenced full consolidation of Physicians Clinical Laboratory, Inc. ("PCL"), in October 1997 upon its acquisition of a majority ownership (52.6%) of PCL. During the time which the

Company owned a majority interest in PCL, the Company accounted for its investment in PCL under the consolidation method, and continued to recognize its 52.6% share of PCL losses, through June 10, 1998. On June 10, 1998, the Company sold a portion of its share ownership in PCL, and the Company's ownership percentage in PCL was reduced from 52.6% to 49.9%. As such, subsequent to June 10, 1998, the Company commenced to account for its remaining investment in PCL under the equity method of accounting, rather than the consolidation method. Under the equity method, investments are recorded at cost reduced by the Company's proportionate share of losses. Any losses in excess of the investment are not recognized until future profits or additional investments occur. The Company's share of PCL losses recognized from date of acquisition through June 10, 1998, exceeded its investment in PCL. In the deconsolidation of PCL, the Company adjusted its negative investment to zero and recorded the remainder as an adjustment to capital in excess of par value. PCL continued to have losses after June 1998, and the Company's share of losses were not further recognized in 1998. The 1998 statements present the Company's investment in PCL on the equity method restated to January 1, 1998.

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

TWELVE MONTHS ENDED DECEMBER 31, 1999, COMPARED WITH TWELVE MONTHS ENDED DECEMBER 31, 1998

         Results of Operations

         The Company reported no revenues for the twelve months ended December 31, 1999. Total revenues for the twelve months ended December 31, 1998, were $113,179. The lack of total revenues is primarily due to closure of NTBM Billing Services, Inc. ("NTBM") during the second quarter of 1998.

         The Company reported no medical billing services revenues for the twelve months ended December 31, 1999, due to closure of NTBM during the second quarter of 1998. Medical billing services revenues were $113,179 for the twelve months ended December 31, 1998.

         Total operating costs for the twelve months ended December 31, 1999, were $923,473 compared to $1,893,917 for the twelve months ended December 31, 1998. The decrease in total operating costs of $970,444 is primarily due to decreases in medical billing services expenses of $167,020, selling, general and administrative expenses of $137,047, depreciation and amortization expense of $20,805 and write down of intangibles of $645,572.

         The Company reported no medical billing services expenses for the twelve months ended December 31, 1999, due to closure of NTBM during the second quarter of 1998. Medical billing services expenses were $167,020 for the twelve months ended December 31, 1998.

         Selling, general and administrative expenses for the twelve months ended December 31, 1999, were $921,552 compared to $1,058,599 for the twelve months ended December 31, 1998. The decrease in selling, general and administrative expenses of $137,047 is primarily due to decreases in legal, accounting and consultants expenses.

         The Company reported no write down of intangibles for the twelve months ended December 31, 1999. During 1998, the Company charged off the balance of the remaining goodwill relating to NTBM Billing Services, Inc. For the twelve months ended December 31, 1998, write down of intangibles was $645,572.

         Operating loss for the twelve months ended December 31, 1999, was $923,473 compared to $1,780,738 for the twelve months ended December 31, 1998. The decrease in operating loss of $857,265 is primarily due to a decrease in total operating costs of $970,444, primarily due to decreases in medical billing services expenses of $167,020, selling, general and administrative expenses of $137,047, depreciation and amortization expense of $20,805 and write down of intangibles of $645,572, offset by a decrease in total revenues of $113,179 primarily due to closure of NTBM during the second quarter of 1998.

         Non-recurring miscellaneous revenue for the twelve months ended December 31, 1999, was $3,250,000. Concurrent with the sale of PCL assets to Unilab (Note 2a above), a payment was provided to the Company of $3,250,000 in cash upon satisfaction of certain conditions. The Company received this payment in May 1999. The transaction was recorded by the Company as non-recurring miscellaneous revenue with a corresponding charge for prior years' unrecognized equity loss in subsidiary. Such equity loss in subsidiary was recorded as an adjustment to capital in excess of par value.

         Equity loss in subsidiary for the twelve months ended December 31, 1999, was $3,250,000 as compared to $2,974,658 for the twelve months ended December 31, 1998. Concurrent with the sale of PCL assets to Unilab (Note 2a above), a payment was provided to the Company of $3,250,000 in cash upon satisfaction of certain conditions. The Company received this payment in May 1999. The transaction was recorded by the Company as non-recurring miscellaneous revenue with a corresponding charge for prior years' unused equity loss in subsidiary. Such equity loss in subsidiary was recorded as an adjustment to capital in excess of par value.

         Provision for bad debt of note receivable for the twelve months ended December 31, 1999 and 1998, was $100,000. On February 10, 1997, a $100,000 loan was issued to the former sole stockholder and president of MSI, as part of the employment agreement between the Company and the stockholder. The loan is secured by the shares of Common Stock issued to the stockholder under the MSI Plan. During 1998, the Company recorded an allowance against the receivable based upon an evaluation of collectibility and collateral.

         Investment and interest income for the twelve months ended December 31, 1999, was $56,222 compared to $750,000 for the twelve months ended December 31, 1998. For the twelve months ended December 31, 1999, the interest income of $56,222 is primarily due to an increase in cash and cash equivalents upon which interest is earned. In June 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL (Note 2a above).

         Interest expense for the twelve months ended December 31, 1999, was $93,297 compared to $113,036 for the twelve months ended December 31, 1998. The interest is primarily related to a loan in the principal amount of $250,000 obtained by the Company in March 1998, comprised of accrued interest and the amortized portion of the original portion of debt discount recorded for the original estimated value of warrants issued in connection with such debt.

         Loss before income taxes for the twelve months ended December 31, 1999, was $960,548 as compared to $4,216,932 for the twelve months ended December 31, 1998. The decrease in loss before income taxes of $3,256,384 is primarily due to decreases in equity loss in subsidiary of $2,974,658, operating loss of $857,265, provision for bad debt of $100,000 and interest expense of $19,739, offset by a decrease in investment and interest income of $693,778.

         Income tax expense for the twelve months ended December 31, 1999, was $65,000. An estimated alternative minimum tax expense was incurred by the Company upon the receipt of $3,250,000 in non-recurring miscellaneous revenue. Concurrent with the sale of PCL assets to Unilab (Note 2a above), a payment was provided to the Company of $3,250,000 in cash upon satisfaction of certain conditions.

         Net loss for the twelve months ended December 31, 1999, was $1,025,548 as compared to $4,216,932 for the twelve months ended December 31, 1998. The decrease in net loss of $3,191,384 is primarily due to a decrease in loss before income taxes of $3,256,384, offset by an increase in income tax expense of $65,000.

         Net loss per share of Common Stock for the twelve months ended December 31, 1999, was $1.50 compared to $6.18 for the twelve months ended December 31, 1998. The decrease is due to a decrease in net loss. Weighted average shares were 682,622 for the twelve months ended December 31, 1999, and 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Presently, the Company's sole source for liquidity and capital resources is the balance of cash from the $3.25 million payment received in May 1999. The Company had utilized a portion of this payment to satisfy certain outstanding debts and obligations. The remaining cash on hand will be used for working capital.

         The Company had $1,709,067 in cash and cash equivalents at December 31, 1999.

         Total current assets were $1,778,709 at December 31, 1999, as compared to $246,425 at December 31, 1998. The increase of $1,532,284 is primarily due to a net increase of cash and cash equivalents of $1,532,219. On May 10, 1999, substantially all of PCL assets were sold to Unilab Corp. Concurrent with the sale, the Stockholder Agreement was amended to provide payment to the Company of $3,250,000 in cash upon satisfaction of certain conditions. The Company received this payment on May 10, 1999. The increase in cash of $3,250,000 is offset by the decrease in current liabilities of $697,510 and the use of funds to support operating activities.

         Total assets at December 31, 1999, were $1,782,369 as compared to $255,427 at December 31, 1998. The increase of $1,526,942 is primarily due to a net increase of cash and cash equivalents of $1,532,219.

         Current liabilities at December 31, 1999, were $591,388 as compared to $1,288,898 at December 31, 1998. The decrease of $697,510 is primarily due to decreases in current portion of long-term debt of $148,308, accounts payable of $249,578 and accrued expenses of $298,459.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As previously reported by the Company on a current report on Form 8-K filed with the Commission on March 3, 2000, as amended on March 16, 2000, by resolution of the Board of Directors adopted on February 25, 2000, the Board of Directors of the Company approved the engagement of Richard A. Eisner & Company, LLP as its independent auditors for the fiscal year ending December 31, 1999 to replace the firm of Grant Thornton LLP, who were dismissed as auditors of the Company effective February 25, 2000.

         The reports of Grant Thornton LLP on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified as to audit scope, or accounting principles. However, their report was modified to include an explanatory paragraph with respect to there being substantial doubt about the Company's ability to continue as a going concern.

         In connection with the Company's financial statements for each of the two fiscal years ended December 31, 1998, and in the subsequent interim periods through February 25, 2000, there were no disagreements with Grant Thornton LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Grant Thornton LLP would have caused Grant Thornton LLP to make reference to the matter in their report.

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

         For the year ended December 31, 1996, the report of E&Y on the Company's financial statements for such year was modified to include an explanatory paragraph with respect to there being substantial doubt about the Company's ability to continue as a going concern. For the years ended December 31, 1995 and 1994, no modification was included in the reports of E&Y on the financial statements of the Company for such years.

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

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III

ITEM 9.  DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Set forth below is certain information relating to the members of the Board of Directors of the Company during the fiscal year ended December 31, 1999.

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

         At the Annual Meeting of Stockholders held in June, 1997, Messrs. Feigenbaum and Fagenson were elected Class 1 Directors to serve until the 2000 Annual Meeting of Stockholders. At the Annual Meeting of Stockholders held on August 27, 1996, Mr. Sterling was elected Class 2 Director until the 1999 Annual Meeting of Stockholders, which meeting has not been held to date. However, due to the financial position of the Company, the Company has been unable to attract and retain any directors other than Messrs. Feigenbaum, Sterling and Fagenson. The Company's remaining director during the period covered by this Report resigned on the date indicated above.

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

         ROBERT B. FAGENSON. Mr. Robert B. Fagenson is a Class 1 Director as the nominee of Starr Securities, Inc., the Corporation's investment banking firm. Under the terms of its underwriting agreement with Starr Securities entered into in December 1994 in connection with the Corporation's public offering, the Corporation agreed to use its best efforts for a period of five years to nominate and have elected to its Board of Directors one nominee of Starr Securities. Mr. Fagenson has, for more than the past five years, been President and a Director of Fagenson & Co., Inc., a registered broker-dealer, and Vice-President and Director of Starr Securities Inc., a registered broker-dealer. Mr. Fagenson is a Director of Rent-Way, Inc., a multi store retail chain in the rent-to-own industry, and Intrenet Inc., a long haul trucking company.

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

SECTION 16 REPORTING

         No person who, during the year ended December 31, 1999, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during such fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION.

EXECUTIVE COMPENSATION.

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 1999, 1998 and 1997, to the Chief Executive Officer and each of the named executive officers of the Company.

SUMMARY COMPENSATION TABLE.

                                                                         LONG TERM COMPENSATION AWARDS
                                   ANNUAL COMPENSATION                        RESTRICTED SECURITIES                    PAYOUTS
                                   -------------------                   -----------------------------               -----------
         NAME AND                                    OTHER ANNUAL                          UNDERLYING                 ALL OTHER
    PRINCIPAL POSITION     YEAR        SALARY        COMPENSATION        STOCK AWARD(S)      OPTIONS                 COMPENSATION
    ------------------     ----        ------        ------------        --------------      -------                 ------------
                                          ($)             ($)                                                             ($)
J. Marvin Feigenbaum         1999     $255,667(3)          $88,604(4)                --                 --            $74,897(5)
President and Chief          1998     $381,333(6)                  --                --                 --            $11,784(7)
Executive Officer(1)(2)      1997     $299,000(8)          $30,154(9)                --                 --            $15,163(7)



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

(3) Includes (i) approximately $208,000 earned by Mr. Feigenbaum pursuant to his employment agreement with the Company and (ii) approximately $47,667 that should have been paid to Mr. Feigenbaum during 1998, but due to the financial condition of the Company, was voluntarily deferred by Mr. Feigenbaum as a convenience to the Company and paid to Mr. Feigenbaum in 1999 (see note 6).

(4) Represents accrued vacation paid in cash, bonus and interest earned on payroll deferred by Mr. Feigenbaum as a convenience to the Company and paid to Mr. Feigenbaum in 1999.

(5) Represents automobile allowance, automobile insurance premiums, automobile maintenance and garage fees, life insurance premiums, disability insurance premiums and relocation expenses.

(6) Includes approximately (i) $208,000 earned by Mr. Feigenbaum pursuant to his employment agreement with the Company, (ii) $208,000 paid to Mr. Feigenbaum by PCL during the 12 month period ended December 31, 1998, and
       (iii) $13,000 of his salary voluntarily deferred by Mr. Feigenbaum during 1997 and paid during 1998 (see note 5); excludes approximately $47,667 that should have been paid to Mr. Feigenbaum during 1998 but, due to the financial condition of the Company, was voluntarily deferred by Mr. Feigenbaum as a convenience to the Company and paid to Mr. Feigenbaum in 1999 (see note 3).

(7) Represents automobile allowance, automobile insurance premiums and life insurance premiums.

(8) Includes approximately (i) $208,000 earned by Mr. Feigenbaum pursuant to his employment agreement with the Company, and (ii) $104,000 paid to Mr. Feigenbaum in connection with his services as Chief Operating Officer of PCL; excludes approximately $13,000 that should have been paid to Mr. Feigenbaum during 1997 but, due to the financial condition of the Company, was voluntarily deferred by Mr. Feigenbaum as a convenience to the Company and paid to Mr. Feigenbaum in 1998.

(9)    Represents accrued vacation paid in cash.

OPTIONS/SAR GRANTS IN FISCAL YEAR ENDED DECEMBER 31, 1999

                                            (B)                          (C)
                                   NUMBER OF SECURITIES              % OF TOTAL              (D)
                                        UNDERLYING              OPTIONS/SARS GRANTED       EXERCISE         (E)
                   (A)                 OPTIONS/SARS                TO EMPLOYEES IN          OR BASE     EXPIRATION
  YEAR             NAME                 GRANTED(#)                   FISCAL YEAR          PRICE ($/SH)      DATE
  ----             ----                 ----------                   -----------          -----------       ----
1999       J. Marvin Feigenbaum             --                            --                   --            --



         AGGREGATED OPTIONS/SAR EXERCISES IN MOST RECENT FISCAL YEAR AND FISCAL YEAR-END OPTIONS/SAR VALUES.

         The following table summarizes options exercised by the named executive officers during the year ended December 31, 1999, and the number and value of options held by all executive officers named in the Summary Compensation Table at the respective year end. The Company does not have any outstanding stock appreciation rights granted to executive officers.

                                                                             NUMBER OF               VALUE OF
                                                                            UNEXERCISED            IN-THE-MONEY
                                                                         OPTIONS/WARRANTS        OPTIONS/WARRANTS
                                                                             AT FY-END             AT FY-END ($)
                                     SHARES ACQUIRED         VALUE         EXERCISABLE/            EXERCISABLE/
  YEAR              NAME               ON EXERCISE         REALIZED        UNEXERCISABLE         UNEXERCISABLE(1)
  ----              ----               -----------         --------        -------------         ----------------
1999       J. Marvin Feigenbaum            -                 -                   -                       -




         EMPLOYMENT AGREEMENTS.

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

1994 INCENTIVE STOCK OPTION PLAN

         In August, 1994, the Board of Directors adopted a 1994 Incentive Stock Option Plan (the "Plan") which Plan was approved and adopted by the stockholders of the Company on November 16, 1994. The Plan provides for the issuance of up to 5,000 shares of the Company's Common Stock upon the exercise of options granted to officers, directors, full time employees and consultants rendering services to the Company. Under the terms of the Plan, options granted thereunder will be designated as options which qualify for incentive stock option treatment ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended (the

"Code"), or options which do not so qualify ("Non-ISO's"). Unless sooner terminated, the Plan will expire on August 1, 2004 and options may be granted at any time or from time to time through such date. The purpose of the Plan is to promote the interests of the Company and its stockholders by strengthening the ability of the Company to attract and retain officers, employees and consultants by furnishing suitable recognition of their ability to contribute to the success of the Company and to align their interests and efforts with the long term interest of the Company. The Plan succeeds the Company's 1992 Incentive Stock Option Plan, which has been terminated.

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

         Options for a total of 413 shares have been granted under the Director Plan, including options for 119 shares to Mr. Sterling and 147 shares to each of Mr. Fagenson and Mr. Street.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of May 24, 2000 with respect to the ownership of Common Stock by (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, (ii) each director and each officer identified in the Summary Compensation Table, and
(iii) directors and executive officers as a group. The most current information available to the Company is set forth below.

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

                        NAME AND ADDRESS                  AMOUNT OF AND NATURE          PERCENTAGE
                       OF BENEFICIAL OWNER               OF BENEFICIAL OWNERSHIP         OF CLASS
                       -------------------               -----------------------         --------
             J. Marvin Feigenbaum................               10,075(1)                    *
               476 Main Street, Suite 3-DFL
               Wakefield, RI 02879
             David A. Sterling...................                  119(2)                    *
               476 Main Street, Suite 3-DFL
               Wakefield, RI 02879
             Robert B. Fagenson..................                  147(3)                    *
               476 Main Street, Suite 3-DFL
               Wakefield, RI 02879
             Craig Osborne(4)....................               89,963                      19%
               10351 Santa Monica Boulevard,
               Suite 101A
               Los Angeles, CA 90025
             All Officers and Directors as a Group
               (5 persons in number).............               10,260(1)(2)(3)              *



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

(2) Includes options to purchase 119 shares of Common Stock under the Company's Non-Employee Director Stock Option Plan.

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

         The Company, in May 2000, made a $200,000 investment for an initial 7.5% common stock interest in a newly formed company which is majority owned by Mr. J. Marvin Feigenbaum (Chairman and stockholder of the Company). Such investment was pursuant to an affirmative vote (with Mr. Feigenbaum abstaining) by the Board of Directors at a meeting held April 17, 2000.

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

(B)      Reports on Form 8-K.

         During the period commencing last quarter of the period covered by this Report to date, the following reports on Form 8-K were filed by the Registrant:

    DATE OF REPORT                       ITEM REPORTED                                     DESCRIPTION OF ITEM
    --------------                       -------------                                     -------------------
March 16, 2000 (Form         Item 4. Changes in Registrant's Certifying     The Company reported the termination of Grant Thornton
8-K/A Amending Form 8-K              Accountants                            LLP and the engagement of Richard A. Eisner & Company,
dated March 3, 2000)         Item 7. Exhibits                               LLP as the Company's independent auditors.



                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 31, 2000.

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

                             SIGNATURE


                             /s/ J. Marvin Feigenbaum
                             -------------------------------------         May 31, 2000
                             J. Marvin Feigenbaum
                             Chairman of the Board of Directors,
                             President and Chief Executive Officer


                             /s/ David Sterling
                             -------------------------------------         May 31, 2000
                             David Sterling
                             Director


                             /s/ Robert Fagenson
                             -------------------------------------         May 29, 2000
                             Robert B. Fagenson
                             Director


                        CONSOLIDATED FINANCIAL STATEMENTS
                            AND REPORT OF INDEPENDENT
                            CERTIFIED PUBLIC ACCOUNTS


                             UNITED DIAGNOSTIC, INC.
                    (FORMERLY KNOWN AS NU-TECH BIO-MED, INC.)
                                AND SUBSIDIARIES


                           December 31, 1999 and 1998

                                    CONTENTS


                                                             PAGE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS            F-3

CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET                           F-5

         CONSOLIDATED STATEMENTS OF OPERATIONS                F-6

         CONSOLIDATED STATEMENT OF STOCKHOLDER'S
                  EQUITY (CAPITAL DEFICIT)                    F-7

         CONSOLIDATED STATEMENTS OF CASH FLOWS                F-8

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           F-9


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
United Diagnostic, Inc.
Wakefield, Rhode Island

We have audited the accompanying consolidated balance sheet of United Diagnostic, Inc. and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (capital deficit) and cash flows for the year ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of United Diagnostic, Inc. and subsidiaries, as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 1999 in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
May 12, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders
United Diagnostic, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' deficit and cash flows of United Diagnostic, Inc. and Subsidiaries for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of United Diagnostic, Inc. and Subsidiaries for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

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



/s/ Grant Thornton LLP
--------------------------

San Francisco, California
December 24, 1999

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                      DECEMBER 31
                                                                         1999
                                                                      -----------
ASSETS
Current assets:
      Cash and cash equivalents                                       $ 1,709,067
      Prepaid expenses and other current assets                            69,642
                                                                      -----------
Total current assets                                                    1,778,709

Equipment, net                                                              2,710
Deposits                                                                      950
                                                                      -----------
                                                                      $ 1,782,369
                                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities:
      Notes payable                                                   $   128,662
      Accounts payable                                                    230,157
      Accrued expenses                                                    176,998
      Contract payable                                                     55,571
                                                                      -----------

          Total current liabilities                                       591,388
                                                                      -----------

Commitments and contingencies

Stockholders' equity (capital deficit):
      Series A convertible preferred stock, $.01 par value;
          2,000,000 authorized; 2,826 issued and outstanding
          at December 31, 1999 (liquidation preference of
          $2,826,000 at December 31, 1999)                                     28
      Common stock, $.01 par value; 50,000,000
          shares authorized; 682,622 shares issued and
          outstanding at December 31, 1999                                  6,826
      Capital in excess of par value                                   59,716,870
      Accumulated deficit                                             (58,532,743)
                                                                      -----------
Total stockholders' equity (capital deficit)                            1,190,981
                                                                      -----------

                                                                      $ 1,782,369
                                                                      ===========



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    YEAR ENDED DECEMBER 31,
                                                                1999                      1998
                                                           ---------------------------------------
Revenues:
    Medical billing services revenues                      $          -               $    113,179
                                                           ---------------------------------------

Operating costs:
    Medical billing services expenses                                 -                    167,020
    Sales, general and administrative expenses                  921,552                  1,058,599
    Depreciation and amortization                                 1,921                     22,726
    Write down of intangibles                                         -                    645,572
                                                           ---------------------------------------
Total operating costs                                           923,473                  1,893,917
                                                           ---------------------------------------

Operating loss                                                 (923,473)                (1,780,738)

Other income (expense):
    Non-recurring miscellaneous revenue                       3,250,000                          -
    Equity loss in subsidiary                                (3,250,000)                (2,974,658)
    Provision for bad debt - note receivable                          -                   (100,000)
    Gain on equipment                                                 -                      1,500
    Investment and interest income                               56,222                    750,000
    Interest expense                                            (93,297)                  (113,036)
                                                           ---------------------------------------
Total other income (expense)                                    (37,075)                (2,436,194)
                                                           ---------------------------------------

Loss before income taxes                                       (960,548)                (4,216,932)

    Income tax expense                                          (65,000)                         -
                                                           ---------------------------------------

Net loss                                                   $ (1,025,548)              $ (4,216,932)
                                                           =======================================

Net loss per common share - basic and diluted              $      (1.50)              $      (6.18)
                                                           =======================================

Weighted average shares outstanding                             682,622                    682,622
                                                           =======================================



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)



                                               NUMBER OF    SERIES A
                                               SHARES OF  CONVERTIBLE
                                               SERIES A    PREFERRED     NUMBER OF
                                              CONVERTIBLE   STOCK AT     SHARES OF      COMMON
                                               PREFERRED    $.01 PAR      COMMON     STOCK AT $.01
                                                 STOCK       VALUE         STOCK       PAR VALUE
                                              ------------------------------------------------------
Balance at December 31, 1997                        2,826         $ 28       682,622       $ 6,826

Deconsolidation of subsidiary                           -            -             -             -

Amortization of deferred consulting expense             -            -             -             -

Common stock warrants issued to lender                  -            -             -             -

Net loss                                                -            -             -             -
                                              ------------------------------------------------------

Balance at December 31, 1998                        2,826           28       682,622         6,826

Payment received in concurrence with
    sale of subsidiary                                  -            -             -             -

Net Loss                                                -            -             -             -
                                              ------------------------------------------------------

Balance at December 31, 1999                        2,826         $ 28       682,622       $ 6,826
                                              ======================================================


                                              CAPITAL IN     DEFERRED
                                              EXCESS OF     CONSULTING     ACCUMULATED
                                              PAR VALUE       EXPENSE        DEFICIT          TOTAL
                                             -----------------------------------------------------------
Balance at December 31, 1997                  $ 39,310,422     $ (41,254)  $ (53,290,263)  $ (14,014,241)

Deconsolidation of subsidiary                   17,013,448             -               -      17,013,448

Amortization of deferred consulting expense              -        41,254               -          41,254

Common stock warrants issued to lender             143,000             -               -         143,000

Net loss                                                 -             -      (4,216,932)     (4,216,932)
                                             -----------------------------------------------------------

Balance at December 31, 1998                    56,466,870             -     (57,507,195)     (1,033,471)

Payment received in concurrence with
    sale of subsidiary                           3,250,000             -               -       3,250,000

Net Loss                                                 -             -      (1,025,548)     (1,025,548)
                                             -----------------------------------------------------------

Balance at December 31, 1999                  $ 59,716,870     $       -   $ (58,532,743)  $   1,190,981
                                             ===========================================================



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    YEAR ENDED DECEMBER 31,
                                                                                   1999                1998
                                                                              ---------------------------------
OPERATING ACTIVITIES:
Net loss                                                                      $ (1,025,548)        $ (4,216,932)
Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation, amortization and write down of intangibles                       1,921              668,298
      Provision for bad debt                                                             -              100,000
      Interest expense from issuance of warrants                                    60,000               83,000
      Gain on equipment                                                                  -               (1,500)
      Equity in loss in subsidiary                                                       -            2,974,658
      Gain on sale of subsidiary stock                                                   -             (750,000)
      Changes in operating assets and liabilities:
        Accounts receivable                                                              -               52,100
        Prepaids, other current assets and deposits                                 46,130              (18,417)
        Accounts payable and accrued expenses                                     (548,037)             290,022
                                                                              ---------------------------------
           Net cash used in operating activities                                (1,465,534)            (818,771)
                                                                              ---------------------------------

INVESTING ACTIVITIES:
Capital proceeds, net                                                                    -               10,401
Proceeds on sale of subsidiary stock                                                     -              750,000
Payment received in concurrence with sale of subsidiary                          3,250,000                    -
Deconsolidation of Physicians Clinical Laboratory, Inc., cash                            -           (1,462,824)
                                                                              ---------------------------------
           Net cash provided by (used in) investing activities                   3,250,000             (702,423)
                                                                              ---------------------------------

FINANCING ACTIVITIES:
Proceeds from issuance of debt                                                           -              250,000
Repayment of notes payable and lease obligations                                  (252,247)             (76,900)
                                                                              ---------------------------------

           Net cash (used in) provided by financing activities                    (252,247)             173,100
                                                                              ---------------------------------
Net increase (decrease) in cash and cash equivalents                             1,532,219           (1,348,094)
Cash and cash equivalents at beginning of year                                     176,848            1,524,942
                                                                              ---------------------------------
Cash and cash equivalents at end of year                                      $  1,709,067         $    176,848
                                                                              =================================

Supplemental disclosure of cash flow information:
    Taxes paid                                                                $      1,336         $      8,099
    Interest paid                                                                   48,361               27,391

Non-cash financing activity:
    D&O insurance financing                                                   $     42,774



SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


1.       BASIS OF PRESENTATION

         United Diagnostic, Inc. (United or the Company), was originally organized under the laws of Delaware in September 1981 under the name of "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to Nu-Tech Bio-Med, Inc. On December 23, 1998, the Company changed its name to United Diagnostic, Inc.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Analytical Biosystems Corporation ("ABC"), NTBM Billing Services, Inc. ("NTBM"), Medical Science Institute, Inc. ("MSI") through February 26, 1997 (see Note 3), and Physicians Clinical Laboratory, Inc. ("PCL") of which the Company acquired 52.6% on October 3, 1997. Presently, the Company does not operate or have an equity investment in a business which is a source of revenue from operations. In 1998, the Company's ownership percentage in PCL was reduced from 52.6% to 49.9%. The 1998 consolidated financial statements include the Company's investment in PCL on the equity method of accounting (see Note 4). All material intercompany transactions and balances have been eliminated. Where appropriate, prior year amounts have been reclassified to permit comparison.

         ABC was a clinical oncology laboratory service and research company located in Rhode Island. As of November 3, 1997, ABC ceased processing specimens for assay and has suspended its laboratory operations (see Note 3c). NTBM was a medical billing service business located in Florida until April 1998 when NTBM ceased operations. MSI was a full service medical laboratory facility which operated throughout the state of California (see Note 3a). PCL was a full service medical laboratory facility which operated throughout the state of California until the sale of its business in May 1999 (see Note 4). PCL operated within the health care industry which is undergoing significant changes such as managed care (including capitated payment arrangements), proposed federal and state health care reform measures, third party payor reimbursement decreases (including Medicare, MediCal and private insurance), industry consolidation and increasing regulation of laboratory operations. The Company, since the sale of PCL in 1999, does not operate or have an equity investment in a business which is a source of revenue from operations.

         On May 10, 1999, Physicians Clinical Laboratory, Inc. ("PCL"), which is 49.9% owned by the Company, disposed of substantially all of its assets to Unilab (Note 4). In connection with the sale of assets by PCL, the Company received a payment of $3.25 million from certain holders of PCL's secured indebtedness. Presently, the Company's sole source of liquidity and capital resources is the balance of cash remaining from the $3.25 million payment received in May 1999.

         On December 23, 1998, the Company effected a seventy to one common stock reverse split. All references to number of common shares and to per share information in the consolidated

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


1.       BASIS OF PRESENTATION - CONTINUED

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

         c.       ACCOUNTS RECEIVABLE AND REVENUE RECOGNITION

         Revenues are recognized when services are performed. Expenses are accrued on a monthly basis as services are provided.

         d.       EQUIPMENT

         Equipment is recorded at cost. Depreciation has been provided using the straight-line method over five years for financial reporting purposes.

         e.       FAIR VALUES OF FINANCIAL INSTRUMENTS

         For cash and accounts payable the carrying amounts approximate fair value. The carrying amount of the Company's debt approximates fair value based on similar debt instruments available.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         f.       OTHER ASSETS

         In March 1995, the FASB issued Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of.

         The Company accounted for goodwill at the lower of amortized cost or fair value. On an ongoing basis, management reviews to determine if "impairment indicators" are present. If impairment indicators are present, the Company performs a periodic assessment of assets for impairment. This review consists of the Company reevaluating significant assumptions used in determining the original cost of the acquired business and related goodwill. These assumptions include operating results, cash flows and other indicators of value. Based upon this periodic assessment, management determines whether there has been a permanent impairment of the value of goodwill and adjusts the carrying value accordingly. The Company determines fair value based upon independent appraisals or cash flows discounted at a risk adjusted rate, as appropriate in the circumstances. As a result of this process, during 1998, the Company charged off the balance of the remaining goodwill relating to NTBM totaling $645,572.

         g.       STOCK BASED COMPENSATION

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

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         h.       INCOME TAXES

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

         i.       NET LOSS PER COMMON SHARE

         Effective December 31, 1997, the Company adopted Financial Accounting Standards Statement No. 128, EARNINGS PER SHARE (SFAS 128). SFAS 128 requires companies to change the method previously used to compute earnings per share and to restate all prior periods for comparability. Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. Diluted loss per share excludes potential common stock since the effect would be antidilutive. The potential common stock excluded from the diluted loss per share consists of outstanding warrants (Note 9e), outstanding options (Note 9e) and convertible preferred stock (Note 9f).


                                                    LOSS              SHARES
                                                (NUMERATOR)        (DENOMINATOR)      PER SHARE
                                                -----------------------------------------------
YEAR ENDED DECEMBER 31, 1999
Consolidated net loss                           $ (1,025,548)
                                                ------------

LOSS PER SHARE-BASIC AND DILUTED
Loss attributable to common stockholders        $ (1,025,548)         682,622           $ (1.50)
                                                ===============================================

YEAR ENDED DECEMBER 31, 1998
Consolidated net loss                           $ (4,216,932)
                                                ------------

LOSS PER SHARE-BASIC AND DILUTED
Loss attributable to common stockholders        $ (4,216,932)         682,622           $ (6.18)
                                                ===============================================


                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         j.       SEGMENT INFORMATION

         Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that a public business enterprise reports financial and descriptive information about its reportable operating segments. The Company has determined it operates in one segment.

3.       ACQUISITIONS AND DISPOSITIONS

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

          The former sole stockholder and president of MSI had entered into an employment agreement with MSI. As part of the employment agreement, the employee borrowed $100,000 from the Company, secured by the shares of common stock issued to him under the MSI Plan. In the fourth quarter of 1998, the Company recorded an allowance against the receivable based on an evaluation of collectibility and collateral. He also received options to purchase 142 shares of United common stock for every $1,000,000 of annual collectible revenues obtained by MSI through the acquisition of other businesses by MSI in which he acted as the procuring cause. The options to be granted, if any, will bear an exercise price equal to the fair market value of United's common stock at the time of the grant. At December 31, 1998, no options had been granted.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


3.       ACQUISITIONS AND DISPOSITIONS - CONTINUED

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

         Subsequently, on December 28, 1999, a motion was filed against the Company by Fausto Mendez, Jr. ("Mendez") in the United States Bankruptcy Court for the Central District of California to reopen the Chapter 11 Case of Medical Science Institute (see Note 14).

         b.       ACQUISITION OF BUSINESS ASSETS OF PROMPT MEDICAL BILLING
                  COMPANY, INC.

         On October 21, 1996, the Company, through a newly formed wholly-owned subsidiary, NTBM, acquired all of the medical billing service assets of Prompt Medical Billing Services, Inc., a privately owned Florida corporation engaged in the medical billing service business. The acquisition was in the form of a purchase. The Company acquired the assets for a total consideration of $675,000 consisting of $100,000 in cash and 535 shares of restricted common stock of the Company. The number of shares may be subject to increase in the event the fair market value of the shares at the termination of the two year period is less than $500,000 or in the event the holders are unable to sell the shares. All consideration paid by the Company had been placed into escrow for a period of up to two years, to be released upon the attainment of certain performance levels. In 1998, the cash consideration was released from escrow.

         In connection with this acquisition, the Company recorded $754,591 of excess cost over the fair market value of net assets acquired ("goodwill") related to this transaction.

         In connection with this acquisition, the Company entered into employment and consulting agreements with the former owners of Prompt Medical Billing. In March 1998, the former owners ceased performing their duties. NTBM subsequently lost its principal customer and ceased operations. The former owners commenced an arbitration against the Company in the state of Florida for breach of these agreements (see Note 14). The matter was settled by

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


3.       ACQUISITIONS AND DISPOSITIONS - CONTINUED

agreement of the parties in 1999. The settlement provided, among other items, that the Company pay $35,000 to the former owners and the former owners assign the right to collect an outstanding account receivable in the amount of $70,000. The Company recorded the settlement payable of $35,000 at December 31, 1998. The first $10,000 collected from the outstanding $70,000 is to be paid to the Company, with any additional amounts collected to be split 50/50 between the former owners and the Company. The right to collect the $70,000 reverts to the Company if at least $10,000 has not been collected by November 1, 1999 and a payment plan for the remainder is not in place. At November 1, 1999, no payments had been collected against the outstanding $70,000 and the right to collect has reverted to the Company. The receivable has not been recorded based upon an evaluation of collectibility.

         The Company commenced an arbitration proceeding in 1998 against the former owners in the City of New York under the asset purchase agreement for damages which the Company alleges to have sustained by reason of the breach of the representations and warranties and covenants of the former owners (see Note
14). In an Award issued in 1999, the arbitrator denied the relief sought by the Company and refused to grant the relief sought by former owners. On April 19, 1999, the Company initiated a Special Proceeding in the Supreme Court of the State of New York, County of New York to affirm the Award. The Special Proceeding is currently at the initial pleadings stage.

         c. SUSPENSION OF ANALYTICAL BIOSYSTEMS CORPORATION'S LABORATORY OPERATIONS

         Analytical Biosystems Corporation ceased processing specimens for the assay and suspended its laboratory operations in Rhode Island in November, 1997.

4.       INVESTMENT IN PHYSICIANS CLINICAL LABORATORY, INC.

         In 1996, the Company acquired certain debt securities of PCL, a Delaware corporation. United reached an agreement (the "PCL Plan") with the holders of the Senior Debt, Subordinated Debt and the management of PCL whereby United would acquire a 52.6% interest in PCL. The terms of the agreement provided that PCL file a plan to effectuate the agreement. As required by the aforementioned agreement, the Company purchased approximately $13,300,000 of Senior Debt for $10,000,000 on November 7, 1996. On November 8, 1996, PCL and its then subsidiaries filed a petition for relief under Chapter 11 of the Federal Bankruptcy Laws in the United States Bankruptcy Court. In December 1996, the Company received a distribution totaling $575,561 which was applied against the Company's investment in the senior debt of PCL.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998

4.       INVESTMENT IN PHYSICIANS CLINICAL LABORATORY, INC. - CONTINUED

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

         On the effective date, as required under the PCL Plan, the debt purchased by United was converted into 35.6% of the common stock of PCL. United acquired an additional 17% of the common stock in exchange for the $5,000,000 MSI note (Note 3a), resulting in United owning 52.6% of the outstanding common stock of PCL. United accounted for the acquisition under the purchase method. The Company's acquisition cost consisted of the $15 million investment above, plus deferred acquisition costs of $1,248,324, less a deferred gain on the sale of MSI of $1.1 million. The Company recorded approximately $2 million in excess cost over the fair market value of net assets acquired ("goodwill").

         PCL accounted for the reorganization using the principles of fresh start accounting, as required by Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code", issued by the American Institute of Certified Public Accountants. Under the principles of fresh start accounting, as of September 30, 1997, PCL's total assets were recorded at their assumed reorganization value, with the reorganization value allocated to identifiable assets on the basis of their estimated fair value and PCL's prior accumulated deficit was eliminated. The excess of the reorganization value over the value of identifiable assets was reported as "reorganization value in excess of amounts allocable to identifiable assets".

         The total reorganization value was determined in consideration of several factors. The methodology employed involved estimation of PCL's enterprise value (the market value of its stockholders' equity and its debt), taking into account the new investment by United and market rates for similar debt instruments. This resulted in an estimated reorganization value of approximately $87 million, of which the reorganization value in excess of amounts allocable to identifiable assets was approximately $71 million. The excess reorganization value was being amortized over 15 years.

         After the reorganization, PCL continued to experience customer losses and reduction in third party reimbursements, and has been unable to completely achieve the operating performance anticipated in the reorganization plan. These factors resulted in cash flow deficits and continued operating losses. As a result of the subsequent sale by PCL (see below), management reevaluated

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


4. INVESTMENT IN PHYSICIANS CLINICAL LABORATORY, INC. - CONTINUED

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

         On June 10, 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL. After the sale, United owned 49.9% of the issued and outstanding shares of PCL and the Company commenced to account for its remaining investment in PCL under the equity method of accounting, rather than the consolidation method. Under the equity method, investments are recorded at cost reduced by the Company's proportionate share of losses. Any losses in excess of the investment are not recognized until future profits or additional investments occur. The Company's share of PCL losses recognized from the date of acquisition through June 10, 1998, exceeded its investment in PCL. In the deconsolidation of PCL, the Company adjusted its negative investment to zero and recorded the remainder as an adjustment to capital in excess of par value. PCL continued to have losses after June 1998, and the Company's share of losses were not further recognized in 1998. The 1998 statements present the Company's investment in PCL on the equity method restated to January 1, 1998.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


4.       INVESTMENT IN PHYSICIANS CLINICAL LABORATORY, INC. - CONTINUED

         The following table contains summarized financial information of PCL for its fiscal year ended February 28, 1999:


         CONDENSED STATEMENT OF OPERATIONS                    Year ended February 28, 1999
         ---------------------------------                    ----------------------------

                  Net revenues                                $         55,571,000
                  Operating loss                              $        (12,086,000)

                  Net loss                                    $        (22,076,000)


         CONDENSED BALANCE SHEET                              At February 28, 1999
         -----------------------                              --------------------
                  Current assets                              $         13,335,000
                  Noncurrent assets                           $         22,102,000
                  Total assets                                $         35,437,000

                  Current liabilities                         $         77,219,000
                  Noncurrent liabilities                      $          9,210,000
                  Capital deficit                             $        (50,992,000)
                  Total liabilities and capital deficit       $         35,437,000


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

         On April 5, 1999, PCL entered into an Asset Purchase Agreement for the sale of the business and substantially all assets to Unilab Corp ("Unilab") for a total purchase price of approximately $40 million. The sale closed on May 10, 1999. The purchase price includes approximately $9 million cash, one million shares of common stock of Unilab, assumption of approximately $3 million in liabilities, and a convertible note for $25 million. The note has a 7.5% interest rate, with $10 million annual principal payments, which may be paid in cash or in shares of Unilab common stock, at Unilab's option, at a $3.00 per share conversion price for 75% of the note, with the balance converting at then-current market price. The stock is subject to a registration rights agreement. The agreement also provides for the merger of Bio-Cypher Funding Corp. into PCL prior to closing, and repayment of the credit facility with Daiwa.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


4.       INVESTMENT IN PHYSICIANS CLINICAL LABORATORY, INC. - CONTINUED

         PCL began liquidation after the sale. The proceeds were principally used to satisfy a portion of PCL's secured indebtedness. No proceeds of the sale were available to the PCL shareholders. Concurrent with the sale, the Stockholder Agreement was amended to provide payment to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999; and in 1999 recognized such proceeds as a credit to additional paid in capital, and recognized its share of previously unrecognized PCL loss of a like amount.

5.       EQUIPMENT

         Equipment consists of the following:


              Computer Equipment                          $    9,607
              Less accumulated depreciation                   (6,897)
                                                          ----------
                                                          $    2,710
                                                          ==========



Depreciation expense was $1,921 and $2,915 for the years ended December 31, 1999, and 1998, respectively.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


6.       DEBT

         Debt consists of the following:


       Notes payable to State of Rhode Island's                                      $       85,888
       Small Business Loan Fund Corporation (SBLFC),
       in default in April 1998, subsequently modified in June 1998, to 9.5% interest with all past due interest paid upon
       execution of modified agreements, principal due on demand, collateralized by virtually all of the assets of United and ABC

       Note payable to financing company, interest at                                        42,774
       8.2% repayable in monthly installments of
       $5,513 commencing February 2000 for
       Directors' and Officers' Insurance premium

                                                                                     --------------
                                                                                     $      128,662
                                                                                     ==============




         In March 1998, the Company obtained a loan in the principal amount of $250,000. Principal and interest at 10% were due on the earlier of April 1999 or consummation of a private placement with defined proceeds. Principal and interest were paid in full on May 13, 1999. This loan was secured by a pledge of 125,000 shares of PCL stock. As a condition to making the loan, the lender required, and the board approved, issuing the lender warrants to purchase 44,000 shares of common stock stated on a presumed post-reverse split basis. The exercise price was to be equal to the closing bid of the common stock on the first business day following the effective date of the reverse split, subject to reduction if a private placement is made following the reverse split at a lower price. The warrants are exercisable until the fifth anniversary of the reverse split. As further consideration for the loan, the Company agreed to adjust the exercise price of previously issued warrants to purchase 1,428 shares issued in conjunction with a January 1997 loan (paid in full in February 1997), to the same price as the new warrants. The warrants have not been issued and the exercise price is not determinable since the Company's common stock was delisted prior to the effective date of the reverse split. The Company estimated the value of the warrants using an exercise price based upon market price at the date of the loan as adjusted for the reverse split. The Company recorded a discount on the debt of $143,000 for the prorata warrant value and recognized approximately $83,000 in 1998 and $60,000 in 1999 in interest expense, relating to the discount (non-cash item).

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


7.       ACCRUED EXPENSES

         Accrued expenses consist of the following:


              Employee compensation                         $    15,150
              Accrued vacation                                    3,930
              Accrued taxes                                      65,000
              Consulting and professional fees                   92,918
                                                            -----------

                                                            $   176,998
                                                            ===========




8.       LEASE COMMITMENTS

         The Company maintains a lease with a term of one year, commencing each January 1st, which may be renewed by the Company at a monthly rental of $925 per month.

         Rental expense was $17,185 and $13,071 for the years ended December 31, 1999 and 1998, respectively.

9.       STOCKHOLDERS' EQUITY

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

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


9.       STOCKHOLDERS' EQUITY - CONTINUED

Commencing upon the 270th day following completion of the private placement, the Company has the right, upon 30 days' prior notice, to cause the Series A Convertible Preferred Stock to be converted into common stock at the then applicable conversion price. The shares are convertible into such number of shares of common stock as shall equal $1,000 divided by a conversion rate equal to the lesser of (i) 75% of the average closing price of the common stock for the 5 days immediately preceding the date of the holder's notice of conversion or (ii) $1,225.00, subject to certain adjustments.

         The holders of a majority of the Series A Convertible Preferred Stock were granted one "demand" registration right with respect to the common stock underlying the Series A Convertible Preferred Stock. In the event that the Company does not file with, and have declared effective by, the Commission, a registration statement under the Act within 120 days of receipt of the demand notice of the investors holding the shares of the Series A Convertible Preferred Stock, the then applicable conversion price of the Series A Convertible Preferred Stock will be reduced by 10%. Further, for each 30 day period after the 120 day period that the registration statement has not been declared effective, the conversion price will be reduced by an additional 2%, up to an aggregate of 12%. See Note 14 for information regarding certain litigation concerning conversion of the Preferred Stock into Common Stock and ability to sell under the Selling Shareholder Registration Statements.

         The Company filed a registration statement relating to the shares of Common Stock issuable upon conversion of the Preferred Stock (the "Conversion Shares") in December 1996, but withdrew the registration statement in February 1997. The Company subsequently filed a new registration statement in April 1997 relating to the Conversion Shares, which was declared effective by the Commission on July 23, 1997. The selling stockholders under such registration statement each represented to the Company that they were not part of any "group" as defined in Rule 13d-5 under the General Rules and Regulations under the Securities Exchange Act of 1934, as amended. Additionally, each represented that he or it was the sole beneficial owner of Common Stock of the Company registered in his or its name or issuable upon conversion of additional shares of Preferred Stock. As a result of the Company's acquisition of a 52.6% interest in PCL, in October 1997, the Company suspended further sales of Conversion Shares pursuant to the registration statement pending stockholder authorization of additional shares of Common Stock to be issued upon conversion of the Preferred Stock, the preparation and filing by the Company of additional reports with the Commission relating to the completion of the acquisition of its majority interest in PCL, and the Company amending its registration statement to reflect the completion of the PCL transaction. On October 20, 1997, the Company filed an initial Current Report on Form 8-K relating to its acquisition of such majority interest in PCL and, under the applicable rules for such form, had 60 days therefrom to file the requisite financial statements of PCL. Sales under the registration statement remained suspended pending the preparation and

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


9.       STOCKHOLDERS' EQUITY - CONTINUED

filing of such additional reports, principally relating to the requisite PCL financial statements, which additional reports have not been completed to date. As of the date hereof, no post-effective amendment to the registration statement has been filed and sales under that registration statement remain suspended (see
Note 14).

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

         b.       COMMON STOCK

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

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


9.       STOCKHOLDERS' EQUITY - CONTINUED

         d.        STOCK OPTION PLANS

         At December 31, 1999, the Company has stock option plans as follows:

                  i.       1994 PLAN

         The Company has reserved 5,000 shares of common stock under the 1994 Employee Stock Option Plan (the 1994 Plan). Options granted under the 1994 Plan may be incentive options or nonqualified stock options, and shall be designated as such at the time of grant. The 1994 Plan permits the granting of incentive options only to officers and full-time employees of the Company, at no less than 100% of the fair market value of the Company's common stock at the date of the grant. Nonqualified stock options may be granted to officers, employees, consultants, and advisors of the Company, as well as to members of the Board of Directors, at a price determined by the Plan administrator but in no case less than 85% of the fair market value of the Company's common stock at the date of the grant. To the extent that any option intended to be an incentive option shall fail to qualify as such under Section 422 of the Internal Revenue Code of 1986, such options shall be deemed to be nonqualified options. The 1994 Plan is administered by the Option Committee of the Board of Directors, which has full power to determine the specific terms of each option granted, subject to the provisions of the 1994 Plan. Due to the current number of Directors, there is no functioning committee. As of December 31, 1999, the Company has granted options outstanding for a total of 2,500 shares under this Plan.

                  ii.      DIRECTOR'S PLAN

         The Company has reserved 2,857 shares of common stock under the Non-Employee Director Stock Option Plan (the Director Plan). Each non-employee director, upon election of the Company's Board of Directors, shall be granted options for 71 shares of common stock, and each shall be granted on subsequent annual anniversary dates of the initial grant, additional options for 114 shares of common stock. Under the terms of the agreement, the sum of the number of shares to be received upon any grant multiplied by the fair market value of each share at the time of the grant may not exceed $75,000. As of December 31, 1999, the Company has granted options outstanding for a total of 413 shares under this Plan.

         The exercise price of each option shall be 100% of the fair market value of the Company's common stock at the date of the grant. The Director Plan is administered by the Director Plan Committee, which is comprised of not less than two directors of the Company who are not entitled to participate in the Director Plan. Due to the current number of Directors, there is no functioning committee.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


9. STOCKHOLDERS' EQUITY - CONTINUED

                  iii.     1992 PLAN

         During 1999, the remaining 41 shares of common stock reserved under a 1992 Stock Option Plan ("1992 Plan") expired. In August 1994, the 1992 Plan was terminated except for then outstanding options and replaced by the 1994 Plan. At December 31, 1999, no options remain reserved under the 1992 Plan.

                  iv.      OTHER STOCK OPTIONS

         The Company also has 82 stock options outstanding at December 31, 1999, that were not issued under any specific plan.

         e.        FAS 123 DISCLOSURES

         The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("FAS 123") and will continue to account for its employee stock options in accordance with the provisions of APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES.

         The following table presents the combined activity of United's stock option plans for the years ended December 31, as follows:


                                                        1999                             1998
                                          -----------------------------   ------------------------------
                                                              WEIGHTED                         WEIGHTED
                                                               AVERAGE                          AVERAGE
                                                              EXERCISE                         EXERCISE
                                               OPTIONS         PRICE           OPTIONS           PRICE
                                          -----------------------------   ------------------------------
Outstanding at January 1                        3,107         $  543.64         3,257          $  546.70
Granted                                             -                 -             -                  -
Exercised                                           -                 -             -                  -
Canceled                                         (112)           490.00          (150)            610.38
                                          -----------------------------   ------------------------------
Outstanding at December 31                      2,995         $  545.62         3,107          $  543.64
                                          =============================   ==============================

Options exercisable at December 31              2,995         $  545.62         3,107          $  543.64
                                          =============================   ==============================


                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


9.       STOCKHOLDERS' EQUITY - CONTINUED

         The Company granted warrants in connection with financing activities, merger and acquisitions activity, and as a form of compensation to employees and consultants. Expiration dates vary on outstanding warrants ranging from October 2000 through December 2003.

         The following table presents the combined activity for all United's warrants issued for the years ended December 31, as follows:


                                                      1999                          1998
                                           -------------------------- -----------------------------
                                                            WEIGHTED                      WEIGHTED
                                                            AVERAGE                        AVERAGE
                                                            EXERCISE                      EXERCISE
                                             WARRANTS        PRICE        WARRANTS          PRICE
                                           -------------------------- -----------------------------
Outstanding at January 1                       57,125       $ 137.81       15,207         $ 767.20
Granted                                             -              -       45,429             6.58
Exercised                                           -              -            -                -
Canceled                                         (209)        637.00       (3,511)        1,165.07
                                           -------------------------- -----------------------------
Outstanding at December 31                     56,916       $ 135.98       57,125         $ 137.81
                                           ========================== =============================

Options exercisable at December 31             56,916       $ 135.98       57,125         $ 137.81
                                           ========================== =============================



The following table presents weighted average price and life information about significant United's option groups outstanding at December 31, 1999:


                                                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                                --------------------------------------------------------------------------------------
                                                      WEIGHTED
                                                      AVERAGE           WEIGHTED                          WEIGHTED
                                                     REMAINING           AVERAGE                          AVERAGE
                                     NUMBER         CONTRACTUAL         EXERCISE           NUMBER         EXERCISE
RANGE OF EXERCISE PRICES          OUTSTANDING       LIFE (YRS.)           PRICE         EXERCISABLE        PRICE
----------------------------------------------------------------------------------------------------------------------
Less than $525.00                       2,582           3.0             $ 488.44              2,582        $ 488.44
$525.00 - $1,050.00                       413           1.3             $ 902.52                413        $ 902.52
                                -------------                                          ------------

                                        2,995                                                 2,995
                                =============                                          ============


                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


9.       STOCKHOLDERS' EQUITY - CONTINUED

         The following table presents weighted average price and life information about significant United's warrant groups outstanding at December 31, 1999:


                                                WARRANTS OUTSTANDING                     WARRANTS EXERCISABLE
                                ---------------------------------------------------- --------------------------------
                                                     WEIGHTED
                                                     AVERAGE          WEIGHTED                          WEIGHTED
                                                    REMAINING          AVERAGE                          AVERAGE
                                     NUMBER        CONTRACTUAL        EXERCISE           NUMBER         EXERCISE
RANGE OF EXERCISE PRICES          OUTSTANDING      LIFE (YRS.)          PRICE         EXERCISABLE        PRICE
------------------------------------------------------------------------------------ --------------------------------
Less than $10.00                       45,429              3.9          $   6.58            45,429      $   6.58
$10.00 - $525.00                        5,436              1.8          $ 489.08             5,436      $ 489.08
$525.00 - $1,050.00                     6,051              2.0          $ 790.03             6,051      $ 790.03
                                -------------                                        -------------

                                       56,916                                               56,916
                                =============                                        =============




         The weighted average fair value per share and exercise price of United's options and warrants granted during 1999 and 1998 were as follows:


                                                  1999                                   1998
                                     -----------------------------------    -----------------------------------
                                             WEIGHTED AVERAGE                        WEIGHTED AVERAGE
                                       FAIR VALUE       EXERCISE PRICE        FAIR VALUE      EXERCISE PRICE
                                     -----------------------------------    -----------------------------------
Share price = Exercise price          $     N/A         $      N/A            $    6.58       $     6.58



         f.       COMMON STOCK RESERVED

         The Company has reserved 59,911 shares of common stock for the exercise of options and warrants. The Company was not able to reserve a sufficient number of common shares to provide for the conversion of the Series A Convertible Preferred Stock as of December 31, 1999. The Company is presently unable to determine the number of shares issuable upon such conversion.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


9.       STOCKHOLDERS' EQUITY - CONTINUED

         g.       CAPITAL IN EXCESS OF PAR VALUE

         On April 5, 1999, PCL entered into an Asset Purchase Agreement for the sale of the business and substantially all assets to Unilab Corp for a total purchase price of approximately $40 million. The sale closed on May 10, 1999. Concurrent with the sale, the Stockholder Agreement was amended to provide payment to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999, and recorded an adjustment to capital in excess of par value. The transaction was recorded by the Company as non-recurring miscellaneous revenue with a corresponding charge for prior years' unrecognized equity loss in subsidiary.

10.      CONTRACT RESEARCH

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

         Commercialization--During the Commercialization Phase, the Company will pay amounts to RIPSAT equal to the funds received during the Applied Research Phase. Payment will begin at the end of the first calendar quarter in which sales of the product are recorded. Payments will be calculated as follows (i) 3% of quarterly net sales of the FCA, but not exceeding an aggregate of $107,000, and (ii) 5% of quarterly net sales of the RMCE. The 3% and 5%, under certain

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


10.      CONTRACT RESEARCH - CONTINUED

circumstances, may be increased to 6% and 10%, respectively. At December 31, 1999, the Commercialization Phase has not commenced.

         b.       RESEARCH AND LICENSE AGREEMENT

         In May 1991, the Company entered into a Research Agreement with Brown University (Brown). Under the agreement, the Company will fund Brown for all direct and indirect costs incurred in the performance of the research which shall not exceed $375,604 without written authorization from the Company. The total reimbursable costs expended by Brown University under this agreement through December 31, 1993, were $362,255, of which $320,338 was reimbursed to the Company by RIPSAT. Of the $362,255, the Company has paid $306,684 to Brown leaving a balance of $55,571 at December 31, 1999.

         Under the provisions of the agreement, the Company has an option to license intellectual property developed in the performance of the agreement. The Company will pay royalties to Brown at a rate of 2% of sales which shall commence two years from issuance of a patent and extend for the life of the license.

11.      INCOME TAXES

         a.       NET OPERATING LOSS CARRYFORWARDS

         The Company files consolidated tax returns with its wholly-owned subsidiaries. At December 31, 1999, the Company and its wholly-owned subsidiaries have net operating loss carryforwards of approximately $20 million for income tax purposes that expire at various times from 2001 to 2019, including approximately $3 million of these losses that are limited in usage. No income tax benefit has been recorded during the years ended December 31, 1999, and 1998.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998



         The principal components of the Company's deferred tax assets were as follows:



              Deferred tax assets:
              Net operating loss carryforwards             $  8,686,000
              Allowance for bad debts                            40,000
              Intangibles                                             -
              Federal general business tax credits              150,000
              Other                                               7,000
                                                           ------------
                                                              8,883,000
              Valuation allowance                            (8,883,000)
                                                           ------------
              Net deferred tax assets                      $          -
                                                           ============



         Net deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. The valuation allowance increased $340,000 in 1999 (after eliminating the PCL portion) from increases in net operating loss carryforwards.

         b.       ALTERNATIVE MINIMUM INCOME TAX

         An estimated alternative minimum income tax ("AMT") of $65,000 was incurred by the Company for the year ended December 31, 1999, upon the receipt of $3.25 million in cash in connection with the PCL transaction (see Note 4). The Company can apply such AMT payments against future non-AMT income taxes, if any.

12.      OTHER AGREEMENTS

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

         On March 6, 1997, the Company adopted an Indemnification Trust (the "Trust") for the benefit of the current officers and directors of the Company. The Trust is in furtherance of the

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


12.      OTHER AGREEMENTS - CONTINUED

Company's indemnification obligations to its officers and directors and is intended to establish a mechanism to assure a source of funding for any payments the Company may be required to make under such Indemnification Agreements. The board of directors authorized to fund the Trust in the amount of $250,000. The Trust has not been funded to date.

13.      EMPLOYMENT AGREEMENTS

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

14.      LITIGATION

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

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


14. LITIGATION - CONTINUED

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

         On July 22, 1998 an arbitration was commenced before the American Arbitration Association ("AAA") in New York, New York entitled NU-TECH BIO MED, INC. AND NTBM BILLING SERVICES, INC V. JUDITH PRUSSIN, JEFFREY PRUSSIN AND PROMPT MEDICAL BILLING, INC. (Case No. 13 180 00703 98). The case arose from the purchase by the Company of the respondents' business, PMBI, in October of 1996. Subsequent to the purchase, the business lost its principal customer and ceased operations. In the arbitration, the Company sought from the former owners of PMBI, INTER alia, a judgment which constituted the return of the purchase price of PMBI (i.e., the return of approximately $100,000 in cash and the right to certain stock held in escrow pursuant to the Purchase Agreement). In an Award originally dated April 9, 1999 (and affirmed by the arbitrator on May 27, 1999), the arbitrator denied the relief sought by the Company and refused to grant the relief sought by respondents. On April 19, 1999, the Company initiated a Special Proceeding in the Supreme Court of the State of New York, County of New York captioned IN RE THE ARBITRATION OF CERTAIN CONTROVERSIES BETWEEN NU-TECH BIO MED, INC. AND NTBM BILLING SERVICES, INC V. JUDITH PRUSSIN, JEFFREY PRUSSIN AND PROMPT MEDICAL BILLING, INC. (Index No. 108158/99) to affirm the Award. The Special Proceeding is currently at the initial pleadings stage.

         On July 8, 1998 an arbitration was commenced before the AAA in Miami, Florida entitled JUDITH PRUSSIN AND HEALTH SYSTEMS DEVELOPMENT CORPORATION AGAINST NTBM BILLING SERVICES, INC AND NU-TECH BIO MED, INC. (Case No. 32 160 00219 98). The case concerned employment and

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


14.      LITIGATION - CONTINUED

consulting agreements between the Company and claimants, which agreements were executed in conjunction with the purchase by the Company of the claimants' business, Prompt Medical Billing, Inc. ("PMBI"), in October of 1996. Specifically in dispute were the amounts owed to claimants in light of the cessation of PMBI's business operations. Claimants sought damages in the amount of $44,187.28 along with interest, costs and attorneys fees associated with the arbitration. The matter was settled by confidential agreement of the parties, dated on or about May 28, 1999 and formally dismissed on June 17, 1999. The settlement provided, among other items, that the Company pay $35,000 to claimants and the claimants assign the right to collect an outstanding account payable to PMBI in the amount of $70,000. The first $10,000 collected from the outstanding account is to be paid to the Company, with any additional amounts collected to be split 50/50 amongst claimants and the Company. The right to collect the $70,000 reverts to the Company if at least $10,000 has not been collected by November 1, 1999, and a payment plan for the remainder is not in place. At November 1, 1999, no payments had been collected against the outstanding $70,000 and the right to collect has reverted to the Company.

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

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


14.      LITIGATION - CONTINUED

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

15.      SUBSEQUENT EVENT

         The Company, in May 2000, made a $200,000 investment for an initial 7.5% common stock interest in a newly formed company, controlled by Mr. J. Marvin Feigenbaum (Chairman and stockholder of the Company). Such investment was pursuant to an affirmative vote (with Mr. Feigenbaum abstaining) by the Board of Directors at a meeting held April 17, 2000.

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


EXHIBIT
  NO.         DESCRIPTION PAGE
-------       ----------------

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

16.2 Letter from Grant Thornton LLP required pursuant to Rule 304(a)3 of Regulation S-B.

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


EXHIBIT
  NO.         DESCRIPTION PAGE
-------       ----------------

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

99.13*        Summons and Complaint in the action AGorra Holding and Barras
              Investment v. Nu-Tech Bio-Med, Inc. Case No. 98 Civ. 764 (JMP) in the United States District Court, Southern District of New York
              (filed as Exhibit 99 to Current Report on Form 8-K for February
              23, 1998).

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