Form 10QSB
period 2000-03-31
UNITED DIAGNOSTIC INC
filed 2000-07-11
CIK 716778

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2000

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from ___________________ to ________________________

                           Commission File No. 0-11772

                             UNITED DIAGNOSTIC, INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                             25-1411971
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation of organization)

476 MAIN STREET - SUITE 3-DFL WAKEFIELD, RHODE ISLAND         02879
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

         As of July 11, 2000, there were issued and outstanding 682,622 shares of common stock of the registrant.

                  Transitional small business disclosure format

                        Yes                    No X
                           ---                   ---

                             United Diagnostic, Inc.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                                                  PAGE
PART I   FINANCIAL INFORMATION

Item 1.           Financial Statements                                                              3

                  Notes to Consolidated Financial Statements                                        6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                        10

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings                                                                16

Item 6.           Exhibits and Reports on Form 8-K                                                 16

SIGNATURES                                                                                         18

Exhibit 27        Financial Data Schedule                                                          19

                    United Diagnostic, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)



                                                                         MARCH 31             December 31
                                                                           2000                  1999
                                                                    --------------------  --------------------
ASSETS
Current assets:
      Cash and cash equivalents                                             $ 1,344,759           $ 1,709,067
      Prepaid expenses and other current assets                                  58,785                69,642
                                                                    --------------------  --------------------
Total current assets                                                          1,403,544             1,778,709

Equipment, net                                                                    2,229                 2,710
Deposits                                                                            950                   950
                                                                    --------------------  --------------------
                                                                            $ 1,406,723           $ 1,782,369
                                                                    ====================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
      (CAPITAL DEFICIT)
Current liabilities:
      Notes payable                                                           $ 112,622             $ 128,662
      Accounts payable                                                          218,923               230,157
      Accrued expenses                                                           87,353               176,998
      Contract payable                                                           55,571                55,571
                                                                    --------------------  --------------------

          Total current liabilities                                             474,469               591,388
                                                                    --------------------  --------------------

Commitments and contingencies

Stockholders' equity (capital deficit):
      Series A convertible preferred stock, $.01 par value;
          2,000,000 authorized; 2,826 issued and outstanding
          at March 31, 2000 (liquidation preference of
          $2,826,000 at March 31, 2000)                                              28                    28
      Common stock, $.01 par value; 50,000,000
          shares authorized; 682,622 shares issued and
          outstanding at March 31, 2000                                           6,826                 6,826
      Capital in excess of par value                                         59,716,870            59,716,870
      Accumulated deficit                                                   (58,791,470)          (58,532,743)
                                                                    --------------------  --------------------
Total stockholders' equity (capital deficit)                                    932,254             1,190,981
                                                                    --------------------  --------------------

                                                                            $ 1,406,723           $ 1,782,369
                                                                    ====================  ====================

                    United Diagnostic, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                   (Unaudited)


                                                                 FOR THREE MONTHS ENDED MARCH 31
                                                                 2000                      1999
                                                           ---------------------------------------------
Revenues:
                                                                         $ -                        $ -
                                                           ---------------------------------------------

Operating costs:
    Sales, general and administrative expenses                       274,093                    285,663
    Depreciation and amortization                                        480                        480
                                                           ---------------------------------------------
Total operating costs                                                274,573                    286,143
                                                           ---------------------------------------------

Operating loss                                                      (274,573)                  (286,143)

Other income (expense):
    Interest income                                                   18,406                          -
    Interest expense                                                  (2,560)                   (52,246)
                                                           ---------------------------------------------
Total other income (expense)                                          15,846                    (52,246)
                                                           ---------------------------------------------

Net loss                                                          $ (258,727)                $ (338,389)
                                                           =============================================

Net loss per common share - basic and diluted                        $ (0.38)                   $ (0.50)
                                                           =============================================

Weighted average shares outstanding                                  682,622                    682,622
                                                           =============================================

                    United Diagnostic, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                             FOR THREE MONTHS ENDED MARCH 31
                                                                              2000                     1999
                                                                      ----------------------------------------------
OPERATING ACTIVITIES:
Net loss                                                                        $ (258,727)         $ (338,389)
Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation, amortization and write down of intangibles                         480                 480
      Interest expense from issuance of warrants                                         -              43,300
      Changes in operating assets and liabilities:
        Prepaids, other current assets and deposits                                 10,858               6,392
        Accounts payable and accrued expenses                                     (100,879)            162,498
                                                                      ----------------------------------------------
           Net cash used in operating activities                                  (348,268)           (125,719)
                                                                      ----------------------------------------------

FINANCING ACTIVITIES:
Repayment of notes payable and lease obligations                                   (16,040)             (6,166)
                                                                      ----------------------------------------------
           Net cash used in financing activities                                   (16,040)             (6,166)
                                                                      ----------------------------------------------
Net decrease in cash and cash equivalents                                         (364,308)           (131,885)
Cash and cash equivalents at beginning of period                                 1,709,067             176,848
                                                                      ----------------------------------------------
Cash and cash equivalents at end of period                                     $ 1,344,759            $ 44,963
                                                                      ==============================================

Supplemental disclosure of cash flow information:
    Taxes paid                                                                 $    65,000                   0
    Interest paid                                                                      500               2,100

                    United Diagnostic, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For the Three Months Ended March 31, 2000

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

         The Company's annual report on Form 10-KSB for the years ended December 31, 1999, was filed on May 31, 2000. This report on Form 10-QSB for the quarter ended March 31, 2000, is being filed late.

         In the opinion of management of United Diagnostic, Inc., the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2000, and the results of operations and cash flows for the three months ended March 31, 2000, and 1999.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Analytical Biosystems Corporation ("ABC") (inactive since November 3, 1997), and NTBM Billing Services, Inc. ("NTBM") (inactive since April 1998). As of June, 1998, United's ownership in Physicians Clinical Laboratory, Inc., ("PCL") (inactive since May 1999) was reduced from 52.6% to 49.9% of the issued and outstanding shares of PCL. The Company commenced to account for its remaining investment in PCL under the equity method (Note 2). All material intercompany transactions and balances have been eliminated. Where appropriate, prior year amounts have been reclassified for comparative purposes.

         ABC was a clinical oncology laboratory service and research company located in Rhode Island (inactive since November 1997). NTBM was a medical billing service business located in Florida (inactive since April 1998, Note
3b). PCL was a full service medical laboratory facility which operated throughout the State of California (inactive since May 10, 1999, Note 3a).

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In June, 1998, the Company sold 67,500 shares of its Physicians Clinical Laboratory, Inc. ("PCL") common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL. As a result of the sale, United's ownership was reduced from 52.6% to 49.9% of the issued and outstanding shares of PCL. Subsequently, the Company commenced to account for its remaining investment in PCL under the equity method of accounting, rather than the consolidation method. Under the equity method, investments are recorded at cost reduced by the Company's proportionate share of losses. Any losses in excess of the investment are not recognized until future profits or additional investments occur. The Company's share of PCL losses recognized from date of acquisition through June 10, 1998, exceeded its investment in PCL. In the deconsolidation of PCL, the Company adjusted its negative investment to zero and recorded the remainder as an adjustment to capital in excess of par value. On April 5, 1999, PCL entered into an Asset Purchase Agreement for the sale of the business and substantially all assets to Unilab Corp for a total purchase price of approximately $40 million. The sale closed on May 10, 1999. Concurrent with the sale, the Stockholder Agreement was amended to provide payment to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999. The transaction was recorded by the Company as non-recurring miscellaneous revenue with a corresponding charge for prior years' unused equity loss in subsidiary. Such equity loss in subsidiary was recorded as an adjustment to capital in excess of par value in May of 1999.

3.       DISPOSITIONS

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

         As a result of the above transaction, the Consolidated Financial Statements relating to three months ended March 31, 2000, and 1999, are presented on the basis of the Company's 49.9% ownership of PCL under the equity method of accounting as described in Note 2.

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

5.       SUBSEQUENT EVENT - INVESTMENT

         The Company, in May 2000, made a $200,000 investment for an initial 7.5% common stock interest in a newly formed company, controlled by Mr. J. Marvin Feigenbaum (Chairman and stockholder of the Company). Such investment was pursuant to an affirmative vote (with Mr. Feigenbaum abstaining) by the Board of Directors at a meeting held April 17, 2000.

SAFE HARBOR STATEMENT

         Certain statements in this Form 10-QSB, including information set forth under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). United Diagnostic, Inc. (the "Company") desires to avail itself of certain "safe harbor" provisions of the Act and is therefore including this special note to enable the Company to do so. Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company's actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward-looking statement. Such future results are based upon management's best estimates based upon current conditions and the most recent results of operations. These risks include, but are not limited to, the ability of the Company to identify and obtain a viable business and all of the risks (known and unknown) relating to any new and as yet unidentified business within the timeframe inherent in the Company's cash limitations, beyond its current investment described in Note 5. The Company, in the future, may need additional funds from loans and/or the sale of equity securities. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to the Company. Presently, the Company does not operate or have an equity investment in a business which is a source of revenue from operations. But for the Company's infusion of cash which the Company received as a result of the sale by PCL of its business and assets, there is no assurance that the Company would be able to sustain itself beyond December 31, 2000. For the fiscal year ended December 31, 1998, and the years prior thereto, the Reports on the Company's financial statements contained an explanatory paragraph based upon substantial doubt existing about the Company's ability to continue as a going concern. The Company to date has been materially dependent upon the efforts of its President and Chief Executive Officer, Mr. J. Marvin Feigenbaum. The loss of Mr. Feigenbaum's services may have a materially adverse effect upon the business or operations of the Company.





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

1.       HIGHLIGHTS

         a.       SUBSEQUENT EVENT - INVESTMENT

         The Company, in May 2000, made a $200,000 investment for an initial 7.5% common stock interest in a newly formed company, controlled by Mr. J. Marvin Feigenbaum (Chairman and stockholder of the Company). Such investment was pursuant to an affirmative vote (with Mr. Feigenbaum abstaining) by the Board of Directors at a meeting held April 17, 2000.

         b.       PHYSICIANS CLINICAL LABORATORY, INC.

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

         As a result of the above transactions, the Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the three months ended March 31, 2000, and 1999, are presented on the basis of the Company's 49.9% ownership of PCL under the equity method of accounting as described in Note 2.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         In June, 1998, the Company sold 67,500 shares of its Physicians Clinical Laboratory, Inc. ("PCL") common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL. As a result of the sale, United's ownership was reduced from 52.6% to 49.9% of the issued and outstanding shares of PCL. Subsequently, the Company commenced to account for its remaining investment in PCL under the equity method of accounting, rather than the consolidation method. Under the equity method, investments are recorded at cost reduced by the Company's proportionate share of losses. Any losses in excess of the investment are not recognized until future profits or additional investments occur. The Company's share of PCL losses recognized from date of acquisition through June 10, 1998, exceeded its investment in PCL. In the deconsolidation of PCL, the Company adjusted its negative investment to zero and recorded the remainder as an adjustment to capital in excess of par value. On April 5, 1999, PCL entered into an Asset Purchase Agreement for the sale of the business and substantially all assets to Unilab Corp for a total purchase price of approximately $40 million. The sale closed on May 10, 1999. Concurrent with the sale, the Stockholder Agreement was amended to provide payment to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999. The transaction was recorded by the Company as non-recurring miscellaneous revenue with a corresponding charge for prior years' unused equity loss in subsidiary. Such equity loss in subsidiary was recorded as an adjustment to capital in excess of par value in May of 1999.

THREE MONTHS ENDED MARCH 31, 2000, COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1999

         Results of Operations

         The Company reported no operating revenues for the three months ended March 31, 2000, and 1999.

         Total operating costs for the three months ended March 31, 2000, were $274,573 compared to $286,143 for the three months ended March 31, 1999.

         Selling, general and administrative expenses for the three months ended March 31, 2000, were $274,093 compared to $285,663 for the three months ended March 31, 1999.

         Operating loss for the three months ended March 31, 2000, was $274,573 compared to $286,143 for the three months ended March 31, 1999.

         Interest income for the three months ended March 31, 2000, was $18,406. The Company reported no interest income for the three months ended March 31, 1999. This increase is primarily due to an increase in cash and cash equivalents upon which interest is earned.

         Interest expense for the three months ended March 31, 2000, was $2,560 compared to $52,246 for the three months ended March 31, 1999. The interest for the three months ended March 31, 1999, is primarily related to a loan in the principal amount of $250,000 obtained by the Company in March 1998. The expense is comprised of accrued interest for the period and the amortized portion of the original portion of debt discount recorded for the original estimated value of warrants issued in connection with such debt. Principal and interest were paid in full on May 13, 1999.

         Net loss for the three months ended March 31, 2000, was $258,727 as compared to $338,389 for the three months ended March 31, 1999. The decrease in net loss is primarily due to a decrease in interest expense and a slight decrease in sales, general and administrative expenses as well as an increase in investment and interest income.

         Net loss per share of Common Stock for the three months ended March 31, 2000, was $.38 compared to $.50 for the three months ended March 31, 1999. The decrease is primarily due to a reduction in net loss. Weighted average shares were 682,622 for the three months ended March 31, 2000, and 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Presently, the Company's sole source for liquidity and capital resources is the balance of cash from the $3.25 million payment received in May 1999. The Company had utilized a portion of this payment to satisfy certain outstanding debts and obligations. The remaining cash on hand will be used for working capital.

         The Company had $1,344,759 in cash and cash equivalents at March 31, 2000, as compared to $1,709,067 at December 31, 1999. The decrease of $364,308 is primarily due to a reduction in current liabilities and the use of funds to support operating activities.

         Total current assets were $1,403,544 at March 31, 2000, as compared to $1,778,709 at December 31, 1999. The decrease of $375,165 is primarily due to a decrease in cash and cash equivalents.

         Prepaid expenses and other current assets were $58,785 at March 31, 2000, as compared to $69,642 at December 31, 1999.

         Equipment, net of accumulated depreciation, was $2,229 at March 31, 2000, compared to $2,710 at December 31, 1999.

         Deposits were $950 at March 31, 2000, and December 31, 1999.

         Total assets at March 31, 2000, were $1,406,723 as compared to $1,782,369 at December 31, 1999. The decrease is primarily due to a decrease in cash and cash equivalents.

         Total current liabilities at March 31, 2000, were $474,469 as compared to $591,388 at December 31, 1999. The decrease of $116,919 is primarily due to decreases notes payable of $16,040, accounts payable of $11,234 and accrued expenses of $89,645.

         PLAN OF OPERATIONS AND REQUIREMENT FOR ADDITIONAL FUNDS

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

         Through March 31, 2000, the Company generated no cash from operating activities and, therefore, has not achieved sufficient revenues to support future operations. The Company had working capital of approximately $929,000 at March 31, 2000.

         On May 10, 1999, Physicians Clinical Laboratory, Inc. ("PCL"), which is 49.9% owned by the Company, disposed of substantially all of its assets to Unilab (see Item 1, Note 3a). In connection with the sale of assets by PCL, the Company received a payment of $3.25 million from certain holders of PCL's secured indebtedness. Presently, the Company's sole source for liquidity and capital resources is the balance of cash from the $3.25 million payment received in May 1999. The Company had utilized a portion of this payment to satisfy certain outstanding debts and obligations. The remaining cash on hand will be used for working capital. The Company's remaining cash and cash equivalents at March 31, 2000, and December 31, 1999, were approximately $1,344,800 and $1,709,000, respectively. The Company believes its present cash position is adequate and sufficient for the Company's current cash needs through December 31, 2000. There can be no assurance that the Company will be able to identify and obtain a viable business through which it can generate operating revenues within the timeframe inherent in the Company's cash limitations, beyond its current investment as described in Item 1, Note 5. Additionally, no assurance can be given that such an investment would result in achieving profitability or positive cash flows. The ability of the Company to obtain additional financing or to achieve an adequate level of revenues is dependent upon future events, the outcome of which is presently not determinable. While the Company may seek to raise additional funds through debt or equity financing, no assurance may be given that the Company will be able to do so or, if that such financing is available, that same will be on terms acceptable to the Company.

         EFFECTS OF INFLATION

         The Company does not view the effects of inflation to have a material effect upon its business.

         HISTORICAL LOSSES AND ACCUMULATED DEFICIT OF UNITED

         Since inception (February 1, 1982) through March 31, 2000, the Company has incurred an accumulated deficit of approximately $58,791,000. For the fiscal years ended December 31, 1999, 1998, and 1997, and the three months ended March 31, 2000, the Company incurred net losses of approximately $1,025,600, $4,217,000, $31,626,000, and $258,800, respectively. The amount of stockholders' equity at March 31, 2000, was approximately $932,000. The amount of its working capital at March 31, 2000, was approximately $929,000. There can be no assurance that the Company will be able to ultimately identify or acquire any new business or the Company will have adequate financial resources with which to consummate potential transactions that may become available to the Company, beyond its current investment as described in Item 1, Note 5. Additionally, for the fiscal year ended December 31, 1998, and the years prior thereto, the Reports on the Company's financial statements contained an explanatory paragraph based upon substantial doubt existing about the Company's ability to continue as a going concern.

OTHER RISKS

         PLEDGE OF PRINCIPAL ASSETS TO SECURE EXISTING LOANS FROM THE STATE OF RHODE ISLAND

         In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of March 31, 2000, was approximately $85,900). All of the SBLFC loans, including those which are subject to the patent security interest, are further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In March 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $1,000 per month. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral.

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

         DELISTING FROM THE NASDAQ SMALLCAP MARKET, CONVERSION OF SERIES A CONVERTIBLE PREFERRED STOCK

         On June 1, 1998, the Company's Common Stock was delisted from the Nasdaq Small Cap Market, effective as of the close of business on June 1, 1998. The Company believes that the delisting of the Common Stock has had a depressive effect upon the market price of the Common Stock and adversely affected the liquidity of the Common Stock because, subsequent to May 15, 1998, the Common Stock has been quoted in the "pink sheets" maintained by National Quotation Bureau, Inc., which is not an established trading market.

         The Company currently has 2,826 shares of its Series A Convertible Preferred Stock outstanding which is convertible into such number of shares of common stock as shall equal $1,000 divided by a conversion rate equal to the lesser of (i) 75% of the average closing price of the common stock for the 5 days immediately preceding the date of the holder's notice of conversion or (ii) $1,225.00, subject to certain adjustments. Since the conversion price of the preferred stock is related to the Nasdaq bid price for the common stock, a conversion price is presently indeterminable; consequently, the Company has suspended the acceptance of future conversions.

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

         (b)      Reports on Form 8-K

         During the quarter ended March 31, 2000, the following reports were filed on Form 8-K by the Registrant:


DATE OF THE REPORT             ITEM REPORTED                        DESCRIPTION OF ITEM
March 16, 2000                 Item 4. Changes in Registrant's      The Company reported the
(Form 8-K/A Amending           Certifying Accountants               termination of Grant
Form 8-K dated                                                      Thornton LLP and the
March 3, 2000)                 Item 7.  Exhibits                    engagement of Richard A.
                                                                    Eisner & Company, LLP as
                                                                    the Company's independent
                                                                    auditors.

SIGNATURES


         In accordance with requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    UNITED DIAGNOSTIC, INC.

Dated:  July 11, 2000                               by: /s/ J. Marvin Feigenbaum
                                                        ------------------------
                                                    J. Marvin Feigenbaum
                                                    President, Chief Executive