Form 10QSB
period 2000-06-30
UNITED DIAGNOSTIC INC
filed 2000-08-09
CIK 716778

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

                                       OR

/_/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from ____________________to _________________________


                           Commission File No. 0-11772


                             UNITED DIAGNOSTIC, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                       25-1411971
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation of organization)


476 Main Street--Suite 3-DFL Wakefield, Rhode Island            02879
----------------------------------------------------         ----------
     (Address of principal executive offices)                (Zip Code)


       Registrant's telephone number, including area code: (401) 789-9995

     ----------------------------------------------------------------------
         (Former name or former address, if changed since last report.)


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

         As of August 9, 2000, there were issued and outstanding 682,622 shares of common stock of the registrant.

                  Transitional small business disclosure format

                                Yes                No  X
                                    ---               ---

                             United Diagnostic, Inc.

                         Quarterly Report on Form 10-QSB

                                Table of Contents



                                                                                                 PAGE

PART I            FINANCIAL INFORMATION

Item 1.           Financial Statements                                                             3

                  Notes to Consolidated Financial Statements                                       6

Item 2.           Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                       10

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings                                                               18

Item 6.           Exhibits and Reports on Form 8-K                                                18

SIGNATURES                                                                                        20

Exhibit 27        Financial Data Schedule                                                         21


                    United Diagnostic, Inc. and Subsidiaries

                           Consolidated Balance Sheets

                                   (Unaudited)



                                                                             JUNE 30             DECEMBER 31
                                                                               2000                  1999
                                                                           ------------          -----------
ASSETS
Current assets:
        Cash and cash equivalents                                          $    931,635          $  1,709,067
        Prepaid expenses and other current assets                                39,674                69,642
                                                                           ------------          ------------
Total current assets                                                            971,309             1,778,709

Investment in Solutions for DME, Inc.                                           200,000                    --
Equipment, net                                                                    5,575                 2,710
Deposits                                                                            950                   950
                                                                           ------------          ------------
                                                                           $  1,177,834          $  1,782,369
                                                                           ============          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
        (CAPITAL DEFICIT)
Current liabilities:
        Notes payable                                                      $     96,581          $    128,662
        Accounts payable                                                        241,431               230,157
        Accrued expenses                                                         77,750               176,998
        Contract payable                                                         55,571                55,571
                                                                           ------------          ------------

            Total current liabilities                                           471,333               591,388
                                                                           ------------          ------------
Commitments and contingencies

Stockholders' equity (capital deficit):

        Series A convertible preferred stock, $.01 par value; 2,000,000 authorized; 2,826 issued and outstanding at June 30, 2000
            (liquidation preference of
            $2,826,000 at June 30, 2000)                                             28                    28
        Common stock, $.01 par value; 50,000,000
            shares authorized; 682,622 shares issued and
            outstanding at June 30, 2000                                          6,826                 6,826
        Capital in excess of par value                                       59,716,870            59,716,870
        Accumulated deficit                                                 (59,017,223)          (58,532,743)
                                                                           ------------          ------------
Total stockholders' equity (capital deficit)                                    706,501             1,190,981
                                                                           ------------          ------------

                                                                           $  1,177,834          $  1,782,369
                                                                           ============          ============

                    United Diagnostic, Inc. and Subsidiaries

                      Consolidated Statements of Operations

                                   (Unaudited)



                                                  FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                 ---------------------------         ---------------------------
                                                   JUNE 30         JUNE 30             JUNE 30         JUNE 30
                                                    2000            1999                2000            1999
                                                 -----------     -----------         -----------     -----------
Revenues:
                                                 $        --     $        --         $        --     $        --
                                                 -----------     -----------         -----------     -----------
Operating costs:
    Sales, general and administrative
    expenses                                         234,696         211,125             508,789         496,788
    Depreciation and amortization                        667             481               1,147             961
                                                 -----------     -----------         -----------     -----------

Total operating costs                                235,363         211,606             509,936         497,749
                                                 -----------     -----------         -----------     -----------

Operating loss                                      (235,363)       (211,606)           (509,936)       (497,749)

Other income (expense):
    Non-recurring miscellaneous revenue                   --       3,250,000                  --       3,250,000
    Equity loss in subsidiary                             --      (3,250,000)                 --      (3,250,000)
    Interest income                                   12,195           7,175              30,601           7,175
    Interest expense                                  (2,585)        (32,672)             (5,145)        (84,918)
                                                 -----------     -----------         -----------     -----------
Total other income (expense)                           9,610         (25,497)             25,456         (77,743)
                                                 -----------     -----------         -----------     -----------

Loss before income taxes                            (225,753)       (237,103)           (484,480)       (575,492)

    Income taxes expense                                  --         (65,000)                 --         (65,000)
                                                 -----------     -----------         -----------     ------------

Net loss                                         $  (225,753)    $  (302,103)        $  (484,480)    $  (640,492)
                                                 ===========     ===========         ===========     ===========
Net loss per common share--basic and
diluted                                          $     (0.33)    $     (0.44)        $     (0.71)    $     (0.94)
                                                 ===========     ===========         ===========     ===========

Weighted average shares outstanding                  682,622         682,622             682,622         682,622
                                                 ===========     ===========         ===========     ===========


                    United Diagnostic, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)



                                                                         FOR THE SIX MONTHS ENDED
                                                                        ---------------------------
                                                                          JUNE 30         JUNE 30
                                                                           2000            1999
                                                                        -----------     -----------


OPERATING ACTIVITIES:

Net loss                                                                $  (484,480)    $  (640,492)

Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                                           1,147             961
      Interest expense from issuance of warrants                                 --          60,000
      Equity in loss in subsidiary                                        3,250,000
      Changes in operating assets and liabilities:
        Prepaids, other current assets and deposits                          29,968          51,392
        Accounts payable and accrued expenses                               (87,974)       (479,313)
                                                                        -----------     -----------
Net cash (used in) provided by operating activities                        (541,339)      2,242,548
                                                                        -----------     -----------

INVESTING ACTIVITIES:
Capital expenditures                                                         (4,012)             --
Investment in Solutions for DME, Inc.                                      (200,000)             --
                                                                        -----------     -----------
Net cash used in investing activities                                      (204,012)             --

FINANCING ACTIVITIES:
Repayment of notes payable and lease obligations                            (32,081)       (256,166)
                                                                        -----------     -----------
Net cash used in financing activities                                       (32,081)       (256,166)
                                                                        -----------     -----------
Net (decrease) increase in cash and cash equivalents                       (777,432)      1,986,382
Cash and cash equivalents at beginning of period                          1,709,067         176,848
                                                                        -----------     -----------
Cash and cash equivalents at end of period                              $   931,635     $ 2,163,230
                                                                        ===========     ===========
Supplemental disclosure of cash flow information:
    Taxes paid                                                          $    65,000     $     1,200
    Interest paid                                                             5,145          33,506


                    United Diagnostic, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                     For the Six Months Ended June 30, 2000

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

         The Company's annual report on Form 10-KSB for the year ended December 31, 1999, was filed on May 31, 2000, and Form 10-QSB for the quarter ended March 31, 2000, was filed on July 11, 2000.

         In the opinion of management of United Diagnostic, Inc., the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2000, and the results of operations and cash flows for the six months ended June 30, 2000, and 1999.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

         As a result of the above transaction, the Consolidated Financial Statements relating to six months ended June 30, 2000, and 1999, are presented on the basis of the Company's 49.9% ownership of PCL under the equity method of accounting as described in Note 2.

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

5. INVESTMENT

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

         As a result of the above transactions, the Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the six months ended June 30, 2000, and 1999, are presented on the basis of the Company's 49.9% ownership of PCL under the equity method of accounting as described in Note 2.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

THREE MONTHS ENDED JUNE 30, 2000, COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999

         Results of Operations

         The Company reported no operating revenues for the three months ended June 30, 2000, and 1999.

         Total operating costs for the three months ended June 30, 2000, were $235,363 compared to $211,606 for the three months ended June 30, 1999.

         Selling, general and administrative expenses for the three months ended June 30, 2000, were $234,696 compared to $211,125 for the three months ended June 30, 1999.

         Operating loss for the three months ended June 30, 2000, was $235,363 compared to $211,606 for the three months ended June 30, 1999.

         Non-recurring miscellaneous revenue for the three months ended June 30, 1999, was $3,250,000. Concurrent with the sale of PCL assets to Unilab (Note 1b above), a payment was provided to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999. The transaction was recorded by the Company as non-recurring miscellaneous revenue with a corresponding charge for prior years' unused equity loss in subsidiary. Such equity loss in subsidiary was recorded as an adjustment to capital in excess of par value.

         Equity loss in subsidiary for the three months ended June 30, 1999, was $3,250,000. Concurrent with the sale of PCL assets to Unilab (Note 1b above), a payment was provided to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999. The transaction was recorded by the Company as non-recurring miscellaneous revenue with a corresponding charge for prior years' unused equity loss in subsidiary. Such equity loss in subsidiary was recorded as an adjustment to capital in excess of par value.

         Interest income for the three months ended June 30, 2000, was $12,195 compared to $7,175 for the three months ended June 30, 1999. This increase is primarily due to an increase in cash and cash equivalents upon which interest is earned.

         Interest expense for the three months ended June 30, 2000, was $2,585 compared to $32,672 for the three months ended June 30, 1999. The interest for the three months ended June 30, 1999, is primarily related to a loan in the principal amount of $250,000 obtained by the Company in March 1998. The expense is comprised of accrued interest for the period and the amortized portion of the original portion of debt discount recorded for the original estimated value of warrants issued in connection with such debt. Principal and interest were paid in full on May 13, 1999.

         Loss before income taxes for the three months ended June 30, 2000, was $225,753 as compared to $237,103 for the three months ended June 30, 1999. The decrease in loss before income taxes is primarily due to a decrease in interest expense offset by a slight increase in sales, general and administrative expenses.

         Income taxes expense for the three months ended June 30, 1999, was $65,000. An estimated alternative minimum tax expense was incurred by the Company upon the receipt of $3.25 million in non-recurring miscellaneous revenue. Concurrent with the sale of PCL assets to Unilab (Note 1b above), a payment was provided to the Company of $3.25 million in cash upon satisfaction of certain conditions.

         Net loss for the three months ended June 30, 2000, was $225,753 as compared to $302,103 for the three months ended June 30, 1999. The decrease in net loss is primarily due to a decrease in income taxes expense.

         Net loss per share of Common Stock for the three months ended June 30, 2000, was $.33 compared to $.44 for the three months ended June 30, 1999. The decrease is primarily due to a reduction in net loss. Weighted average shares were 682,622 for the three months ended June 30, 2000, and 1999.

SIX MONTHS ENDED JUNE 30, 2000, COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999

         Results of Operations

         The Company reported no operating revenues for the six months ended June 30, 2000, and 1999.

         Total operating costs for the six months ended June 30, 2000, were $509,936 compared to $497,749 for the six months ended June 30, 1999.

         Selling, general and administrative expenses for the six months ended June 30, 2000, were $508,789 compared to $496,788 for the six months ended June 30, 1999.

         Operating loss for the six months ended June 30, 2000, was $509,936 compared to $497,749 for the six months ended June 30, 1999.

         Non-recurring miscellaneous revenue for the three months ended June 30, 1999, was $3,250,000. Concurrent with the sale of PCL assets to Unilab (Note 1b above), a payment was provided to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999. The transaction was recorded by the Company as non-recurring miscellaneous revenue with a corresponding charge for prior years' unused equity loss in subsidiary. Such equity loss in subsidiary was recorded as an adjustment to capital in excess of par value.

         Equity loss in subsidiary for the three months ended June 30, 1999, was $3,250,000. Concurrent with the sale of PCL assets to Unilab (Note 1b above), a payment was provided to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999. The transaction was recorded by the Company as non-recurring miscellaneous revenue with a corresponding charge for prior years' unused equity loss in subsidiary. Such equity loss in subsidiary was recorded as an adjustment to capital in excess of par value.

         Interest income for the six months ended June 30, 2000, was $30,601 compared to $7,175 for the six months ended June 30, 1999. This increase is primarily due to an increase in cash and cash equivalents upon which interest is earned.

         Interest expense for the six months ended June 30, 2000, was $5,145 compared to $84,918 for the six months ended June 30, 1999. The interest for the six months ended June 30, 1999, is primarily related to a loan in the principal amount of $250,000 obtained by the Company in March 1998. The expense is comprised of accrued interest for the period and the amortized portion of the original portion of debt discount recorded for the original estimated value of warrants issued in connection with such debt. Principal and interest were paid in full on May 13, 1999.

         Loss before income taxes for the six months ended June 30, 2000, was $484,480 as compared to $575,492 for the six months ended June 30, 1999. The decrease in loss before income taxes is primarily due to a decrease in interest expense offset by a slight increase in sales, general and administrative expenses.

         Income taxes expense for the six months ended June 30, 1999, was $65,000. An estimated alternative minimum tax expense was incurred by the Company upon the receipt of $3.25 million in non-recurring miscellaneous revenue. Concurrent with the sale of PCL assets to Unilab (Note 1b above), a payment was provided to the Company of $3.25 million in cash upon satisfaction of certain conditions.

         Net loss for the six months ended June 30, 2000, was $484,480 as compared to $640,492 for the six months ended June 30, 1999. The decrease in net loss is primarily due to a decrease in income taxes expense and interest expense.

         Net loss per share of Common Stock for the six months ended June 30, 2000, was $.71 compared to $.94 for the six months ended June 30, 1999. The decrease is primarily due to a reduction in net loss. Weighted average shares were 682,622 for the three months ended June 30, 2000, and 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Presently, the Company's sole source for liquidity and capital resources is the balance of cash from the $3.25 million payment received in May 1999. The Company had utilized a portion of this payment to satisfy certain outstanding debts and obligations. The remaining cash on hand will be used for working capital.

         The Company had $931,635 in cash and cash equivalents at June 30, 2000, as compared to $1,709,067 at December 31, 1999. The decrease of $777,432 is primarily due to a reduction in current liabilities, the use of funds to support operating activities and an investment in a newly formed company (Note 5).

         Total current assets were $971,309 at June 30, 2000, as compared to $1,778,709 at December 31, 1999. The decrease of $807,400 is primarily due to a decrease in cash and cash equivalents.

         Prepaid expenses and other current assets were $39,674 at June 30, 2000, as compared to $69,642 at December 31, 1999.

         Equipment, net of accumulated depreciation, was $5,575 at June 30, 2000, compared to $2,710 at December 31, 1999.

         Deposits were $950 at June 30, 2000, and December 31, 1999.

         Total assets at June 30, 2000, were $1,177,834 as compared to $1,782,369 at December 31, 1999. The decrease is primarily due to a decrease in cash and cash equivalents.

         Total current liabilities at June 30, 2000, were $471,333 as compared to $591,388 at December 31, 1999. The decrease of $120,055 is primarily due to decreases notes payable of $32,081 and accounts payable and accrued expenses of $87,974.

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

         Through June 30, 2000, the Company generated no cash from operating activities and, therefore, has not achieved sufficient revenues to support future operations. The Company had working capital of approximately $500,000 at June 30, 2000.

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

         The Company's remaining cash and cash equivalents at June 30, 2000, and December 31, 1999, were approximately $932,000 and $1,709,000, respectively. The Company believes its present cash position is adequate and sufficient for the Company's current cash needs through December 31, 2000. There can be no assurance that the Company will be able to identify and obtain a viable business through which it can generate operating revenues within the timeframe inherent in the Company's cash limitations, beyond its current investment referred to in the aforementioned paragraph. Additionally, no assurance can be given that such an investment would result in achieving profitability or positive cash flows. The ability of the Company to obtain additional financing or to achieve an adequate level of revenues is dependent upon future events, the outcome of which is presently not determinable. While the Company may seek to raise additional funds through debt or equity financing, no assurance may be given that the Company will be able to do so or, if that such financing is available, that same will be on terms acceptable to the Company.

         EFFECTS OF INFLATION

         The Company does not view the effects of inflation to have a material effect upon its business.

         HISTORICAL LOSSES AND ACCUMULATED DEFICIT OF UNITED

         Since inception (February 1, 1982) through June 30, 2000, the Company has incurred an accumulated deficit of approximately $59,017,000. For the fiscal years ended December 31, 1999, 1998, and 1997, and the six months ended June 30, 2000, the Company incurred net losses of approximately $1,025,600, $4,217,000, $31,626,000, and $484,500, respectively. The amount of stockholders' equity at June 30, 2000, was approximately $706,500. The amount of its working capital at June 30, 2000, was approximately $500,000. There can be no assurance that the Company will be able to ultimately identify or acquire any new business or the Company will have adequate financial resources with which to consummate potential transactions that may become available to the Company, beyond its current investment as described in Item 1, Note 5. Additionally, for the fiscal year ended December 31, 1998, and the years prior thereto, the Reports on the Company's financial statements contained an explanatory paragraph based upon substantial doubt existing about the Company's ability to continue as a going concern.

OTHER RISKS

         PLEDGE OF PRINCIPAL ASSETS TO SECURE EXISTING LOANS FROM THE STATE OF RHODE ISLAND

         In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of June 30, 2000, was approximately $85,900). All of the SBLFC loans, including those which are subject to the patent security interest, are further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In March 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $1,000 per month. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral.

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

         (b) Reports on Form 8-K

     During the quarter ended June 30, 2000, the following reports were filed on Form 8-K by the Registrant:


DATE OF THE REPORT                  ITEM REPORTED                       DESCRIPTION OF ITEM
--------------------       --------------------------------          -------------------------


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
                                                                     auditors.


         Subsequent to the quarter ended June 30, 2000, the following report was filed on Form 8-K by the Registrant:



DATE OF THE REPORT                      ITEM REPORTED                       DESCRIPTION OF ITEM
------------------                  ---------------------              ----------------------------


July 13, 2000                       Item 5.  Other Events              Amended and Restated
                                                                       By-Laws to reflect the State
                                    Item 7.  Exhibits                  of Delaware amendments
                                                                       to facilitate the use of
                                                                       electronic transmissions


SIGNATURES

         In accordance with requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  UNITED DIAGNOSTIC, INC.

Dated:            August 9, 2000                  By:  /s/ J. MARVIN FEIGENBAUM
                                                      --------------------------
                                                      J. Marvin Feigenbaum
                                                      President, Chief Executive