Form 10QSB
period 2000-09-30
UNITED DIAGNOSTIC INC
filed 2000-11-14
CIK 716778

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------
                                       OR

 /__/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

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

-------------------------------------------------------------------------------
         (Former name or former address, if changed since last report.)

         Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes  X                    No
     -----                     -----

         As of November 13, 2000, there were issued and outstanding 682,622 shares of common stock of the registrant.

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

                    United Diagnostic, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                 SEPTEMBER 30      December 31
                                                                    2000              1999
                                                                 ------------      ------------
ASSETS
Current assets:
      Cash and cash equivalents                                  $    687,889      $  1,709,067
      Prepaid expenses and other current assets                        20,610            69,642
                                                                 ------------      ------------
Total current assets                                                  708,499         1,778,709

Investment in Solutions for DME, Inc.                                 196,101              --
Equipment, net                                                          4,894             2,710
Deposits                                                                  950               950
                                                                 ------------      ------------
                                                                 $    910,444      $  1,782,369
                                                                 ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
      (CAPITAL DEFICIT)
Current liabilities:
      Notes payable                                              $     75,888      $    128,662
      Accounts payable                                                158,504           230,157
      Accrued expenses                                                 83,516           176,998
      Contract payable                                                 55,571            55,571
                                                                 ------------      ------------

          Total current liabilities                                   373,479           591,388
                                                                 ------------      ------------

Commitments and contingencies

Stockholders' equity (capital deficit):
      Series A convertible preferred stock, $.01 par value;
          2,000,000 authorized; 2,826 issued and outstanding
          at September 30, 2000 (liquidation preference of
          $2,826,000 at September 30, 2000)                                28                28
      Common stock, $.01 par value; 50,000,000
          shares authorized; 682,622 shares issued and
          outstanding at September 30, 2000                             6,826             6,826
      Capital in excess of par value                               59,716,870        59,716,870
      Accumulated deficit                                         (59,186,759)      (58,532,743)
                                                                 ------------      ------------
Total stockholders' equity (capital deficit)                          536,965         1,190,981
                                                                 ------------      ------------

                                                                 $    910,444      $  1,782,369
                                                                 ============      ============

                    United Diagnostic, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                   (Unaudited)


                                                  FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                               SEPTEMBER 30        September 30         SEPTEMBER 30         September 30
                                                   2000                1999                 2000                 1999
                                             ----------------------------------------------------------------------------
Revenues:                                            $    --        $    --             $    --             $      --
                                             ----------------------------------------------------------------------------

Operating costs:
    Selling, general and administrative
      expenses                                         174,866        294,241             683,655               791,029
    Depreciation and amortization                          681            480               1,828                 1,441
                                             ----------------------------------------------------------------------------
Total operating costs                                  175,547        294,721             685,483               792,470
                                             ----------------------------------------------------------------------------

Operating loss                                        (175,547)      (294,721)           (685,483)             (792,470)

Other income (expense):
    Non-recurring miscellaneous revenue                   --             --                  --               3,250,000
    Equity loss in investment                           (3,899)          --                (3,899)           (3,250,000)
    Interest income                                     12,316         25,553              42,917                32,728
    Interest expense                                    (2,406)        (2,393)             (7,551)              (87,311)
                                             ----------------------------------------------------------------------------
Total other income (expense)                             6,011         23,160              31,467               (54,583)
                                             ----------------------------------------------------------------------------

Loss before income taxes                              (169,536)      (271,561)           (654,016)             (847,053)

    Income taxes expense                                  --             --                  --                 (65,000)
                                             ----------------------------------------------------------------------------

Net loss                                             $(169,536)     $(271,561)          $(654,016)          $  (912,053)
                                             ============================================================================

Net loss per common share - basic and
  diluted                                            $   (0.25)     $   (0.40)          $   (0.96)          $     (1.34)
                                             ============================================================================

Weighted average shares outstanding                    682,622        682,622             682,622               682,622
                                             ============================================================================

                    United Diagnostic, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                          FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30    September 30
                                                             2000            1999
                                                         -----------------------------
OPERATING ACTIVITIES:
Net loss                                                 $  (654,016)     $  (912,053)
Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                            1,828            1,441
      Interest expense from issuance of warrants                --             60,000
      Equity in loss in subsidiary                             3,899        3,250,000
      Changes in operating assets and liabilities:
        Prepaids, other current assets and deposits           49,032           51,133
        Accounts payable and accrued expenses               (165,135)        (541,631)
                                                         ----------------------------
Net cash (used in) provided by operating activities         (764,392)       1,908,890
                                                         ----------------------------

INVESTING ACTIVITIES:
Capital expenditures                                          (4,012)            --
Investment in Solutions for DME, Inc.                       (200,000)            --
                                                         ----------------------------
Net cash used in investing activities                       (204,012)            --

FINANCING ACTIVITIES:
Repayment of notes payable and lease obligations             (52,774)        (256,166)
                                                         ----------------------------
Net cash used in financing activities                        (52,774)        (256,166)
                                                         ----------------------------
Net (decrease) increase in cash and cash equivalents      (1,021,178)       1,652,724
Cash and cash equivalents at beginning of period           1,709,067          176,848
                                                         ----------------------------
Cash and cash equivalents at end of period               $   687,889      $ 1,829,572
                                                         ============================

Supplemental disclosure of cash flow information:
    Taxes paid                                           $    65,000      $     1,336
    Interest paid                                              7,551           46,299

                    United Diagnostic, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the Nine Months Ended September 30, 2000

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

         The Company's annual report on Form 10-KSB for the year ended December 31, 1999, was filed on May 31, 2000, Form 10-QSB for the quarter ended March 31, 2000, was filed on July 11, 2000, and Form 10-QSB for the quarter ended June 30, 2000, was filed on August 9, 2000.

         In the opinion of management of United Diagnostic, Inc., the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2000, and the results of operations and cash flows for the nine months ended September 30, 2000, and 1999.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

         As a result of the above transaction, the Consolidated Financial Statements relating to nine months ended September 30, 2000, and 1999, are presented on the basis of the Company's 49.9% ownership of PCL under the equity method of accounting as described in Note 2.

         b.       NTBM BILLING SERVICES, INC. (D/B/A PROMPT MEDICAL BILLING)

         On July 22, 1998 an arbitration was commenced before the AAA in New York, New York entitled NU-TECH BIO MED, INC. AND NTBM BILLING SERVICES, INC V. JUDITH PRUSSIN, JEFFREY PRUSSIN AND PROMPT MEDICAL BILLING, INC. (Case No. 13 180 00703 98). The case arose from the purchase by the Company of the respondents' business, PMBI, in October of 1996. Subsequent to the purchase, the business lost its principal customer and ceased operations. In the arbitration, the Company sought from the former owners of PMBI, INTER ALIA, a judgment which constituted the return of the purchase price of PMBI (i.e., the return of approximately $100,000 in cash and the right to certain stock held in escrow pursuant to the Purchase Agreement). In an Award originally dated April 9, 1999 (and affirmed by the arbitrator on May 27, 1999), the arbitrator denied the relief sought by the Company and refused to grant the relief sought by respondents. On April 19, 1999, the Company initiated a Special Proceeding in the Supreme Court of the State of New York, County of New York captioned IN RE THE ARBITRATION OF CERTAIN CONTROVERSIES BETWEEN NU-TECH BIO MED, INC. AND NTBM BILLING SERVICES, INC V. JUDITH PRUSSIN, JEFFREY PRUSSIN AND PROMPT MEDICAL BILLING, INC. (Index No. 108158/99) to affirm the Award. The Court granted the Company's petition to confirm the arbitration award and denied the request of the respondents to vacate, alter or otherwise modify the arbitration award. As a result of the Court's decision, the arbitration award stands as is. Following the decision of the Court, the respondents served a notice of appeal, and the appeal is presently pending.

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

5.       INVESTMENT IN SOLUTIONS FOR DME, INC.

         The Company, in May 2000, made a $200,000 investment for an initial 7.5% common stock interest in a newly formed company, controlled by Mr. J. Marvin Feigenbaum (Chairman and stockholder of the Company). Such investment was pursuant to an affirmative vote (with Mr. Feigenbaum abstaining) by the Board of Directors at a meeting held April 17, 2000. For the nine months ended September 30, 2000, the Company recorded an equity loss against the investment in Solutions for DME, Inc. of approximately $4,000.

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

1.       HIGHLIGHTS

         a.       INVESTMENT IN SOLUTIONS FOR DME, INC.

         The Company, in May 2000, made a $200,000 investment for an initial 7.5% common stock interest in a newly formed company, controlled by Mr. J. Marvin Feigenbaum (Chairman and stockholder of the Company). Such investment was pursuant to an affirmative vote (with Mr. Feigenbaum abstaining) by the Board of Directors at a meeting held April 17, 2000. For the nine months ended September 30, 2000, the Company recorded an equity loss against the investment in Solutions for DME, Inc. of approximately $4,000.

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

         As a result of the above transactions, the Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the nine months ended September 30, 2000, and 1999, are presented on the basis of the Company's 49.9% ownership of PCL under the equity method of accounting as described in Note 2.

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

THREE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1999

         Results of Operations

         The Company reported no operating revenues for the three months ended September 30, 2000, and 1999.

         Total operating costs for the three months ended September 30, 2000, were $175,547 compared to $294,721 for the three months ended September 30, 1999. The decrease of $119,174 is primarily due to a decrease in selling, general and administrative expenses.

         Selling, general and administrative expenses for the three months ended September 30, 2000, were $174,866 compared to $294,241 for the three months ended September 30, 1999.

The decrease of $119,375 is primarily due to a reduction in legal, travel and salary expenses, offset by an increase in accounting expenses.

         Operating loss for the three months ended September 30, 2000, was $175,547 compared to $294,721 for the three months ended September 30, 1999. The decrease of $119,174 is due to a decrease in total operating costs.

         Interest income for the three months ended September 30, 2000, was $12,316 compared to $25,553 for the three months ended September 30, 1999. This decrease of $13,237 is primarily due to a decrease in cash and cash equivalents upon which interest is earned.

         Interest expense for the three months ended September 30, 2000, was $2,406 compared to $2,393 for the three months ended September 30, 1999.

         Loss before income taxes and net loss for the three months ended September 30, 2000, was $169,536 as compared to $271,561 for the three months ended September 30, 1999. The decrease in loss before income taxes is primarily due to a decrease selling, general and administrative expenses offset by a slight decrease in interest income.

         Net loss per share of Common Stock for the three months ended September 30, 2000, was $.25 compared to $.40 for the three months ended September 30, 1999. The decrease is due to a reduction in net loss. Weighted average shares were 682,622 for the three months ended September 30, 2000, and 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1999

         Results of Operations

         The Company reported no operating revenues for the nine months ended September 30, 2000, and 1999.

         Total operating costs for the nine months ended September 30, 2000, were $685,483 compared to $792,470 for the nine months ended September 30, 1999. The decrease of $106,987 is primarily due to a decrease in selling, general and administrative expenses.

         Selling, general and administrative expenses for the nine months ended September 30, 2000, were $683,655 compared to $791,029 for the nine months ended September 30, 1999. The decrease of $107,374 is primarily due to a reduction in legal, travel, franchise tax and salary expenses.

         Operating loss for the nine months ended September 30, 2000, was $685,483 compared to $792,470 for the nine months ended September 30, 1999. The decrease of $106,987 is primarily due to a decrease in selling, general and administrative expenses.

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

         Equity loss in investment for the nine months ended September 30, 2000, was $3,899 compared to $3,250,000 for the nine months ended September 30, 1999. In May 1999, concurrent with the sale of PCL assets to Unilab (Note 1b above), a payment was provided to the Company of $3.25 million in cash upon satisfaction of certain conditions. For the nine months ended September 30, 1999, the transaction was recorded by the Company as non-recurring miscellaneous revenue with a corresponding charge for prior years' unused equity loss in subsidiary. Such equity loss in subsidiary was recorded as an adjustment to capital in excess of par value. In May 2000, the Company made a $200,000 investment for an initial 7.5% common stock interest in a newly formed company, controlled by Mr.
J. Marvin Feigenbaum (Chairman and stockholder of the Company). For the nine months ended September 30, 2000, the Company recorded an equity loss against the investment in Solutions for DME, Inc. of $3,899.

         Interest income for the nine months ended September 30, 2000, was $42,917 compared to $32,728 for the nine months ended September 30, 1999. This increase is primarily due to an increase in cash and cash equivalents during the quarter ended June 30, 1999, upon which interest is earned.

         Interest expense for the nine months ended September 30, 2000, was $7,551 compared to $87,311 for the nine months ended September 30, 1999. The interest for the nine months ended September 30, 1999, is primarily related to a loan in the principal amount of $250,000 obtained by the Company in March 1998. This 1999 expense is comprised of accrued interest for the period and the amortized portion of the original portion of debt discount recorded for the original estimated value of warrants issued in connection with such debt. Principal and interest were paid in full on May 13, 1999.

         Loss before income taxes for the nine months ended September 30, 2000, was $654,016 as compared to $847,053 for the nine months ended September 30, 1999. The decrease of $193,037 in loss before income taxes is primarily due to decreases in interest and selling, general and administrative expenses.

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

         Net loss for the nine months ended September 30, 2000, was $654,016 as compared to $912,053 for the nine months ended September 30, 1999. The decrease of $258,037 in net loss is primarily due to decreases in interest, income taxes and selling, general and administrative expenses.

         Net loss per share of Common Stock for the nine months ended September 30, 2000, was $.96 compared to $1.34 for the nine months ended September 30, 1999. The decrease is due to a reduction in net loss. Weighted average shares were 682,622 for the nine months ended September 30, 2000, and 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Presently, the Company's sole source for liquidity and capital resources is the balance of cash from the $3.25 million payment received in May 1999. The Company had utilized a portion of this payment to satisfy certain outstanding debts and obligations. The remaining cash on hand will be used for working capital.

         The Company had $687,889 in cash and cash equivalents at September 30, 2000, as compared to $1,709,067 at December 31, 1999. The decrease of $1,021,178 is primarily due to a reduction in current liabilities, the use of funds to support operating activities and an investment in a newly formed company (Note
5).

         Total current assets were $708,499 at September 30, 2000, as compared to $1,778,709 at December 31, 1999. The decrease of $1,070,210 is primarily due to a decrease in cash and cash equivalents.

         Prepaid expenses and other current assets were $20,610 at September 30, 2000, as compared to $69,642 at December 31, 1999.

         Equipment, net of accumulated depreciation, was $4,894 at September 30, 2000, compared to $2,710 at December 31, 1999.

         Deposits were $950 at September 30, 2000, and December 31, 1999.

         Total assets at September 30, 2000, were $910,444 as compared to $1,782,369 at December 31, 1999. The decrease of $871,925 is primarily due to a decrease in cash and cash equivalents, offset by an Investment in Solutions for DME, Inc.

         Total current liabilities at September 30, 2000, were $373,479 as compared to $591,388 at December 31, 1999. The decrease of $217,909 is primarily due to decreases in notes payable of $52,774 and accounts payable and accrued expenses of $165,135.

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

         Through September 30, 2000, the Company generated no cash from operating activities and, therefore, has not achieved sufficient revenues to support future operations. The Company had working capital of approximately $335,000 at September 30, 2000.

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

         The Company's remaining cash and cash equivalents at September 30, 2000, and December 31, 1999, were approximately $688,000 and $1,709,000, respectively. The Company believes its present cash position is adequate and sufficient for the Company's current cash needs through December 31, 2000. There can be no assurance that the Company will be able to identify and obtain a viable business through which it can generate operating revenues within the timeframe inherent in the Company's cash limitations, beyond its current investment referred to in the aforementioned paragraph. Additionally, no assurance can be given that such an investment would result in achieving profitability or positive cash flows. The ability of the Company to obtain additional financing or to achieve an adequate level of revenues is dependent upon future events, the outcome of which is presently not determinable. While the Company may seek to raise additional funds through debt or equity financing, no assurance may be given that the Company will be able to do so or, if that such financing is available, that same will be on terms acceptable to the Company.

         EFFECTS OF INFLATION

         The Company does not view the effects of inflation to have a material effect upon its business.

         HISTORICAL LOSSES AND ACCUMULATED DEFICIT OF UNITED

         Since inception (February 1, 1982) through September 30, 2000, the Company has incurred an accumulated deficit of approximately $59,187,000. For the fiscal years ended December 31, 1999, 1998, and 1997, and the nine months ended September 30, 2000, the Company incurred net losses of approximately $1,025,600, $4,217,000, $31,626,000, and $654,000, respectively. The amount of stockholders' equity at September 30, 2000, was approximately $537,000. The amount of its working capital at September 30, 2000, was approximately $335,000. There can be no assurance that the Company will be able to ultimately identify or acquire any new business or the Company will have adequate financial resources with which to consummate potential transactions that may become available to the Company, beyond its current investment as described in Item 1,
Note 5. Additionally, for the fiscal year ended December 31, 1998, and the years prior thereto, the Reports on the Company's financial statements contained an explanatory paragraph based upon substantial doubt existing about the Company's ability to continue as a going concern.

OTHER RISKS

         PLEDGE OF PRINCIPAL ASSETS TO SECURE EXISTING LOANS FROM THE STATE OF RHODE ISLAND

         In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of September 30, 2000, was approximately $76,000). All of the SBLFC loans, including those which are subject to the patent security interest, are further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In March 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $1,000 per month. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral.

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

                    Balance of Page Intentionally Left Blank

PART II.  OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

         On July 22, 1998 an arbitration was commenced before the AAA in New York, New York entitled NU-TECH BIO MED, INC. AND NTBM BILLING SERVICES, INC V. JUDITH PRUSSIN, JEFFREY PRUSSIN AND PROMPT MEDICAL BILLING, INC. (Case No. 13 180 00703 98). The case arose from the purchase by the Company of the respondents' business, PMBI, in October of 1996. Subsequent to the purchase, the business lost its principal customer and ceased operations. In the arbitration, the Company sought from the former owners of PMBI, INTER ALIA, a judgment which constituted the return of the purchase price of PMBI (i.e., the return of approximately $100,000 in cash and the right to certain stock held in escrow pursuant to the Purchase Agreement). In an Award originally dated April 9, 1999 (and affirmed by the arbitrator on May 27, 1999), the arbitrator denied the relief sought by the Company and refused to grant the relief sought by respondents. On April 19, 1999, the Company initiated a Special Proceeding in the Supreme Court of the State of New York, County of New York captioned IN RE THE ARBITRATION OF CERTAIN CONTROVERSIES BETWEEN NU-TECH BIO MED, INC. AND NTBM BILLING SERVICES, INC V. JUDITH PRUSSIN, JEFFREY PRUSSIN AND PROMPT MEDICAL BILLING, INC. (Index No. 108158/99) to affirm the Award. The Court granted the Company's petition to confirm the arbitration award and denied the request of the respondents to vacate, alter or otherwise modify the arbitration award. As a result of the Court's decision, the arbitration award stands as is. Following the decision of the Court, the respondents served a notice of appeal, and the appeal is presently pending.

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

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K

         During the quarter ended September 30, 2000, the following reports were filed on Form 8-K by the Registrant:

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

                                         UNITED DIAGNOSTIC, INC.

Dated:            November 13, 2000      by: /s/ J. Marvin Feigenbaum
                                             ------------------------
                                             J. Marvin Feigenbaum
                                             President, Chief Executive