Form 10KSB
period 2000-12-31
UNITED DIAGNOSTIC INC
filed 2001-04-02
CIK 716778

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          238 Robinson Street, Suite 202, Wakefield, Rhode Island 02879
                    (Address of Principal Executive Offices)

                                 (401) 789-9995
                (Issuer's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.01 Per Share
                                (Title of Class)

            Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K. |X|

            Transitional Small Business Disclosure Format (check one):
Yes |_| No |X|

            On March 26, 2001, the aggregate market value of the voting stock of United Diagnostic, Inc. held by nonaffiliates of the registrant was approximately $75,088. The Company's common stock is reported in the "pink sheets" maintained by the National Quotation Bureau, LLC. The Company does not believe that its common stock is the subject of an active market. On March 26, 2001, the high bid and low ask prices of such stock as reported in the "pink sheets" were $.11 and $.11, respectively. For purposes of calculating the market value of the Company's common stock, the Company has utilized $.11, the closing sale price for the common stock as reported by the "pink sheets" on March 2, 2001, the last date on which an actual transaction was reported.

            The registrant had 682,622 shares of common stock, $.01 par value per share, outstanding at March 26, 2001.

                   Documents Incorporated by Reference: None.

                             UNITED DIAGNOSTIC, INC.
                         ANNUAL REPORT ON FORM 10-KSB

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I........................................................................1
         ITEM 1.    DESCRIPTION OF BUSINESS...................................1
         ITEM 2.    DESCRIPTION OF PROPERTIES.................................4
         ITEM 3.    LEGAL PROCEEDINGS.........................................4
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......5
PART II.......................................................................6
         ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                    RELATED STOCKHOLDER MATTERS...............................6
         ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS.......................7
         ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............11
         ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE...................11
PART III.....................................................................12
         ITEM 9.    DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT.........12
         ITEM 10.   EXECUTIVE COMPENSATION...................................13
         ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT...........................................18
         ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........19
         ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                    ON FORM 8-K..............................................20
SIGNATURES...................................................................21
EXHIBIT INDEX................................................................22

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Organization

      United Diagnostic, Inc. (hereinafter referred to as "United" or the "Company"), was originally organized under the laws of the State of Delaware in September 1981 under the name "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to "Nu-Tech Bio-Med, Inc." Effective December 23, 1998, the Company changed its name to its present name. One of the Company's wholly-owned subsidiaries, Analytical Biosystems Corp. ("ABC") (inactive since November 3, 1997), was organized under the laws of the State of Delaware in August, 1985. On October 21, 1996, the Company acquired substantially all of the medical billing service assets of Prompt Medical Billing, Inc. through the Company's wholly-owned subsidiary, NTBM Billing Services Inc. (inactive since April, 1998), organized under the laws of the State of Delaware on September 10, 1996. Physicians Clinical Laboratory, Inc. ("PCL"), originally a 52.6%-owned subsidiary of the Company (as of October 3, 1997) and now a 49.9%-owned subsidiary (as of June 16, 1998 and inactive since May 10, 1999, when substantially all of the assets of PCL were sold), was organized under the laws of the State of Delaware in April, 1992. Medical Science Institute, Inc. ("MSI"), organized under the laws of the State of California on January 9, 1985, was a wholly owned subsidiary of United from November 18, 1996 until February 26, 1997, when United sold its equity interests in MSI to PCL. On December 1, 2000, the Company relocated its 's executive offices to 238 Robinson Street, Suite 202, Wakefield, Rhode Island 02879, telephone number (401) 789-9995.

Certain Business, Operational and Background Information

      From 1990 until 1997, the Company operated, through its ABC subsidiary, principally as a specialized clinical oncology laboratory service and research company. Its principal business was the development, marketing and performance of an in vitro chemosensitivity assay known as the Fluorescent Cytoprint Assay ("FCA"). During that period, however, revenues attributable to sales of the FCA did not reach a material level. The inability of the Company to increase sales of the FCA was, in the opinion of management, principally attributable to the refusal of most insurance carriers to reimburse patients and hospitals for performance of the FCA by the Company. In large part as a consequence of the Company's lack of success in marketing the FCA, the Company experienced significant losses during this period. Ultimately, in the fall of 1997, the Company suspended marketing the FCA, and closed its laboratory facilities, which were then located in Rhode Island. Shortly prior to the closing of its laboratory facility, the Company changed its focus from operating a clinical laboratory marketing chemosensitivity assay services to maintaining a presence as a full service licensed clinical laboratory through its ownership of a majority interest in PCL and, indirectly, a majority interest in MSI. As discussed below, the Company does not currently have active business operations by reason of the sale by PCL of substantially all their assets.

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

      Description of the Sale of the Shares of the Common Stock of PCL by the Company to Oaktree

      On June 16, 1998, the Company sold 67,500 shares of common stock of PCL to Oaktree Capital Management LLC ("Oaktree"). Following the reorganization of PCL under Chapter 11, the Company owned approximately 52.6% of the issued and outstanding capital stock of PCL. In June 1998, PCL's business required $4 million for working capital purposes. The Company, however, did not have sufficient monies available to independently lend or participate in a new lending to PCL. Oaktree, the holder of approximately 44% of the issued and outstanding capital stock of PCL and approximately 96% of the outstanding principal amount of PCL's $55 million Senior Secured Notes Due 2004, agreed to loan PCL the additional working capital. As consideration for the loan, Oaktree required and received certain promissory notes from PCL in the aggregate principal amount of $4 million, the right to purchase the 67,500 shares of common stock of PCL, par value $0.01 per share (the "PCL Common Stock") from the Company (representing approximately 2.7% of the issued and outstanding capital stock of PCL), and the right to elect a majority of PCL's Board of Directors. As a result of this sale Oaktree and the Company now own approximately 46.8% and 49.9%, respectively, of the issued and outstanding capital stock of PCL, which currently is a company with no business, operations or assets. In connection with the sale of the 67,500 shares of PCL Common Stock, the Company and Oaktree entered into a stock purchase agreement dated as of June 12, 1998, and the Company, PCL, Oaktree and J. Marvin Feigenbaum (the "Stockholders") entered into an Amended and Restated Stockholders Agreement which amended and restated an Initial Stockholders Agreement by and among the Stockholders dated September 30, 1997. The Amended and Restated Stockholders Agreement was further amended on October 29, 1998, in connection with the issuance by PCL of an additional promissory note to Oaktree in the principal amount of $2 million, upon the same terms and conditions as those notes issued by PCL in June, 1998.

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

      Investment in Solutions for DME, Inc.

      The Company, in May 2000, made a $200,000 investment for a 7.5% common stock interest in Solutions for DME, Inc. ("SDME"), a newly formed company, controlled by Mr. J. Marvin Feigenbaum (Chairman and stockholder of the Company). Such investment was pursuant to an affirmative vote (with Mr. Feigenbaum abstaining) by the Board of Directors at a meeting held April 17, 2000.

      SDME continues to be in the development stage and has not, as yet, implemented its proposed and intended business; the ability to do so is dependent upon SDME's ability to raise additional financing, as to which there exists doubt in light of prevailing market conditions. Due to these circumstances, the entire $200,000 investment has been recognized as a loss for the year ended December 31, 2000.

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

      The Company's Series A Convertible Preferred Stock is convertible into such number of shares of Common Stock as shall equal $1,000 divided by a conversion rate equal to the lesser of (i) 75% of the average closing bid price of the Common Stock for the 5 days immediately preceding the date of the holder's notice of conversion or (ii) $1,225.00, subject to certain adjustments. Since the conversion price of the Preferred Stock is related to The Nasdaq Stock Market bid price for the Common Stock, a conversion price is presently indeterminable; consequently, the Company has suspended the acceptance of future conversions.

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

Employees

      As of March 5, 2001, the Company had two employees, including its one executive officer. None of the Company's employees are represented by a labor union, and the Company considers its relationship with its employees to be good.

ITEM 2.     DESCRIPTION OF PROPERTIES

      The Company's principal executive offices, located at 238 Robinson Street, Suite 202, Wakefield, Rhode Island 02879, consist of approximately 206 square feet of office space under a lease with a term of one year commencing December 1, 2000, which lease may be renewed by the Company, at a monthly rental of $550 per month. The Company believes that its present facilities are adequate for its present needs.

ITEM 3.     LEGAL PROCEEDINGS

      On July 8, 1998 an arbitration was commenced before the AAA in Miami, Florida entitled Judith Prussin and Health Systems Development Corporation against NTBM Billing Services, Inc and Nu-Tech Bio Med, Inc. (Case No. 32 160 00219 98). The case concerned employment and consulting agreements between the Company and claimants, which agreements were executed in conjunction with the purchase by the Company of the claimants' business, Prompt Medical Billing, Inc. ("PMBI"), in October of 1996. Specifically in dispute were the amounts owed to claimants in light of the cessation of PMBI's business operations. Claimants sought damages in the amount of $44,187.28 along with interest, costs and attorneys fees associated with the arbitration. The matter was settled by confidential agreement of the parties, dated on or about May 28, 1999, and formally dismissed on June 17, 1999. The settlement provided, among other items, that the Company pay $35,000 (paid in 1999) to claimants and the claimants assign the right to collect an outstanding account payable to PMBI in the amount of $70,000. The first $10,000 collected from the outstanding account is to be paid to the Company, with any additional amounts collected to be split 50/50 amongst claimants and the Company. The right to collect the $70,000 reverts to the Company if at least $10,000 has not been collected by November 1, 1999, and a payment plan for the remainder is not in place. At November 1, 1999, no payments had been collected against the outstanding $70,000 and the right to collect has reverted to the Company.

      On July 22, 1998 an arbitration was commenced before the AAA in New York, New York entitled Nu-Tech Bio Med, Inc. and NTBM Billing Services, Inc v. Judith Prussin, Jeffrey Prussin and Prompt Medical Billing, Inc. (Case No. 13 180 00703
98). The case arose from the purchase by the Company of the respondents' business, PMBI, in October of 1996. Subsequent to the purchase, the business lost its principal customer and ceased operations. In the arbitration, the Company sought from the former owners of PMBI, inter alia, a judgment which constituted the return of the purchase price of PMBI (i.e., the return of approximately $100,000 in cash and the right to certain stock held in escrow pursuant to the Purchase Agreement). In an Award originally dated April 9, 1999, (and affirmed by the arbitrator on May 27, 1999), the arbitrator denied the relief sought by the Company and refused to grant the relief sought by respondents. On April 19, 1999, the Company initiated a Special Proceeding in the Supreme Court of the State of New York, County of New York captioned In re the Arbitration of Certain Controversies between Nu-Tech Bio Med, Inc. and NTBM Billing Services, Inc v. Judith Prussin, Jeffrey Prussin and Prompt Medical Billing, Inc. (Index No. 108158/99) to affirm the Award. The Special Proceeding resulted in the arbitration Award being confirmed by the Court; the denial of a modification or vacation as sought by the respondents; and a judgment being entered confirming the Award. The Respondents have filed a Notice of Appeal from the decision of the Court and from the judgment, but has not otherwise perfected its appeal.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not applicable.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON STOCK AND
            RELATED STOCKHOLDER MATTERS

                               MARKET INFORMATION

      The Company believes that there is currently no established public trading market for the Common Stock. From December 20, 1994 until May 15, 1998, the Company's Common Stock was listed on the Nasdaq SmallCap Market. On June 1, 1998, The Nasdaq Stock Market advised the Company that it was delisting the Common Stock from the SmallCap Market effective at the close of business on that date. Nasdaq had commenced delisting proceedings in April 1998 following the failure of the Company to file with the Commission and Nasdaq its Annual Report on Form 10-KSB for the year ended December 31, 1997 (the "1997 Form 10-KSB"), which was required to be filed by April 15, 1998. Nasdaq also cited as a reason for delisting the fact that the bid price of the Common Stock had failed to equal or exceed $1.00 since February 23, 1998, the date on which new Nasdaq rules went into effect requiring, as a condition to continued listing of securities on the SmallCap Market, that the minimum bid price of the security equal or exceed $1.00. Subsequent to May 15, 1998, the last date that the Common Stock was quoted on Nasdaq, the Common Stock was quoted on the "pink sheets" maintained by the National Quotation Bureau, Inc. under the symbol "UNDI". The Company believes if the Common Stock is currently being traded, it is being traded on the "pink sheets."

      The following table sets forth the range of high and low reported bid prices for the years ended December 31, 2000 and 1999. Quotations represent prices between dealers and do not reflect retail markups, mark-downs or commissions and may not necessarily represent actual transactions.

                                              Bid Prices of Common Stock
                                              --------------------------

                                                   Low          High
                                              ------------- ------------
Year Ended December 31, 2000:
   First Quarter (1)........................     .01            10.00
   Second Quarter (1).......................     .0625          10.00
   Third Quarter (1)........................     .16              .50
   Fourth Quarter (1).......................     .11             1.25
Year Ended December 31, 1999:
   First Quarter (1)........................     1/1000        1/1000
   Second Quarter (2).......................        N/A         N/A
   Third Quarter (2)........................        N/A         N/A
   Fourth Quarter (1).......................     1/1000        1/100

---------------------
(1) As quoted on the "pink sheets" maintained by the National Quotation Bureau, Inc.
(2) No quotations appear on the pink sheets during this period.

                                     HOLDERS

      The number of holders of record of the Company's Common Stock as of January 6, 2001 was approximately 806.

                                    DIVIDENDS

      The Company has never paid a dividend, whether in cash or property, on its shares of Common Stock, and has no present expectation of doing so in the foreseeable future.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      Presently, the Company does not have any revenue generating activities and has sustained net losses of $989,437 and $1,025,548, respectively during the years ended December 31, 2000, and 1999 and has expended cash from operations. The amount of stockholders' equity and working capital at December 31, 2000, were $201,544 and $195,697, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Among other things, the Company continues to seek additional debt and/or equity financing; however, there is no assurance that it will be successful in that endeavor. For the fiscal year ended December 31, 1998, and the years prior thereto, the Reports on the Company's financial statements contained an explanatory paragraph based upon substantial doubt existing about the Company's ability to continue as a going concern.

      The following discussion should be read in conjunction with the financial statements of the Company and related notes included elsewhere in this Report. All statements contained herein (other than historical facts) including, but not limited to, statements regarding the Company's future development plans, the Company's ability to generate cash from its operations and any losses related thereto, are based upon current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. Generally, the words "anticipate", "believe", "estimate", "expects", and similar expressions as they relate to the Company and/or its management, are intended to identify forward looking statements. Among the factors that could cause actual results to differ materially are the following: the inability of the Company to obtain additional financing to meet its capital needs and general business and economic conditions.

     PRELIMINARY NOTES TO MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

1.    Highlights

      The Company, in May 2000, made a $200,000 investment for a 7.5% common stock interest in Solutions for DME, Inc. ("SDME"), a newly formed company, controlled by Mr. J. Marvin Feigenbaum (Chairman and stockholder of the Company). Such investment was pursuant to an affirmative vote (with Mr. Feigenbaum abstaining) by the Board of Directors at a meeting held April 17, 2000.

      SDME, a development stage company, reported no revenues with a net loss of $108,819 from inception (May 2000) through December 31, 2000. At December 31, 2000, SDME reported current assets of $117,269, current liabilities of $26,088 and stockholders' equity of $91,181. The Company was amortizing over a 36 month period $185,000, which represented its proportionate share of SDME's unidentifiable intangibles. SDME continues to be in the development stage and has not, as yet, implemented its proposed and intended business; the ability to do so is dependent upon SDME's ability to raise additional financing, as to which there exists doubt in light of prevailing market conditions. Due to these circumstances, the entire $200,000 investment has been recognized as a loss for the year ended December 31, 2000.

2.    Dispositions

      On May 10, 1999, Physicians Clinical Laboratory, Inc. ("PCL"), which is 49.9% owned by the Company, disposed of substantially all of its assets to Unilab Corporation ("Unilab") in exchange for a combination of cash, a convertible promissory note of Unilab and Unilab common stock. The sale consideration was valued in the aggregate at approximately $40 million. The proceeds of the sale were principally used to satisfy a portion of PCL's secured indebtedness, which aggregated approximately $70 million at the time of sale, PCL was a default under all of this indebtedness at the time of the sale. No proceeds from the sale of PCL's assets were available for distribution to the PCL shareholders. However, in connection with the sale, the Company received a payment of $3,250,000 in cash from certain holders of PCL's secured indebtedness.

      As a result of the above transactions, the Management's Discussion and Analysis of Financial Condition and Results of Operations relating to the twelve months ended December 31, 2000, and 1999, are presented on the basis of the Company's 49.9% ownership of PCL which is recorded under the equity method of accounting (Note 3 below).

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

Twelve months ended December 31, 2000, compared with twelve months ended December 31, 1999

      Results of Operations

      The Company reported no operating revenues for the twelve months ended December 31, 2000, and 1999.

      Total operating costs for the twelve months ended December 31, 2000, were $833,037 compared to $923,473 for the twelve months ended December 31, 1999. The decrease of $90,436 is primarily due to a decrease in general and administrative expenses.

      General and administrative expenses for the twelve months ended December 31, 2000, were $830,662 compared to $921,552 for the twelve months ended December 31, 1999. The decrease of $90,890 is primarily due to a reduction in legal, travel, franchise tax and salary expenses.

      Operating loss for the twelve months ended December 31, 2000, was $833,037 compared to $923,473 for the twelve months ended December 31, 1999. The decrease of $90,436 is primarily due to a decrease in general and administrative expenses.

      Non-recurring miscellaneous revenue for the twelve months ended December 31, 1999, was $3,250,000. Concurrent with the sale of PCL assets to Unilab (See
Note 2 above), a payment was provided to the Company of $3.25 million in cash upon satisfaction of certain conditions. The Company received this payment in May 1999. The transaction was recorded by the Company as non-recurring miscellaneous revenue with a corresponding charge for prior years' unused equity loss in subsidiary. Such equity loss in subsidiary was recorded as an adjustment to capital in excess of par value.

      Loss in investment for the twelve months ended December 31, 2000, was $200,000 compared to $3,250,000 for the twelve months ended December 31, 1999. In May 1999, concurrent with the sale of PCL assets to Unilab (See Note 2 above), a payment was provided to the Company of $3.25 million in cash upon satisfaction of certain conditions. For the twelve months ended December 31, 1999, the transaction was recorded by the Company as non-recurring miscellaneous revenue with a corresponding charge for prior years' unused equity loss in subsidiary. Such equity loss in subsidiary was recorded as an adjustment to capital in excess of par value. In May 2000, the Company made a $200,000 investment for a 7.5% common stock interest in a newly formed company, controlled by Mr. J. Marvin Feigenbaum (Chairman and stockholder of the Company). For the twelve months ended December 31, 2000, the Company recorded as a loss its entire investment in Solutions for DME, Inc. of $200,000 (see Note 1 above).

      Interest income for the twelve months ended December 31, 2000, was $52,976 compared to $56,222 for the twelve months ended December 31, 1999.

      Interest expense for the twelve months ended December 31, 2000, was $9,376 compared to $93,297 for the twelve months ended December 31, 1999. The interest for the twelve months ended December 31, 1999, is primarily related to a loan in the principal amount of $250,000 obtained by the Company in March 1998. This 1999 expense is comprised of accrued interest for the period and the amortized portion of the original portion of debt discount recorded for the original estimated value of warrants issued in connection with such debt. Principal and interest were paid in full on May 13, 1999.

      Loss before income taxes for the twelve months ended December 31, 2000, was $989,437 as compared to $960,548 for the twelve months ended December 31, 1999. The increase of $28,889 in loss before income taxes is primarily due to decreases in interest and general and administrative expenses, offset by the $200,000 loss from the Company's investment in Solutions for DME, Inc.

      Income taxes expense for the twelve months ended December 31, 1999, was $65,000. An estimated alternative minimum tax expense was incurred by the Company upon the receipt of $3.25 million in non-recurring miscellaneous revenue. Concurrent with the sale of PCL assets to Unilab (See Note 2 above), a payment was provided to the Company of $3.25 million in cash upon satisfaction of certain conditions.

      Net loss for the twelve months ended December 31, 2000, was $989,437 as compared to $1,025,548 for the twelve months ended December 31, 1999. The decrease of $36,111 in net loss is primarily due to decreases in interest, income taxes and general and administrative expenses, offset by the $200,000 loss from the Company's investment in Solutions for DME, Inc.

      Net loss per share of Common Stock for the twelve months ended December 31, 2000, was $1.45 compared to $1.50 for the twelve months ended December 31, 1999. The decrease is due to a reduction in net loss. Weighted average shares were 682,622 for the twelve months ended December 31, 2000, and 1999.

Liquidity and Capital Resources

      Presently, the Company's sole source for liquidity and capital resources is the balance of cash from the $3.25 million payment received in May 1999. The Company had utilized a portion of this payment to satisfy certain outstanding debts and obligations. The remaining cash on hand will be used for working capital.

      The Company had $540,839 in cash and cash equivalents at December 31, 2000, as compared to $1,709,067 at December 31, 1999. The decrease of $1,168,228 is primarily due to a reduction in current liabilities, the use of funds to support operating activities and an investment in a newly formed company (See
Note 2 above).

      Total current assets were $550,231 at December 31, 2000, as compared to $1,778,709 at December 31, 1999. The decrease of $1,228,478 is primarily due to a decrease in cash and cash equivalents.

      Prepaid expenses and other current assets were $9,392 at December 31, 2000, as compared to $69,642 at December 31, 1999. The decrease of $60,250 is primarily due to a reduction in directors and officers insurance premiums that are prepaid.

      Furniture and equipment, net of accumulated depreciation, was $4,347 at December 31, 2000, compared to $2,710 at December 31, 1999.

      Deposits were $1,500 at December 31, 2000, compared to $950 at December 31, 1999.

      Total assets at December 31, 2000, were $556,078 as compared to $1,782,369 at December 31, 1999. The decrease of $1,226,291 is primarily due to a decrease in cash and cash equivalents.

      Total current liabilities at December 31, 2000, were $354,534 as compared to $591,388 at December 31, 1999. The decrease of $236,854 is primarily due to decreases in notes payable of $52,774 and accounts payable and accrued expenses of $184,080.

      The Company does not at the present time have any revenue generating operations, has sustained net losses of $989,437 and $1,025,548, respectively during the years ended December 31, 2000, and 1999 and has expended cash from operations. The amount of stockholders' equity and working capital at December 31, 2000, were $201,544 and $195,697, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Among other things, the Company continues to seek additional debt and/or equity financing; however, there is no assurance that it will be successful in that endeavor.

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

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III

ITEM 9.     DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

      Set forth below is certain information relating to the members of the Board of Directors of the Company during the fiscal year ended December 31, 2000.

        NAME            AGE                 POSITION
        ----            ---                 --------

J. Marvin Feigenbaum    50      Chairman of the Board of Directors, President
                                and Chief Executive Officer of the Company;

David A. Sterling       43      Secretary and Director of the Company;
                                Director of PCL from October 3, 1997 until
                                May 12, 1999.

Robert B. Fagenson      50      Director of the Company.

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

      At the Annual Meeting of Stockholders held in June, 1997, Messrs. Feigenbaum and Fagenson were elected Class 1 Directors to serve until the 2000 Annual Meeting of Stockholders, which meeting has not been held to date. At the Annual Meeting of Stockholders held on August 27, 1996, Mr. Sterling was elected Class 2 Director until the 1999 Annual Meeting of Stockholders, which meeting has not been held to date. However, due to the financial position of the Company, the Company has been unable to attract and retain any directors other than Messrs. Feigenbaum, Sterling and Fagenson.

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

Section 16 Reporting

      No person who, during the year ended December 31, 2000, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during such fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

ITEM 10.    EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation.

Executive Compensation.

      The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 2000, 1999 and 1998, to the Chief Executive.

Summary Compensation Table.

                                                                      LONG TERM COMPENSATION AWARDS
                                                                      -----------------------------
                                           ANNUAL COMPENSATION        RESTRICTED SECURITIES                    PAYOUTS
                                           -------------------        ---------------------                    -------
        NAME AND                                     OTHER ANNUAL                           UNDERLYING        ALL OTHER
   PRINCIPAL POSITION        YEAR       SALARY       COMPENSATION       STOCK AWARD(S)        OPTIONS       COMPENSATION
   ------------------        ----       ------       ------------       --------------        -------        ------------
                                          ($)           ($)                                                      ($)
J. Marvin Feigenbaum         2000    $208,000          $ 7,673(9)           --                   --            $55,212(8)
President and Chief          1999    $255,667(3)       $88,604(4)           --                   --            $74,897(5)
Executive Officer(1)(2)      1998    $381,333(6)          --                --                   --            $11,784(7)

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

(8) Represents automobile allowance, automobile insurance premiums, automobile maintenance and garage fees, life insurance premium, disability insurance premiums and long term care insurance premiums.

(9)   Represents accrued vacation paid in cash.

Options/SAR Grants in Fiscal Year Ended December 31, 2000

                                              (B)                          (C)
                                     NUMBER OF SECURITIES              % OF TOTAL              (D)
                                          UNDERLYING              OPTIONS/SARS GRANTED      EXERCISE         (E)
                    (A)                  OPTIONS/SARS                TO EMPLOYEES IN         OR BASE     EXPIRATION
  YEAR             NAME                   GRANTED(#)                   FISCAL YEAR        PRICE ($/SH)      DATE
  ----             ----                   ----------                   -----------        ------------      ----
2000       J. Marvin Feigenbaum               --                           --                  --            --

      Aggregated Options/SAR Exercises in Most Recent Fiscal Year and Fiscal Year-End Options/SAR Values.

      The following table summarizes options exercised by the named executive officers during the year ended December 31, 2000, and the number and value of options held by all executive officers named in the Summary Compensation Table at the respective year end. The Company does not have any outstanding stock appreciation rights granted to executive officers.

                                                                              NUMBER OF              VALUE OF
                                                                             UNEXERCISED           IN-THE-MONEY
                                                                          OPTIONS/WARRANTS       OPTIONS/WARRANTS
                                                                              AT FY-END            AT FY-END ($)
                                     SHARES ACQUIRED         VALUE          EXERCISABLE/           EXERCISABLE/
  YEAR              NAME               ON EXERCISE         REALIZED         UNEXERCISABLE        UNEXERCISABLE(1)
  ----              ----               -----------         --------         -------------        ----------------
2000       J. Marvin Feigenbaum           --                 --                 --                      --

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

      Mr. Feigenbaum received a salary in the amount of $208,000 during each of the years ended December 31, 2000, and 1999, pursuant to the then current Employment Agreement, as amended. Due to the financial condition of the Company, during the year ended December 31, 1998, approximately $47,667 of cash compensation which should have been paid to Mr. Feigenbaum in 1998 was voluntarily deferred by Mr. Feigenbaum until 1999 as a convenience to the Company, and, during the year ended December 31, 1997, approximately $13,000 of cash compensation which should have been paid to Mr. Feigenbaum in 1997 was voluntarily deferred by Mr. Feigenbaum until 1998 as a convenience to the Company. During the year ended December 31, 1994, in connection with his then current Employment Agreement, Mr. Feigenbaum was issued, in lieu of a cash bonus for past services rendered to the Corporation, while acting as a consultant to the Corporation, 714 shares of Common Stock of the Corporation which has been valued at $245 per share. All of said shares were immediately vested, and the Corporation paid Mr. Feigenbaum, on April 14, 1995, a one time cash bonus equal to $108,000 representing the amount of the combined federal and applicable state and city income tax associated with such stock grant. In addition, Mr. Feigenbaum was granted, directly or indirectly, options to purchase 2,143 shares of the Corporation's Common Stock exercisable commencing in June, 1995 through December 31, 2002 at an option exercise price equal to the $490 per share. On June 8, 1995, the Company granted and issued to Mr. Feigenbaum 1,429 restricted shares of its Common Stock, $.01 par value (the "Restricted Shares"). On December 2, 1996, Mr. Feigenbaum agreed to terminate this grant of Restricted Shares by exchanging 1,357 Restricted Shares for warrants to purchase 4,286 shares of common stock of the Company at $490 per share.

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

Non-Employee Director Stock Option Plan

      In August, 1994, the Board of Directors adopted the Non-Employee Director Stock Option Plan (the "Director Plan") which Director Plan was approved and adopted by the stockholders of the Company on November 16, 1994 and amended by the stockholders of the Company on August 27, 1996. The Director Plan provides for issuance of a maximum of 2,857 shares of Common Stock upon the exercise of stock options granted under the Director Plan. Options may be granted under the Director Plan until August 1, 2004 to the Company's non-employee directors (as defined). The Director Plan provides that each non-employee director will automatically be granted an option to purchase 71 shares upon joining the Board of Directors (or, for those persons who are directors on the date of approval of the Director Plan by the stockholders, on such date), and options to purchase 114 shares on each anniversary of the initial date of service or date of approval, as the case may be. No options have been granted under the Director Plan since 1996 because the Company essentially became inactive during 1997 and a market for the Company's Common Stock has neither been established or sustained since that time.

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

      Options for a total of 152 shares have been granted under the Director Plan, including options for 76 shares to each of Mr. Sterling and Mr. Fagenson.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of March 5, 2001 with respect to the ownership of Common Stock by (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, (ii) each director and each officer identified in the Summary Compensation Table, and
(iii) directors and executive officers as a group. The most current information available to the Company is set forth below.

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

               NAME AND ADDRESS                      AMOUNT OF AND NATURE       PERCENTAGE
              OF BENEFICIAL OWNER                   OF BENEFICIAL OWNERSHIP      OF CLASS
              -------------------                   -----------------------      --------
    J. Marvin Feigenbaum.......................            10,075(1)                 *
       238 Robinson Street, Suite 202
       Wakefield, RI 02879

    David A. Sterling..........................              76(2)                   *
       238 Robinson Street, Suite 202
       Wakefield, RI 02879

    Robert B. Fagenson.........................              76(3)                   *
       238 Robinson Street, Suite 202
       Wakefield, RI 02879

    Craig Osborne(3)...........................              89,963                 19%
       10351 Santa Monica Boulevard, Suite 101A
       Los Angeles, CA 90025

    All Officers and Directors as a Group (3
       persons in number)......................              10,260(1)(2)            *

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

(2) Includes options to purchase 76 shares of Common Stock under the Company's Non-Employee Director Stock Option Plan.

(3) Based upon a Schedule 13D filed with the Commission by Mr. Osborne on May 26, 1999.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company, in May 2000, made a $200,000 investment for a 7.5% common stock interest in a newly formed company which is majority owned by Mr. J. Marvin Feigenbaum (Chairman and stockholder of the Company). Such investment was pursuant to an affirmative vote (with Mr. Feigenbaum abstaining) by the Board of Directors at a meeting held April 17, 2000. SDME continues to be in the development stage and has not, as yet, implemented its proposed and intended business; the ability to do so is dependent upon SDME's ability to raise additional financing, as to which there exists doubt in light of prevailing market conditions. Due to these circumstances, the entire $200,000 investment has been recognized as a loss for the year ended December 31, 2000.

ITEM 13.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)   1. Financial Statements.

      See Index to Financial Statements Attached hereto.

      2. Financial Statement Schedules.

      Not Applicable.

      3. Exhibits.

      Incorporated by reference to the Exhibit Index at the end of this Report.

(B)   Reports on Form 8-K.

      During the period commencing the last quarter of the period covered by this Report to date, no reports on Form 8-K were filed by the Registrant.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                        CONSOLIDATED FINANCIAL STATEMENTS
                            AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                             UNITED DIAGNOSTIC, INC.
                    (FORMERLY KNOWN AS NU-TECH BIO-MED, INC.)
                                AND SUBSIDIARIES

                           December 31, 2000 and 1999

                                    CONTENTS

                                                                      Page

INDEPENDENT AUDITORS' REPORT                                           F-3

CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31, 2000            F-4

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
           ENDED DECEMBER 31, 2000 AND 1999                            F-5

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR
           THE YEAR ENDED DECEMBER 31, 2000                            F-6

         CONSOLIDATED STATEMENTS OF CASH FLOWS                         F-7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
United Diagnostic, Inc.
Wakefield, Rhode Island

We have audited the accompanying consolidated balance sheet of United Diagnostic, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of United Diagnostic, Inc. and subsidiaries as of December 31, 2000 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that United Diagnostic, Inc. will continue as a going concern. As more fully described in Note 1, the Company currently has no revenue producing activities, has experienced net losses and sustained cash outflows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in
Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


Richard A. Eisner & Company, LLP

New York, New York
March 13, 2001

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                    December 31
                                                                       2000
                                                                   ------------
ASSETS
Current assets:
      Cash and cash equivalents                                    $    540,839
      Prepaid expenses and other current assets                           9,392
                                                                   ------------
Total current assets                                                    550,231

Furniture and equipment, net                                              4,347
Deposits                                                                  1,500
                                                                   ------------
                                                                   $    556,078
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable                                                $     75,888
      Accounts payable                                                  135,968
      Accrued expenses                                                   87,107
      Contract payable                                                   55,571
                                                                   ------------

          Total current liabilities                                     354,534
                                                                   ------------

Commitments and contingencies

Stockholders' equity:
      Series A convertible preferred stock, $.01 par value;
          2,000,000 authorized; 2,826 issued and outstanding
          (liquidation preference of $2,836,000)                             28
      Common stock, $.01 par value; 50,000,000 shares
          authorized; 682,622 shares issued and outstanding               6,826
      Capital in excess of par value                                 59,716,870
      Accumulated deficit                                           (59,522,180)
                                                                   ------------
Total stockholders' equity                                              201,544
                                                                   ------------

                                                                   $    556,078
                                                                   ============

See independent auditors' report and accompanying notes to the consolidated financial statements.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       YEAR ENDED DECEMBER 31
                                                                        2000           1999
                                                                     --------------------------
Revenues:
                                                                     $        --    $        --
                                                                     --------------------------

Operating costs and expenses:
    General and administrative                                           830,662        921,552
    Depreciation                                                           2,375          1,921
                                                                     --------------------------
Total operating costs                                                    833,037        923,473
                                                                     --------------------------

Operating loss                                                          (833,037)      (923,473)
                                                                     --------------------------
Other income (expense):
    Non-recurring miscellaneous revenue                                       --      3,250,000
    Loss in development stage affiliate (2000) / subsidiary (1999)      (200,000)    (3,250,000)
    Interest income                                                       52,976         56,222
    Interest expense                                                      (9,376)       (93,297)
                                                                     --------------------------
Total other expense                                                     (156,400)       (37,075)
                                                                     --------------------------

Loss before income taxes                                                (989,437)      (960,548)

    Income tax expense                                                        --        (65,000)
                                                                     --------------------------

Net loss                                                             $  (989,437)   $(1,025,548)
                                                                     ==========================

Net loss per common share - basic and diluted                        $     (1.45)   $     (1.50)
                                                                     ==========================

Weighted average shares outstanding                                      682,622        682,622
                                                                     ==========================

See independent auditors' report and accompanying notes to the consolidated financial statements.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Number of    Series A
                                  Shares of   Convertible
                                   Series A    Preferred   Number of
                                 Convertible   Stock at    Shares of      Common       Capital in
                                  Preferred    $.01 Par     Common     Stock at $.01   Excess of      Accumulated
                                    Stock        Value       Stock       Par Value     Par Value        Deficit          Total
                                 --------------------------------------------------------------------------------------------------
Balance at December 31, 1998         2,826     $    28      682,622      $    6,826    $ 56,466,870   $ (57,507,195)  $ (1,033,471)

Payment received in concurrence
    with sale of subsidiary              -           -            -               -       3,250,000               -      3,250,000

Net Loss                                 -           -            -               -               -      (1,025,548)    (1,025,548)
                                 --------------------------------------------------------------------------------------------------
Balance at December 31, 1999         2,826          28      682,622           6,826      59,716,870     (58,532,743)     1,190,981

Net Loss                                 -           -            -               -               -        (989,437)      (989,437)
                                 --------------------------------------------------------------------------------------------------
Balance at December 31, 2000         2,826     $    28      682,622      $    6,826    $ 59,716,870   $ (59,522,180)  $    201,544
                                 ==================================================================================================

See independent auditors' report and accompanying notes to the consolidated financial statements.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31
                                                               2000             1999
                                                            ----------------------------
Operating activities:
Net loss                                                    $  (989,437)     $(1,025,548)
Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                2,375            1,921
      Interest expense from issuance of warrants                     --           60,000
      Loss in development stage affiliate                       200,000               --
      Changes in operating assets and liabilities:
        Prepaids, other current assets and deposits              59,700           46,130
        Accounts payable and accrued expenses                  (184,080)        (548,037)
                                                            ----------------------------
Net cash used in operating activities                          (911,442)      (1,465,534)
                                                            ----------------------------

Investing activities:
Purchase of furniture                                            (4,012)              --
Payment received in concurrence with sale of subsidiary              --        3,250,000
Investment in Solutions for DME, Inc.                          (200,000)              --
                                                            ----------------------------
Net cash (used in) provided by investing activities            (204,012)       3,250,000
                                                            ----------------------------

Financing activities:
Repayment of notes payable and lease obligations                (52,774)        (252,247)
                                                            ----------------------------
Net cash used in financing activities                           (52,774)        (252,247)
                                                            ----------------------------
Net (decrease) increase in cash and cash equivalents         (1,168,228)       1,532,219
Cash and cash equivalents at beginning of year                1,709,067          176,848
                                                            ----------------------------
Cash and cash equivalents at end of year                    $   540,839      $ 1,709,067
                                                            ============================

Supplemental disclosure of cash flow information:
    Taxes paid                                              $    65,000      $     1,336
    Interest paid                                                 9,376           48,361

See independent auditors' report and accompanying notes to the consolidated financial statements.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

1.    BASIS OF PRESENTATION

      United Diagnostic, Inc. ("United" or the "Company"), was originally organized under the laws of Delaware in September 1981 under the name of "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to Nu-Tech Bio-Med, Inc. On December 23, 1998, the Company changed its name to United Diagnostic, Inc.

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Analytical Biosystems Corporation ("ABC"), and for the year ended December 31, 1999, Physicians Clinical Laboratory, Inc. ("PCL") originally a 52.6%-owned subsidiary of the Company (as of October 3, 1997) and later a 49.9%-owned subsidiary (as of June 16, 1998). On May 10, 1999, PCL sold substantially all of its assets and is inactive currently (see Note 4). All material intercompany transactions and balances have been eliminated. The equity method of accounting is used for investment in Solutions for DME, Inc., a development stage company, in which the Company has significant influence and common ownership control (see Note 3). Where appropriate, prior year amounts have been reclassified to permit comparison.

      ABC was a clinical oncology laboratory service and research company located in Rhode Island. As of November 3, 1997, ABC ceased processing specimens for assay and has suspended its laboratory operations. PCL was a full service medical laboratory facility which operated throughout the state of California until the sale of its assets in May 1999 (see Note 4).

      The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The Company does not at the present time have any revenue generating operations, has sustained net losses of $989,437 and $1,025,548, respectively during the years ended December 31, 2000, and 1999 and has expended cash from operations. The amount of stockholders' equity and working capital at December 31, 2000, were $201,544 and $195,697, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Among other things, the Company continues to seek additional debt and/or equity financing; however, there is no assurance that it will be successful in that endeavor. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

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

      c.    Furniture and Equipment

      Furniture and equipment are recorded at cost. Depreciation has been provided using the straight-line method over five years for financial reporting purposes.

      d.    Fair Values of Financial Instruments

      For cash and accounts payable the carrying amounts approximate fair value. The carrying amount of the Company's debt approximates fair value based on similar debt instruments available.

      e.    Stock Based Compensation

      The Company grants qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for qualified stock option grants with exercise prices equal to the market price of the stock at the option grant measurement date.

      For certain non-qualified stock options, restricted stock and warrants granted to employees, the Company recognizes as compensation expense the excess of the market value of the common stock issuable upon exercise of such options over the aggregate exercise price of

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

such options. For warrants granted to non-employees, the Company recognizes as a charge the deemed fair value of the warrants or the value of the services provided, whichever is more reliably measurable. Such charges are amortized over the vesting period of each option or warrant or the recipient's service period, if shorter.

      f.    Income Taxes

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

      g.    Net Loss Per Common Share

      The Company applies Financial Accounting Standards Statement No. 128, Earnings Per Share (SFAS 128). Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. Diluted loss per share excludes potential common stock since the effect would be antidilutive. The potential common stock excluded from the diluted loss per share consists of outstanding warrants, outstanding options and convertible preferred stock (see Note 9).

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

                                                                Loss               Shares
                                                            (Numerator)        (Denominator)       Per Share
                                                         -------------------------------------------------------
Year ended December 31, 2000
Consolidated net loss                                        $ (989,437)
                                                         -------------------

Loss Per Share-basic and diluted
Loss attributable to common stockholders                     $ (989,437)          682,622           $ (1.45)
                                                         =======================================================

Year ended December 31, 1999
Consolidated net loss                                       $ (1,025,548)
                                                         -------------------

Loss Per Share-basic and diluted
Loss attributable to common stockholders                    $ (1,025,548)         682,622           $ (1.50)
                                                         =======================================================

      h.    Segment Information

      Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information, requires that a public business enterprise reports financial and descriptive information about its reportable operating segments. The Company does not presently engage in revenue producing activities.

      i.    Investments

      Investments in which the Company's interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliate as they occur, limited to the extent of the Company's investment in, advances to and commitments for the affiliate. The Company's share of net earnings or losses of the affiliate includes amortization of the difference between the Company's investment and its share of the underlying net assets of the affiliate. Amortization is recorded on a straight-line basis over three years. These adjustments are reflected in "equity in loss of affiliate" in the Company's Statements of Operations.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

3.    INVESTMENT IN SOLUTIONS FOR DME, INC.

      The Company, in May 2000, made a $200,000 investment for a 7.5% common stock interest in Solutions for DME, Inc. ("SDME"), a newly formed company, controlled by Mr. J. Marvin Feigenbaum (Chairman and stockholder of the Company). Such investment was pursuant to an affirmative vote (with Mr. Feigenbaum abstaining) by the Board of Directors at a meeting held April 17, 2000.

      SDME, a development stage company, reported no revenues with a net loss of $108,819 from inception (May 2000) through December 31, 2000. At December 31, 2000, SDME reported current assets of $117,269, current liabilities of $26,088 and stockholders' equity of $91,181. The Company was amortizing over a 36 month period $185,000, which represented its proportionate share of SDME's unidentifiable intangibles. SDME continues to be in the development stage and has not, as yet, implemented its proposed and intended business; the ability to do so is dependent upon SDME's ability to raise additional financing, as to which there exists doubt in light of prevailing market conditions. Due to these circumstances, the entire $200,000 investment has been recognized as a loss for the year ended December 31, 2000.

4.    DISPOSITION OF PHYSICIANS CLINICAL LABORATORY, INC.

      The Company purchased approximately $13.3 million of PCL Senior Debt for $10 million on November 7, 1996, in advance of the commencement of the bankruptcy proceeding by PCL. On November 8, 1996, PCL and its subsidiaries, (collectively the "Debtors") commenced their respective reorganization cases by filing voluntary petitions for relief under Chapter 11. On December 2, 1996, a plan of reorganization under Chapter 11 (as modified and amended, the "Plan") was submitted, which became effective on October 3, 1997 (the "Effective Date"). In accordance with the Plan, the PCL Senior Debt purchased by the Company was exchanged for 35.6% of the common stock of PCL as of the Effective Date. Also in accordance with the Plan, the Company acquired an additional 17.0% of the common stock of PCL as of the Effective Date in exchange for cancellation of a note outstanding from the acquisition of Medical Science Institute in November 1996. As a result, the Company acquired, in the aggregate, 52.6% of the outstanding common stock of PCL on the Effective Date.

      On June 10, 1998, the Company sold 67,500 shares of PCL common stock to a senior lender and significant stockholder of PCL for $750,000, in conjunction with a loan by that stockholder of $4 million to PCL. After the sale, United owned 49.9% of the issued and outstanding shares of PCL and the Company commenced to account for its remaining investment in PCL under the equity method of accounting, rather than the consolidation method. Under the equity method, investments are recorded at cost reduced by the Company's proportionate share

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

4.    DISPOSITION OF PHYSICIANS CLINICAL LABORATORY, INC. - CONTINUED

of losses, limited by the amount of its investment. Accordingly, 1998 losses in excess of the investment for 1998 were not recognized until 1999 (see below).

      On May 10, 1999, PCL disposed of substantially all of its assets to Unilab Corporation ("Unilab") in exchange for a combination of cash, a convertible promissory note of Unilab and Unilab common stock. The sale consideration was valued in the aggregate at approximately $40 million. The proceeds of sale were principally used by PCL to satisfy a portion of PCL's secured indebtedness, which aggregated approximately $70 million at the time of sale. PCL was in default under all of this indebtedness at the time of the sale. No proceeds of the sale of PCL assets were available for distribution to the PCL shareholders. However, in connection with the sale, the Company received a payment of $3,250,000 in cash from certain holders of PCL's secured indebtedness. The Company received this payment in May 1999; and in 1999 recognized such proceeds as a credit to additional paid in capital, and recognized its share of previously unrecognized 1998 PCL loss of a like amount.

5.    FURNITURE AND EQUIPMENT

      Furniture and equipment consist of the following:

      Computer Equipment                                              $  9,607
      Furniture and fixtures                                             4,012
                                                                      --------
                                                                        13,619
      Less accumulated depreciation                                     (9,272)
                                                                      --------
                                                                      $  4,347
                                                                      ========

6.    NOTES PAYABLE

Notes payable to State of Rhode Island's                              $ 75,888
Small Business Loan Fund Corporation (SBLFC),
in default in April 1998, subsequently modified in
June 1998, to 9.5% interest with all past due
interest paid upon execution of modified agreements,
principal due on demand, collateralized by virtually                  --------
all of the assets of United and ABC                                   $ 75,888
                                                                      ========

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

7.    ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                 2000
                                             ------------
Payroll                                        $ 13,678
Vacation                                          6,521
Rent                                             12,000
Other vendor expenses                             1,668
Professional fees                                53,240
                                             ------------

                                               $ 87,107
                                             ============

8.    LEASE COMMITMENTS

      The Company maintains a lease for corporate office space with a term of one year, commencing December 1st, which may be renewed by the Company at a monthly rental of $550 per month. Additionally, the Company leases space for storage of corporate records.

      Rental expense was $29,405 and $17,185 for the years ended December 31, 2000, and 1999, respectively.

9.    STOCKHOLDERS' EQUITY

      a.    Series A Convertible Preferred Stock

      In 1996, the Company completed a private placement offering for a total of 14,000 shares of Series A Convertible Preferred Stock ("Preferred Stock") for a total aggregate purchase price of $14,000,000. The Preferred Stock is convertible into such number of shares of common stock as shall equal $1,000 divided by a conversion rate equal to the lesser of (i) 75% of the average closing bid price of the common stock as quoted on the Nasdaq SmallCap Market for the 5 days immediately preceding the date of the holder's notice of conversion or (ii) $1,225.00, subject to certain adjustments.

      Effective June 1, 1998, the Company's common stock was delisted from the Nasdaq SmallCap Market. Since the conversion price of the Preferred Stock is related to The Nasdaq

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

9.    STOCKHOLDERS' EQUITY - CONTINUED

Stock Market bid price for the Common Stock, a conversion price is presently indeterminable; consequently, the Company has suspended the acceptance of future conversions. Holders of shares of the Series A Convertible Preferred Stock are not entitled to receive dividends in cash or otherwise. The holders of shares of the Series A Convertible Preferred Stock are not entitled to voting rights.

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

      c.    Authorized Shares

      In 1997, the stockholders of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the total number of shares of all classes of capital stock which the Company may issue to 52,000,000 shares. Such increase has been effected by increasing the number of shares to 50,000,000 shares and by increasing the number of shares of preferred stock to 2,000,000 shares.

      d.    Stock Option Plans

      At December 31, 2000, the Company has stock option plans as follows:

            i.    1994 Plan

      The Company has reserved 5,000 shares of common stock under the 1994 Employee Stock Option Plan (the 1994 Plan). Options granted under the 1994 Plan may be incentive options or nonqualified stock options, and shall be designated as such at the time of grant. The 1994 Plan permits the granting of incentive options only to officers and full-time employees of the Company, at no less than 100% of the fair market value of the Company's common stock at the date of the grant. Nonqualified stock options may be granted to officers, employees, consultants, and advisors of the Company, as well as to members of the Board of Directors, at a price determined by the Plan administrator but in no case less than 85% of the fair market value of the Company's common stock at the date of the grant. To the extent that any option intended

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

9.    STOCKHOLDERS' EQUITY - CONTINUED

to be an incentive option shall fail to qualify as such under Section 422 of the Internal Revenue Code of 1986, such options shall be deemed to be nonqualified options. The 1994 Plan is administered by the Option Committee of the Board of Directors, which has full power to determine the specific terms of each option granted, subject to the provisions of the 1994 Plan. Due to the current number of Directors, there is no functioning committee. As of December 31, 2000, the Company has granted options outstanding for a total of 2,500 shares under this Plan.

            ii.   Director's Plan

      The Company has reserved 2,857 shares of common stock under the Non-Employee Director Stock Option Plan (the Director Plan). Each non-employee director, upon election of the Company's Board of Directors, shall be granted options for 71 shares of common stock, and each shall be granted on subsequent annual anniversary dates of the initial grant, additional options for 114 shares of common stock. Under the terms of the agreement, the sum of the number of shares to be received upon any grant multiplied by the fair market value of each share at the time of the grant may not exceed $75,000. As of December 31, 2000, the Company has granted options outstanding for a total of 152 shares under this Plan. No options have been granted under the Director Plan since 1996 because the Company essentially became inactive during 1997 and a market for the Company's Common Stock has neither been established or sustained since that time.

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

            iii.  Other Stock Options

      The Company also has 82 stock options outstanding at December 31, 2000, that were not issued under any specific plan.

      e.    FAS 123 Disclosures

      The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("FAS 123") and will continue to account for its employee stock options in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

9.       STOCKHOLDERS' EQUITY - CONTINUED

         The following table presents the combined activity of United's stock option plans for the years ended December 31, as follows:

                                                2000                        1999
                                         ---------------------      ----------------------
                                                      Weighted                    Weighted
                                                      Average                     Average
                                                      Exercise                    Exercise
                                         Options        Price       Options         Price
                                         ---------------------      ----------------------
Outstanding at January 1                  2,995        $545.62        3,107        $543.64
Granted                                      --                          --             --
Exercised                                    --                          --             --
Canceled                                   (261)        852.30         (112)        490.00
                                         ---------------------      ----------------------
Outstanding at December 31                2,734        $516.44        2,995        $545.62
                                         =====================      ======================
                                         ---------------------      ----------------------
Options exercisable at December 31        2,734        $516.44        2,995        $545.62
                                         =====================      ======================

            The Company granted warrants in connection with financing activities, merger and acquisitions activity, and as a form of compensation to employees and consultants. Expiration dates vary on outstanding warrants through December 2003.

            The following table presents the combined activity for all United's warrants issued for the years ended December 31, as follows:

                                                 2000                        1999
                                         ----------------------     ----------------------
                                                     Weighted                    Weighted
                                                      Average                     Average
                                                      Exercise                    Exercise
                                         Warrants       Price       Warrants        Price
                                         ----------------------     ----------------------
Outstanding at January 1                  56,916        $135.98      57,125        $137.81
Granted                                       --             --          --             --
Exercised                                     --             --          --             --
Canceled                                    (102)        441.00        (209)        637.00
                                         ----------------------     ----------------------
Outstanding at December 31                56,814        $135.43      56,916        $135.98
                                         ======================     ======================

Options exercisable at December 31        56,814        $135.43      56,916        $135.98
                                         ======================     ======================

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

9.    STOCKHOLDERS' EQUITY - CONTINUED

      The following table presents weighted average price and life information about significant United's option groups outstanding at December 31, 2000:

                                        Options Outstanding                      Options Exercisable
                             -------------------------------------------     ----------------------------
                                               Weighted
                                                Average         Weighted                         Weighted
                                               Remaining        Average                          Average
                                Number        Contractual       Exercise       Number            Exercise
Range of Exercise Prices     Outstanding      Life (Yrs.)        Price       Exercisable          Price
------------------------------------------------------------------------     ----------------------------
Less than $525.00                 2,582              2.0         $ 488.44       2,582           $ 488.44
$525.00 - $1,050.00                 152              0.8         $ 988.75         152           $ 988.75
                                 ------                                        ------

                                  2,734                                         2,734
                                 ======                                        ======

      The following table presents weighted average price and life information about significant United's warrant groups outstanding at December 31, 2000:

                                         Warrants Outstanding                    Warrants Exercisable
                             -------------------------------------------     ----------------------------
                                               Weighted
                                                Average         Weighted                         Weighted
                                               Remaining        Average                          Average
                                Number        Contractual       Exercise       Number            Exercise
Range of Exercise Prices     Outstanding      Life (Yrs.)        Price       Exercisable          Price
------------------------------------------------------------------------     ----------------------------
Less than $10.00                  45,429             2.9        $   6.58       45,429           $   6.58
$10.00 - $525.00                   5,334             0.9        $ 490.00        5,334           $ 490.00
$525.00 - $1,050.00                6,051             1.0        $ 790.03        6,051           $ 790.03
                                  ------                                       ------

                                  56,814                                       56,814
                                  ======                                       ======

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

9.    STOCKHOLDERS' EQUITY - CONTINUED

      No options or warrants were granted during the year ended December 31, 2000.

      f.    Common Stock Reserved

      The Company has reserved 59,547 shares of common stock for the exercise of options and warrants. Since the conversion price of the Series A Convertible Preferred Stock is related to The Nasdaq Stock Market bid price for the Common Stock, a conversion price is presently indeterminable; therefore, the Company is presently unable to determine the number of shares issuable upon such conversion.

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

10.   CONTRACT PAYABLE

      A contract payable with a balance of $55,571 at December 31, 2000, represents the balance payable to Brown University from a prior research agreement which is no longer in effect.

11.   INCOME TAXES

      a.    Net Operating Loss Carryforwards

      The Company files consolidated tax returns with its wholly-owned subsidiaries. At December 31, 2000, the Company and its wholly-owned subsidiaries have total net operating loss carry forwards of approximately $21 million for income tax purposes. Approximately $18 million of these carry forwards expire from 2004 through 2020, out of which approximately $5 million expire from 2004 through 2006. Approximately $3 million of the carry forwards are limited in use.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

11.   INCOME TAXES -- continued

      The principal components of the Company's deferred tax assets were as follows:

Deferred tax assets:
Net operating loss carryforwards                                    $ 9,001,000
Allowance for bad debts                                                  40,000
Alternative minimum tax credit                                           40,000
Federal general business tax credits                                    150,000
Other                                                                     8,000
                                                                    -----------
                                                                      9,239,000
Valuation allowance                                                  (9,239,000)
                                                                    -----------
Net deferred tax assets                                             $        --
                                                                    ===========

      Net deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. The valuation allowance increased $356,000 in 2000 from increases in net operating loss carryforwards and credits.

      b.    Alternative Minimum Income Tax

      An estimated alternative minimum income tax ("AMT") of $65,000 was incurred by the Company for the year ended December 31, 1999, upon the receipt of $3.25 million in cash in connection with the PCL transaction (see Note 4). The Company can apply such AMT payments against future non-AMT income taxes, if any.

12.   EMPLOYMENT AGREEMENT

      The Company has an employment agreement with its president and CEO with a term of three years at a base salary of $208,000 through April 30, 2002. Other benefits typical of such agreements are also provided. The Company may terminate the agreement before the end of its term for cause. The Company may also terminate the agreement without any cause by providing severance pay equal to the base salary for the unexpired portion of the agreement plus one year. The Company is obligated to pay the base salary for the unexpired portion of the agreement upon the death or disability of the executive. If the agreement is not renewed at the end of its term, the Company is obligated to pay severance equal to one year's base salary. Upon termination for other than cause or upon resignation during a one year period from a change in control, as defined, severance pay will be provided equal to the base salary for the unexpired portion of the agreement plus one year.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

13.   LITIGATION

      On July 22, 1998, an arbitration was commenced before the American Arbitration Association ("AAA") in New York, New York entitled Nu-Tech Bio Med, Inc. and NTBM Billing Services, Inc v. Judith Prussin, Jeffrey Prussin and Prompt Medical Billing, Inc. (Case No. 13 180 00703 98). The case arose from the purchase by the Company of the respondents' business, PMBI, in October of 1996. Subsequent to the purchase, the business lost its principal customer and ceased operations. In the arbitration, the Company sought from the former owners of PMBI, inter alia, a judgment which constituted the return of the purchase price of PMBI (i.e., the return of approximately $100,000 in cash and the right to certain stock held in escrow pursuant to the Purchase Agreement). In an Award originally dated April 9, 1999 (and affirmed by the arbitrator on May 27, 1999), the arbitrator denied the relief sought by the Company and refused to grant the relief sought by respondents. On April 19, 1999, the Company initiated a Special Proceeding in the Supreme Court of the State of New York, County of New York captioned In re the Arbitration of Certain Controversies between Nu-Tech Bio Med, Inc. and NTBM Billing Services, Inc v. Judith Prussin, Jeffrey Prussin and Prompt Medical Billing, Inc. (Index No. 108158/99) to affirm the Award. The Special Proceeding resulted in the arbitration Award being confirmed by the Court; the denial of a modification or vacation as sought by the respondents; and a judgment being entered confirming the Award. The Respondents have filed a Notice of Appeal from the decision of the Court and from the judgment, but has not otherwise perfected its appeal.

      On July 8, 1998, an arbitration was commenced before the AAA in Miami, Florida entitled Judith Prussin and Health Systems Development Corporation against NTBM Billing Services, Inc and Nu-Tech Bio Med, Inc. (Case No. 32 160 00219 98). The case concerned employment consulting agreements between the Company and claimants, which agreements were executed in conjunction with the purchase by the Company of the claimants' business, Prompt Medical Billing, Inc. ("PMBI"), in October of 1996. Specifically in dispute were the amounts owed to claimants in light of the cessation of PMBI's business operations. Claimants sought damages in the amount of $44,187.28 along with interest, costs and attorneys fees associated with the arbitration. The matter was settled by confidential agreement of the parties, dated on or about May 28, 1999 and formally dismissed on June 17, 1999. The settlement provided, among other items, that the Company pay $35,000 (paid in 1999) to claimants and the claimants assign the right to collect an outstanding account payable to PMBI in the amount of $70,000. The first $10,000 collected from the outstanding account is to be paid to the Company, with any additional amounts collected to be split 50/50 amongst claimants and the Company. The right to collect the $70,000 reverts to the Company if at least $10,000 has not been collected by November 1, 1999, and a payment plan for the remainder is not in place. At November 1, 1999, no payments had been collected against the outstanding $70,000 and the right to collect has reverted to the Company.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

13.   LITIGATION - CONTINUED

      The Company has treated the realization of the aforementioned arbitration award and collection right, as contingent, and accordingly, will record such amounts if collected.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2001.

                                UNITED DIAGNOSTIC, INC.


                                By: /s/ J. Marvin Feigenbaum
                                    ----------------------------------------
                                    J. Marvin Feigenbaum
                                    Chairman of the Board of Directors,
                                    President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                Signature


                                /s/ J. Marvin Feigenbaum          March 26, 2001
                                ---------------------------
                                J. Marvin Feigenbaum
                                Chairman of the Board of Directors,
                                President and Chief Executive Officer


                                /s/ David Sterling                March 26, 2001
                                ---------------------------
                                David Sterling
                                Director


                                                                  March 26, 2001
                                ---------------------------
                                Robert B. Fagenson
                                Director

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

3.7* Amended and Restated By-Laws effective July 11, 2000 (filed as Exhibit 3(ii) to Current Report on Form 8-K filed July 13, 2000)

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

10.20*   Consulting Agreement and Warrant with Dr. Elliot Fishkin (filed as
         Exhibit 10.22 to Amendment No. 1 to Registration Statement on Form SB-2, File No. 33-84622).

10.21* Redacted copy of Clinical Trials Agreement dated August 14, 1995 between Analytical Biosystems Corporation and research institution and certain individuals (filed as Exhibit 10.1 to Current Report on Form 8-K dated August 11, 1995).

10.22* Agreement dated April 10, 1995 between Analytical Biosystems Corporation and Loats Associates (filed as Exhibit 10.1 to Current Report on Form 8-K dated April 20, 1995).

10.23* Form of Registration Rights Agreement entered into among the Company and the holders of the Company's Series A Preferred Stock entered into on December 2, 1996 (filed as Exhibit 10.24 to Registration Statement on Form S-3 File 333-17857).

10.24* Form of Registration Rights Agreement entered into among the Company and certain holders of the Company's Common Stock entered into on April 12, 1996 in connection with private placement offering completed on April 12, 1996 (filed as Exhibit 10.25 to Registration Statement on Form S-3 File 333-17857).

10.25* Form of Promissory Note of Nu-Tech Bio-Med, Inc. in the principal amount of $2,000,000 dated January 23, 1997 in favor of The Michael Jesselson Trust (filed as Exhibit 10.29 to Current Report on Form 8-K filed January 29, 1997).

10.26* Security Agreement dated January 23, 1997 between Nu-Tech Bio-Med, Inc. and The Michael Jesselson Trust (filed as Exhibit 10.30 to Current Report on Form 8-K filed January 29, 1997).

10.27* Form of Common Stock Purchase Warrant dated January 23, 1997 to purchase 100,000 shares of Common Stock at an exercise price of $11.50 per share (filed as Exhibit 10.31 to Current Report on Form 8-K filed January 29, 1997).

10.28* Amended and Restated Employment Agreement by and between the Company and J. Marvin Feigenbaum, dated June 6, 1997 (filed as Exhibit 10 to Current Report on Form 8-K filed June 9, 1997).

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