Form 10QSB
period 2001-03-31
UNITED DIAGNOSTIC INC
filed 2001-05-14
CIK 716778

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ____________________________

Commission File No. 0-11772

UNITED DIAGNOSTIC, INC.
(Exact name of registrant as specified in its charter)

Delaware	25-1411971
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation of organization)

238 Robinson Street – Suite 202 Wakefield, Rhode Island	02879
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (401) 789-9995

(Former name or former address, if changed since last report.)

             Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes ☒                                        No ☐

             As of May 14, 2001, there were issued and outstanding 682,622 shares of common stock of the registrant.

Transitional small business disclosure format

Yes ☐                            No ☒

United Diagnostic, Inc.

Quarterly Report on Form 10-QSB

United Diagnostic, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31	December 31
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$402,489	$540,839
Prepaid expenses and other current assets	21,286	9,392
Total current assets	423,775	550,231

Furniture and equipment, net	3,885	4,347
Deposits	600	1,500
	$428,260	$556,078
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable	$75,888	$75,888
Accounts payable	148,913	135,968
Accrued expenses	99,324	87,107
Contract payable	55,571	55,571
Total current liabilities	379,696	354,534
Commitments and contingencies

Stockholders' equity:
Series A convertible preferred stock, $.01 par value; 2,000,000 authorized; 2,826 issued and outstanding(liquidation preference of $2,826,000)	28	28
Common stock, $.01 par value; 50,000,000 sharesauthorized; 682,622 shares issued and outstanding	6,826	6,826
Capital in excess of par value	59,716,870	59,716,870
Accumulated deficit	(59,675,160)	(59,522,180)
Total stockholders' equity	48,564	201,544
	$428,260	$556,078

United Diagnostic, Inc. and Subsidiaries
Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31
	2001	2000

Revenues:
	$-	$-

Operating costs and expenses:
General and administrative	161,758	274,093
Depreciation	462	480
Total operating costs	162,220	274,573

Operating loss	(162,220)	(274,573)
Other income (expense):
Interest and other income	11,043	18,406
Interest expense	(1,804)	(2,560)
Total other income	9,239	15,846
Net loss	$(152,981)	$(258,727)

Net loss per common share - basic and diluted	$(0.22)	$(0.38)

Weighted average shares outstanding	682,622	682,622

United Diagnostic, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the three months ended March 31
	2001	2000
Operating activities:
Net loss	$(152,981)	$(258,727)
Adjustments to reconcile net loss to netcash used in operating activities:
Depreciation	462	480
Changes in operating assets and liabilities:
Prepaids, other current assets and deposits	(10,994)	10,858
Accounts payable and accrued expenses	25,163	(100,879)
Net cash used in operating activities	(138,350)	(348,268)

Financing activities:
Repayment of notes payable and lease obligations	-	(16,040)
Net cash used in financing activities	-	(16,040)
Net decrease in cash and cash equivalents	(138,350)	(364,308)
Cash and cash equivalents at beginning of period	540,839	1,709,067
Cash and cash equivalents at end of period	$402,489	$1,344,759
Supplemental disclosure of cash flow information:
Taxes paid	$-	$65,000
Interest paid	1,804	500

United Diagnostic, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2001

(Unaudited)

1.          Basis of Presentation

             United Diagnostic, Inc. (“United” or the “Company”), was originally organized under the laws of the State of Delaware in September 1981 under the name of “Applied DNA Systems, Inc.”  On November 16, 1994, the Company changed its name to Nu-Tech Bio-Med, Inc.  On December 23, 1998, the Company changed its name to United Diagnostic, Inc.

                           In the opinion of management of United Diagnostic, Inc., the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001, and 2000.

             The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Analytical Biosystems Corporation (“ABC”) (inactive since November 3, 1997).  All material intercompany transactions and balances have been eliminated.  Where appropriate, prior year amounts have been reclassified for comparative purposes.

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2000.

2.          Investment in Solutions for DME, Inc.

             The Company, in May 2000, made a $200,000 investment for a 7.5% common stock interest in Solutions for DME, Inc. (“SDME”), a newly formed company, controlled by Mr. J. Marvin Feigenbaum (Chairman and stockholder of the Company).  Such investment was pursuant to an affirmative vote (with Mr. Feigenbaum abstaining) by the Board of Directors at a meeting held April 17, 2000.

             SDME continues to be in the development stage and has not, as yet, implemented its proposed and intended business; the ability to do so is dependent upon SDME’s ability to raise additional financing, as to which there exists doubt in light of prevailing market conditions.  Due to these circumstances, the entire $200,000 investment was recognized as a loss for the year ended December 31, 2000.

Safe Harbor Statement

             Certain statements in this Form 10-QSB, including information set forth under Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” constitute or may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”).  United Diagnostic, Inc. (the “Company”) desires to avail itself of certain “safe harbor” provisions of the Act and is therefore including this special note to enable the Company to do so.  Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company’s stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors which could cause the Company’s actual results, performance (financial or operating) or achievements to differ from the future results, performance (financial or operating) achievements expressed or implied by such forward-looking statement.  Such future results are based upon management’s best estimates based upon current conditions and the most recent results of operations.  These risks include, but are not limited to, the ability of the Company to identify and obtain a viable business and all of the risks (known and unknown) relating to any new and as yet unidentified business within the timeframe inherent in the Company’s cash limitations, beyond its current investment described in Note 2. The Company, in the future, may need additional funds from loans and/or the sale of equity securities.  No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to the Company.  Presently, the Company does not operate or have an equity investment in a business which is a source of revenue from operations.  There is no assurance that the Company would be able to sustain itself beyond September 30, 2001.  With the exception of the fiscal year ended December 31, 1999, the Reports on the Company’s financial statements contained an explanatory paragraph based upon substantial doubt existing about the Company’s ability to continue as a going concern.  The Company to date has been materially dependent upon the efforts of its President and Chief Executive Officer, Mr. J. Marvin Feigenbaum.  The loss of Mr. Feigenbaum’s services may have a materially adverse effect upon the business or operations of the Company.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRELIMINARY NOTES TO MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             Presently, the Company does not operate or have an equity investment in a business which is a source of revenue from operations.

Three months ended March 31, 2001, compared with three months ended March 31, 2000

             Results of Operations

             The Company reported no operating revenues for the three months ended March 31, 2001, and 2000.

             Total operating costs for the three months ended March 31, 2001, were $162,220 compared to $274,573 for the three months ended March 31, 2000.  The decrease of $112,353 is primarily due to a decrease in selling, general and administrative expenses.

             General and administrative expenses for the three months ended March 31, 2001, were $161,758 compared to $274,093 for the three months ended March 31, 2000.  The decrease of $112,335 is primarily due to a reduction in professional fees; franchise taxes; and travel, printing and insurance expenses.

             Operating loss for the three months ended March 31, 2001, was $162,220 compared to $274,573 for the three months ended March 31, 2000. The decrease of $112,353 is due to a decrease in total operating costs.

             Interest and other income for the three months ended March 31, 2001, was $11,043 compared to $18,406 for the three months ended March 31, 2000.  This decrease of $7,363 is primarily due to a decrease in cash and cash equivalents upon which interest is earned, offset by the receipt of $6,500 for an insurance claim.

             Interest expense for the three months ended March 31, 2001, was $1,804 compared to $2,560 for the three months ended March 31, 2000.

             Net loss for the three months ended March 31, 2001, was $152,981 as compared to $258,727 for the three months ended March 31, 2000.  The decrease in net loss is primarily due to a decrease general and administrative expenses.

             Net loss per share of Common Stock for the three months ended March 31, 2001, was $.22 compared to $.38 for the three months ended March 31, 2000.  The decrease is due to a reduction in net loss.  Weighted average shares were 682,622 for the three months ended March 31, 2001, and 2000.

Liquidity and Capital Resources

             The Company had $402,489 in cash and cash equivalents at March 31, 2001, as compared to $540,839 at December 31, 2000.  The decrease of $138,350 is primarily due to the use of funds to support operating activities.

             Total current assets were $423,775 at March 31, 2001, as compared to $550,231 at December 31, 2000.  The decrease of $126,456 is primarily due to a decrease in cash and cash equivalents.

             Prepaid expenses and other current assets were $21,286 at March 31, 2001, as compared to $9,392 at December 31, 2000.  The increase of $11,894 is primarily due to the renewal of insurance premiums.

             Furniture and equipment, net of accumulated depreciation, was $3,885 at March 31, 2001, compared to $4,347 at December 31, 2000.

             Deposits were $600 at March 31, 2001, compared to $1,500 at December 31, 2000.  The decrease is due to the Company’s relocation of office space.

             Total assets at March 31, 2001, were $428,260 as compared to $556,078 at December 31, 2000.  The decrease of $127,818 is primarily due to a decrease in cash and cash equivalents.

             Total current liabilities at March 31, 2001, were $379,696 as compared to $354,534 at December 31, 2000.  The increase of $25,162 is due to an increase in accounts payable and accrued expenses.

             Plan of Operations and Requirement for Additional Funds

             Presently, the Company does not operate or have an equity investment in a business which is a source of revenue from operations.  There is no assurance that the Company will be able to sustain itself beyond September 30, 2001.  With the exception of the fiscal year ended December 31, 1999, the Reports on the Company’s financial statements contained an explanatory paragraph based upon substantial doubt existing about the Company’s ability to continue as a going concern.

             Through March 31, 2001, the Company generated no cash from operating.  The Company had working capital of approximately $44,000 at March 31, 2001.

             The Company’s remaining cash and cash equivalents at March 31, 2001, and December 31, 2000, were approximately $402,000 and $541,000, respectively.  The Company believes its present cash position is adequate and sufficient for the Company’s current cash needs through September 30, 2001.  There can be no assurance that the Company will be able to identify and obtain a viable business through which it can generate operating revenues within the timeframe inherent in the Company’s cash limitations, beyond its current investment referred to in Note 2.  Additionally, no assurance can be given that such an investment would result in achieving profitability or positive cash flows.  The ability of the Company to obtain additional financing or to achieve an adequate level of revenues is dependent upon future events, the outcome of which is presently not determinable.  While the Company may seek to raise additional funds through debt or equity financing, no assurance may be given that the Company will be able to do so or, if that such financing is available, that same will be on terms acceptable to the Company.

             Effects of Inflation

             The Company does not view the effects of inflation to have a material effect upon its business.

             Historical Losses and Accumulated Deficit of United

             Since inception (February 1, 1982) through March 31, 2001, the Company has incurred an accumulated deficit of approximately $59,675,000.  For the fiscal years ended December 31, 2000, 1999, and the three months ended March 31, 2001, the Company incurred net losses of approximately $989,000, $1,025,600, and $153,000, respectively.  The amount of stockholders’ equity at March 31, 2001, was approximately $48,600.  The amount of its working capital at March 31, 2001, was approximately $44,000. There can be no assurance that the Company will be able to ultimately identify or acquire any new business or the Company will have adequate financial resources with which to consummate potential transactions that may become available to the Company, beyond its current investment as described in Note 2.  Additionally, with the exception of the fiscal year ended December 31, 1999, the Reports on the Company’s financial statements contained an explanatory paragraph based upon substantial doubt existing about the Company’s ability to continue as a going concern.

OTHER RISKS

             Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island

             In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation (“SBLFC”) in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC’s patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of March 31, 2001, was approximately $76,000).  All of the SBLFC loans, including those which are subject to the patent security interest, are further secured by a security interest in the Company’s accounts receivable, inventory and equipment.  Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest.  In March 1998, the terms of these loans were modified to 9.5% interest with principal due on demand.  The aggregate amount of monthly interest payments is approximately $700 per month.  In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party.  Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral.

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

             The Company currently has 2,826 shares of its Series A Convertible Preferred Stock outstanding which is convertible into such number of shares of common stock as shall equal $1,000 divided by a conversion rate equal to the lesser of (i) 75% of the average closing price of the common stock for the 5 days immediately preceding the date of the holder’s notice of conversion or (ii) $1,225.00, subject to certain adjustments.  Since the conversion price of the preferred stock is related to the Nasdaq bid price for the common stock, a conversion price is presently indeterminable; consequently, the Company has suspended the acceptance of future conversions.

             No Dividends and None Anticipated

             United has never declared nor paid a dividend on any shares of its capital stock and the Board of Directors intends to continue this policy for the foreseeable future.

Balance of Page Intentionally Left Blank

PART II.  OTHER INFORMATION

Item 1.               Legal Proceedings

             On July 22, 1998 an arbitration was commenced before the AAA in New York, New York entitled Nu–Tech Bio Med, Inc. and NTBM Billing Services, Inc v. Judith Prussin, Jeffrey Prussin and Prompt Medical Billing, Inc. (Case No. 13 180 00703 98).  The case arose from the purchase by the Company of the respondents’ business, PMBI, in October of 1996.  Subsequent to the purchase, the business lost its principal customer and ceased operations.  In the arbitration, the Company sought from the former owners of PMBI, inter alia, a judgment which constituted the return of the purchase price of PMBI (i.e., the return of approximately $100,000 in cash and the right to certain stock held in escrow pursuant to the Purchase Agreement).  In an Award originally dated April 9, 1999 (and affirmed by the arbitrator on May 27, 1999), the arbitrator denied the relief sought by the Company and refused to grant the relief sought by respondents.  On April 19, 1999, the Company initiated a Special Proceeding in the Supreme Court of the State of New York, County of New York captioned In re the Arbitration of Certain Controversies between Nu–Tech Bio Med, Inc. and NTBM Billing Services, Inc v. Judith Prussin, Jeffrey Prussin and Prompt Medical Billing, Inc. (Index No. 108158/99) to affirm the Award.  The Court granted the Company’s petition to confirm the arbitration award and denied the request of the respondents to vacate, alter or otherwise modify the arbitration award.  As a result of the Court’s decision, the arbitration award stands as is.  Following the decision of the Court, the respondents served a notice of appeal, and the appeal is presently pending.

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

             (b)        Reports on Form 8-K

             During the quarter ended March 31, 2001, there were no reports filed on Form 8-K by the Registrant.

SIGNATURES

             In accordance with requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED DIAGNOSTIC, INC.

Dated:	May 14, 2001	by:	/s/ J. Marvin Feigenbaum
J. Marvin Feigenbaum