Form 10QSB
period 2001-06-30
UNITED DIAGNOSTIC INC
filed 2001-07-26
CIK 716778

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-QSB

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes ☒ No ☐

             As of July 18, 2001, there were issued and outstanding 682,622 shares of common stock of the registrant.

Transitional small business disclosure format

Yes ☐  No        ☒

United Diagnostic, Inc.

Quarterly Report on Form 10-QSB

United Diagnostic, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30 2001	December 31 2000

ASSETS
Current assets:
Cash and cash equivalents	$230,407	$540,839
Prepaid expenses and other current assets	22,073	9,392
Total current assets	252,480	550,231

Furniture and equipment, net	3,422	4,347
Deposits	600	1,500
	$256,502	$556,078

LIABILITIES AND STOCKHOLDERS' EQUITY (CAPITAL DEFICIT)
Current liabilities:
Notes payable	$65,888	$75,888
Accounts payable	170,179	135,968
Accrued expenses	81,279	87,107
Contract payable	55,571	55,571

Total current liabilities	372,917	354,534

Commitments and contingencies

Stockholders' equity (capital deficit):
Series A convertible preferred stock, $.01 par value; 2,000,000 authorized; 2,826 issued and outstanding (liquidation preference of $2,826,000)	28	28
Common stock, $.01 par value; 50,000,000 shares authorized; 682,622 shares issued and outstanding	6,826	6,826
Capital in excess of par value	59,716,870	59,716,870
Accumulated deficit	(59,840,139)	(59,522,180)
Total stockholders' equity (capital deficit)	(116,415)	201,544

	$256,502	$556,078

United Diagnostic, Inc. and Subsidiaries
Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2001	2000	2001	2000
Revenues:
	$-	$-	$-	$-

Operating costs and expenses:
General and administrative	167,247	234,696	329,005	508,789
Depreciation	463	667	925	1,147
Total operating costs	167,710	235,363	329,930	509,936

Operating loss	(167,710)	(235,363)	(329,930)	(509,936)

Other income (expense):
Interest and other income	4,419	12,195	15,462	30,601
Interest expense	(1,688)	(2,585)	(3,492)	(5,145)
Total other income	2,731	9,610	11,970	25,456

Net loss	$(164,979)	$(225,753)	$(317,960)	$(484,480)

Net loss per common share - basic and diluted	$(0.24)	$(0.33)	$(0.47)	$(0.71)

Weighted average shares outstanding	682,622	682,622	682,622	682,622

United Diagnostic, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30
	2001	2000
Operating activities:
Net loss	$(317,960)	$(484,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	925	1,147
Changes in operating assets and liabilities:
Prepaids, other current assets and deposits	(11,781)	29,968
Accounts payable and accrued expenses	28,384	(87,974)
Net cash used in operating activities	(300,432)	(541,339)

Investing activities:
Capital expenditures	-	(4,012)
Investment in Solutions for DME, Inc.	-	(200,000)
Net cash used in investing activities	-	(204,012)

Financing activities:
Repayment of notes payable and lease obligations	(10,000)	(32,081)
Net cash used in financing activities	(10,000)	(32,081)
Net decrease in cash and cash equivalents	(310,432)	(777,432)
Cash and cash equivalents at beginning of period	540,839	1,709,067
Cash and cash equivalents at end of period	$230,407	$931,635

Supplemental disclosure of cash flow information:
Taxes paid	$-	$65,000
Interest paid	3,492	5,145

United Diagnostic, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2001

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

             In the opinion of management of United Diagnostic, Inc., the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2001, and the results of operations and cash flows for the three and six months ended June 30, 2001, and 2000.

             The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Analytical Biosystems Corporation (“ABC”) (inactive since November 3, 1997).  All material intercompany transactions and balances have been eliminated.  Where appropriate, prior year amounts have been reclassified for comparative purposes.

             The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2000.

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

             SDME has suspended its efforts to implement its proposed and intended business for the forseeable future in light of prevailing market conditions.The entire $200,000 investment was recognized as a loss for the year ended December 31, 2000.

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

Three months ended June 30, 2001, compared with three months ended June 30, 2000

             Results of Operations

             The Company reported no operating revenues for the three months ended June 30, 2001, and 2000.

             Total operating costs for the three months ended June 30, 2001, were $167,710 compared to $235,363 for the three months ended June 30, 2000.  The decrease of $67,653 is primarily due to a decrease in general and administrative expenses.

             General and administrative expenses for the three months ended June 30, 2001, were $167,247 compared to $234,696 for the three months ended June 30, 2000.  The decrease of $67,449 is primarily due to a reduction in professional fees; franchise taxes; and rent, travel, printing and insurance expenses.

             Operating loss for the three months ended June 30, 2001, was $167,710 compared to $235,363 for the three months ended June 30, 2000. The decrease of $67,653 is due to a decrease in total operating costs.

             Interest and other income for the three months ended June 30, 2001, was $4,419 compared to $12,195 for the three months ended June 30, 2000.  This decrease of $7,776 is primarily due to a decrease in cash and cash equivalents upon which interest is earned.

             Interest expense for the three months ended June 30, 2001, was $1,688 compared to $2,585 for the three months ended June 30, 2000.

             Net loss for the three months ended June 30, 2001, was $164,979 as compared to $225,753 for the three months ended June 30, 2000.  The decrease in net loss is primarily due to a decrease in general and administrative expenses.

             Net loss per share of Common Stock for the three months ended June 30, 2001, was $.24 compared to $.33 for the three months ended June 30, 2000.  The decrease is due to a reduction in net loss.  Weighted average shares were 682,622 for the three months ended June 30, 2001, and 2000.

Six months ended June 30, 2001, compared with six months ended June 30, 2000

             Results of Operations

             The Company reported no operating revenues for the six months ended June 30, 2001, and 2000.

             Total operating costs for the six months ended June 30, 2001, were $329,930 compared to $509,936 for the six months ended June 30, 2000.  The decrease of $180,006 is primarily due to a decrease in general and administrative expenses.

             General and administrative expenses for the six months ended June 30, 2001, were $329,005 compared to $508,789 for the six months ended June 30, 2000.  The decrease of $179,784 is primarily due to a reduction in professional fees; franchise taxes; and rent, travel, printing and insurance expenses.

             Operating loss for the six months ended June 30, 2001, was $329,930 compared to $509,936 for the six months ended June 30, 2000. The decrease of $180,006 is due to a decrease in total operating costs.

             Interest and other income for the six months ended June 30, 2001, was $15,462 compared to $30,601 for the six months ended June 30, 2000.  This decrease of $15,139 is primarily due to a decrease in cash and cash equivalents upon which interest is earned of approximately $21,000, offset by the receipt of $6,500 for an insurance claim.

             Interest expense for the six months ended June 30, 2001, was $3,492 compared to $5,145 for the six months ended June 30, 2000.

             Net loss for the six months ended June 30, 2001, was $317,960 as compared to $484,480 for the six months ended June 30, 2000.  The decrease in net loss is primarily due to a decrease in general and administrative expenses.

             Net loss per share of Common Stock for the six months ended June 30, 2001, was $.47 compared to $.71 for the six months ended June 30, 2000.  The decrease is due to a reduction in net loss.  Weighted average shares were 682,622 for the six months ended June 30, 2001, and 2000.

Liquidity and Capital Resources

             The Company had $230,407 in cash and cash equivalents at June 30, 2001, as compared to $540,839 at December 31, 2000.  The decrease of $310,432 is primarily due to the use of funds to support operating activities.

             Total current assets were $252,480 at June 30, 2001, as compared to $550,231 at December 31, 2000.  The decrease of $297,751 is primarily due to a decrease in cash and cash equivalents.

             Prepaid expenses and other current assets were $22,073 at June 30, 2001, as compared to $9,392 at December 31, 2000.  The increase of $12,681is primarily due to the renewal of insurance premiums.

             Furniture and equipment, net of accumulated depreciation, was $3,422 at June 30, 2001, compared to $4,347 at December 31, 2000.

             Deposits were $600 at June 30, 2001, compared to $1,500 at December 31, 2000.  The decrease is due to the Company’s relocation of office space.

             Total assets at June 30, 2001, were $256,502 as compared to $556,078 at December 31, 2000.  The decrease of $299,576 is primarily due to a decrease in cash and cash equivalents.

             Total current liabilities at June 30, 2001, were $372,917 as compared to $354,534 at December 31, 2000.  The increase of $18,383 is due to an increase in accounts payable and accrued expenses of approximately $28,000, offset by a payment on note payables of $10,000.

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

             Through June 30, 2001, the Company generated no cash from operating activities.  The Company had a working capital deficiency of approximately $120,000 at June 30, 2001.

             The Company’s remaining cash and cash equivalents at June 30, 2001, and December 31, 2000, were approximately $230,000 and $541,000, respectively.  The Company believes its present cash position is adequate and sufficient for the Company’s current cash needs through September 30, 2001.  There can be no assurance that the Company will be able to identify and obtain a viable business through which it can generate operating revenues within the timeframe inherent in the Company’s cash limitations, beyond its current investment referred to in Note 2.  Additionally, no assurance can be given that such an investment would result in achieving profitability or positive cash flows.  The ability of the Company to obtain additional financing or to achieve an adequate level of revenues is dependent upon future events, the outcome of which is presently not determinable.  While the Company may seek to raise additional funds through debt or equity financing, no assurance may be given that the Company will be able to do so or, if that such financing is available, that same will be on terms acceptable to the Company.

             Effects of Inflation

             The Company does not view the effects of inflation to have a material effect upon its business.

             Historical Losses and Accumulated Deficit of the Company

             Since inception (February 1, 1982) through June 30, 2001, the Company has incurred an accumulated deficit of approximately $59,840,000.  For the fiscal years ended December 31, 2000, 1999, and the six months ended June 30, 2001, the Company incurred net losses of approximately $989,000, $1,025,600, and $318,000, respectively.  The amount of stockholders’ capital deficit at June 30, 2001, was approximately $116,000.  There can be no assurance that the Company will be able to ultimately identify or acquire any new business or the Company will have adequate financial resources with which to consummate potential transactions that may become available to the Company, beyond its current investment as described in Note 2.  Additionally, with the exception of the fiscal year ended December 31, 1999, the Reports on the Company’s financial statements contained an explanatory paragraph based upon substantial doubt existing about the Company’s ability to continue as a going concern.

OTHER RISKS

             Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island

             In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation (“SBLFC”) in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC’s patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of June 30, 2001, was approximately $66,000).  All of the SBLFC loans, including those which are subject to the patent security interest, are further secured by a security interest in the Company’s accounts receivable, inventory and equipment.  Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest.  In March 1998, the terms of these loans were modified to 9.5% interest with principal due on demand.  The aggregate amount of monthly interest payments is approximately $600 per month.  In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party.  Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral.

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

Balance of Page Intentionally Left Blank

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

             On July 22, 1998 an arbitration was commenced before the AAA in New York, New York entitled Nu–Tech Bio Med, Inc. and NTBM Billing Services, Inc v. Judith Prussin, Jeffrey Prussin and Prompt Medical Billing, Inc. (Case No. 13 180 00703 98).  The case arose from the purchase by the Company of the respondents’ business, PMBI, in October of 1996.  Subsequent to the purchase, the business lost its principal customer and ceased operations.  In the arbitration, the Company sought from the former owners of PMBI, inter alia, a judgment which constituted the return of the purchase price of PMBI (i.e., the return of approximately $100,000 in cash and the right to certain stock held in escrow pursuant to the Purchase Agreement).  In an Award originally dated April 9, 1999 (and affirmed by the arbitrator on May 27, 1999), the arbitrator denied the relief sought by the Company and refused to grant the relief sought by respondents.  On April 19, 1999, the Company initiated a Special Proceeding in the Supreme Court of the State of New York, County of New York captioned In re the Arbitration of Certain Controversies between Nu–Tech Bio Med, Inc. and NTBM Billing Services, Inc v. Judith Prussin, Jeffrey Prussin and Prompt Medical Billing, Inc. (Index No. 108158/99) to affirm the Award.  The Court granted the Company’s petition to confirm the arbitration award and denied the request of the respondents to vacate, alter or otherwise modify the arbitration award.  As a result of the Court’s decision, the arbitration award stands as is.  Following the decision of the Court, the respondents served a notice of appeal.  The appeal was never timely effected and the lower court’s decision now stands as a final decision.

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

             During the quarter ended June 30, 2001, there were no reports filed on Form 8-K by the Registrant.

SIGNATURES

             In accordance with requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED DIAGNOSTIC, INC.

Dated:	July 24, 2001	by:	/s/ J. Marvin Feigenbaum J. Marvin Feigenbaum