Form 10QSB
period 2001-09-30
UNITED DIAGNOSTIC INC
filed 2003-02-04
CIK 716778

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

    /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

                                       OR

   / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

       For the transition period from ________________ to ________________

                           Commission File No. 0-11772

                             UNITED DIAGNOSTIC, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                 25-1411971
            --------                                 ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation of organization)


823 Main Street, Hope Valley, Rhode Island                02832
------------------------------------------                -----
 (Address of principal executive offices)              (Zip Code)

         Issuer's telephone number, including area code: (401) 539-0180

               238 Robinson Street, Wakefield, Rhode Island 02879
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

         Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes                    No
   -----                 -----

         As of February 4, 2003, there were issued and outstanding 682,622 shares of common stock of the registrant.

                  Transitional small business disclosure format

                                 Yes        No  X
                                    -----     -----

                             United Diagnostic, Inc.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                          PAGE

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                               3

         Consolidated Balance Sheets as of September 30, 2001, and
         December 31, 2000                                                  3

         Consolidated Statements of Operations for the three and nine
         months ended September 30, 2001, and 2000                          4

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2001, and 2000                                 5

         Notes to Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         11

Item 3.  Controls and Procedures                                           16

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 16

Item 2.  Changes in Securities                                             16

Item 3.  Defaults Upon Senior Securities                                   16

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 5.  Other Information                                                 18

Item 6.  Exhibits and Reports on Form 8-K                                  19

SIGNATURES                                                                 20

EXHIBIT INDEX                                                              21

CERTIFICATIONS                                                             22

                    United Diagnostic, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                    SEPTEMBER 30           December 31
                                                                        2001                  2000
                                                                     (UNAUDITED)
                                                                 --------------------  --------------------
ASSETS
Current assets:
      Cash and cash equivalents                                            $ 103,077             $ 540,839
      Prepaid expenses and other current assets                               15,594                 9,392
                                                                 --------------------  --------------------
Total current assets                                                         118,671               550,231

Furniture and equipment, net                                                   2,959                 4,347
Deposits                                                                         601                 1,500
                                                                 --------------------  --------------------
                                                                           $ 122,231             $ 556,078
                                                                 ====================  ====================

LIABILITIES AND (CAPITAL DEFICIENCY)
          STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable                                                         $ 65,888              $ 75,888
      Accounts payable                                                       205,079               135,968
      Accrued expenses                                                        64,366                87,107
      Due to officers                                                          5,564                     -
      Contract payable                                                        55,571                55,571
                                                                 --------------------  --------------------

          Total current liabilities                                          396,468               354,534
                                                                 --------------------  --------------------

Contingencies

 (Capital deficiency) stockholders' equity:
      Series A convertible preferred stock, $.01 par value;
          2,000,000 authorized; 2,826 issued and outstanding
          (liquidation preference of $2,826,000) at
          September 30, 2001 and December 31, 2000 respectively                   28                    28
      Common stock, $.01 par value; 50,000,000 shares
          authorized; 682,622 shares issued and outstanding at
          September 30, 2001 and December 31, 2000 respectively                6,826                 6,826
      Capital in excess of par value                                      59,716,870            59,716,870
      Accumulated deficit                                                (59,997,961)          (59,522,180)
                                                                 --------------------  --------------------

Total (capital deficiency) stockholders' equity                             (274,237)              201,544
                                                                 --------------------  --------------------

                                                                           $ 122,231             $ 556,078
                                                                 ====================  ====================



See notes to consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                   (Unaudited)


                                                   FOR THE THREE MONTHS ENDED                      FOR THE NINE MONTHS ENDED
                                              SEPTEMBER 30             September 30          SEPTEMBER 30           September 30
                                                  2001                     2000                  2001                   2000
                                              ----------------------------------------------------------------------------------
Revenues:
                                                        $ -                     $ -                   $ -                   $ -
                                              ----------------------------------------------------------------------------------

Operating costs and expenses:
    General and administrative                      158,059                 174,866               487,064               683,655
    Depreciation                                        463                     681                 1,388                 1,828
                                              ----------------------------------------------------------------------------------
Total operating costs and expenses                  158,522                 175,547               488,452               685,483
                                              ----------------------------------------------------------------------------------

Operating loss                                     (158,522)               (175,547)             (488,452)             (685,483)
                                              ----------------------------------------------------------------------------------

Other income (expense):
    Equity loss in investment                             -                  (3,899)                    -                (3,899)
    Interest and other income                         1,216                  12,316                16,678                42,917
    Interest expense                                   (516)                 (2,406)               (4,008)               (7,551)
                                              ----------------------------------------------------------------------------------
Total other income                                      700                   6,011                12,670                31,467
                                              ----------------------------------------------------------------------------------

Net loss                                         $ (157,822)             $ (169,536)           $ (475,782)           $ (654,016)
                                              ==================================================================================

Net loss per common share - basic and diluted       $ (0.23)                $ (0.25)              $ (0.70)              $ (0.96)
                                              ==================================================================================

Weighted average shares outstanding                 682,622                 682,622               682,622               682,622
                                              ==================================================================================




See notes to the consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                                             2001                  2000
                                                      --------------------------------------
Operating activities:
Net loss                                                 $  (475,782)         $  (654,016)
Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                             1,388                1,828
      Equity loss in subsidiary                                 --                  3,899
      Changes in operating assets and liabilities:
        Prepaids, other current assets and deposits           (5,303)              49,032
        Accounts payable and accrued expenses                 46,370             (172,635)
        Compensation and fees to officers                      5,564                7,500
                                                      ---------------------------------------
Net cash used in operating activities                       (427,762)            (764,392)
                                                      ---------------------------------------

INVESTING ACTIVITIES:
Capital expenditures                                               -               (4,012)
Investment in Solutions for DME, Inc.                              -             (200,000)
                                                      ---------------------------------------

Net cash used in investing activities                              -             (204,012)
                                                      ---------------------------------------

FINANCING ACTIVITIES:
Repayment of notes payable and lease obligations             (10,000)             (52,774)
                                                      ---------------------------------------
Net cash used in financing activities                        (10,000)             (52,774)
                                                      ---------------------------------------
Net decrease in cash and cash equivalents                   (437,762)          (1,021,178)
Cash and cash equivalents at beginning of period             540,839            1,709,067
                                                      ---------------------------------------
Cash and cash equivalents at end of period               $   103,077          $   687,889
                                                      =======================================

Supplemental disclosure of cash flow information:
    Taxes paid                                           $         -          $    65,000
    Interest paid                                              4,008                7,551



See notes to the consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the nine months ended September 30, 2001

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

         In the opinion of management of United Diagnostic, Inc., the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2001, and the results of operations and cash flows for the three and nine months ended September 30, 2001, and 2000.

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Analytical Biosystems Corporation ("ABC") (inactive since November 3, 1997) and Prompt Medical Billing, Inc. All material intercompany transactions and balances have been eliminated. Where appropriate, prior year amounts have been reclassified for comparative purposes.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

         Presently, the Company does not operate or have an equity investment in a business which is a source of revenue from operations. No assurance can be given that the Company will be able to identify attractive acquisition opportunities, obtain financing for acquisitions on satisfactory terms or successfully acquire, integrate and operate identified acquisition targets. With the exception of the fiscal year ended December 31, 1999, since 1981 the Reports on the Company's financial statements have contained an explanatory paragraph disclosing that substantial doubt existed about the Company's ability to continue as a going concern.

2.       Investment in Solutions for DME, Inc.

         The Company, in May 2000, made a $200,000 investment for a 7.5% common stock interest in Solutions for DME, Inc. ("SDME"), a newly formed company, controlled by Mr. J. Marvin Feigenbaum (Chairman, President, Chief Executive Officer, Chief Financial Officer and stockholder of the Company). Such investment was pursuant to an affirmative vote (with Mr. Feigenbaum abstaining) by the Board of Directors at a meeting held April 17, 2000.

         SDME has suspended its efforts to implement its proposed and intended business for the foreseeable future in light of prevailing market conditions. The entire $200,000 investment was recognized as a loss during the year ended December 31, 2000.

3.       Conversion of Series A Convertible Preferred Stock

         Pursuant to a Proxy Statement dated August 22, 2001, the Company sought stockholder approval of three proposals at a special meeting of stockholders held on September 25, 2001, (the "Special Meeting").

         Proposal No. 1 sought the amendment of the Certificate of Incorporation of the Company to amend the Company's Amended Certificate of Designations, Preferences and Rights and 0Number of Shares of Series A Convertible Preferred Stock filed on October 26, 1996, (the "Certificate of Designation") to: (i) change and amend the conversion terms of such Series A Convertible Preferred Shares, and (ii) convert all 2,826 issued and outstanding Series A Convertible Preferred Shares into 4,281,818 shares of common stock, $.01 par value, of the Company, at a conversion rate of $.66 per share. Management did not negotiate the rate at which the Series A Convertible Preferred Stock would convert into common stock as a result of the adoption of Proposal No. 1 and did not take a position as to the merits or advisability of Proposal No. 1. The affirmative approval of a separate majority of the outstanding shares of common stock and a separate majority of the outstanding shares of Series A Convertible Preferred Stock was required to approve Proposal No. 1.

         Following the Special Meeting, believing that it had obtained the requisite vote from its stockholders to approve Proposal No. 1, the Company filed a certificate of amendment with the State of Delaware which amended the Company's Certificate of Incorporation by amending the conversion terms of and converting all 2,826 outstanding shares of the Company's Series A Convertible Preferred Shares into an aggregate of 4,281,818 shares of the Company's common stock.

         Subsequent to the filing of the certificate of amendment and during the preparation of certain delinquent periodic reports to be filed with the Securities and Exchange Commission, including this report, the Company determined that it had not, in fact, obtained a sufficient number of votes from stockholders necessary to approve Proposal No. 1. As a result, the Company is taking steps to correct the certificate of amendment which was inadvertently filed. Consequently, as of February 4, 2003, the Company considers the 2,826 Series A Convertible Preferred Shares that were issued and outstanding prior to the Special Meeting to be outstanding, entitling the holders of such shares to the rights, privileges and preferences accorded such shares in the Certificate of Designation. As of February 4, 2003, there were 682,622 shares of common stock outstanding.

         Proposal No. 2 sought to approve a Stock Option Grant Agreement for J. Marvin Feigenbaum. This agreement would have granted Mr. Feigenbaum 500,000 options exercisable at $.66 per share. Of these options, 250,000 would have become vested upon the adoption of Proposal No. 2 and the balance would have vested equally on July 31, 2002, and 2003; provided, however, that in the event of a change of control event following the special meeting, all unvested options would have accelerated and immediately vested. Among other matters, the options if granted were to expire seven (7) years from the date of first exercisability. The affirmative approval by a majority of the outstanding shares of common stock was required to approve Proposal No. 2. Management made no recommendation to vote for or against Proposal No. 2. Proposal No. 2 was adopted (see table below) and approved. Although Proposal No. 2 was approved by the Company's stockholders, the options granted to Mr. Feigenbaum were never issued, and on September 26, 2001, Mr. Feigenbaum relinquished any and all rights to the options granted.

         Proposal No. 3 provided for the election of the Company's directors. The following directors were put forth as nominees:

         Name                       Director Class
         ----                       --------------
Robert B. Fagenson          Class 1 - to serve until the 2002 annual meeting
David A. Sterling           Class 2 - to serve until the 2003 annual meeting
J. Marvin Feigenbaum        Class 3 - to serve until the 2004 annual meeting

         The affirmative vote of a plurality of the outstanding common stock entitled to vote for Directors at the special meeting was required to elect the Directors. All proxies timely received were voted for the election as Directors of the nominees specified if no direction to the contrary was given. Proposal No. 3 was adopted (see table below).


                              For        Against      Abstain
                          --------------------------------------
Proposal No. 1(1)             150,347         7,599         971
Proposal No. 2                149,134         7,971       1,812
Proposal No. 3                337,660 - represents a plurality


         (1) 341,312 votes were required to approve Proposal No. 1

4.       Subsequent Events

         a.       Issuance of Common Stock Shares

         On October 25, 2002, the Board of Directors of the Company approved the conversion of certain debts owed by the Company as of this date to Mr. J. Marvin Feigenbaum and David Sterling into shares of the Company's common stock. Mr. Feigenbaum and Mr. Sterling constitute the Board of Directors of the Company, and Mr. Feigenbaum also is the Company's Chairman, President, Chief Executive Officer and Chief Financial Officer.

         In furtherance of the Board's action, the Company expects to convert an aggregate of $63,185 of loan repayments and other obligations owed by the Company, as of October 25, 2002, to Mr. J. Marvin Feigenbaum into 6,318,500 shares of the Company's common stock at an estimated fair value of $0.01 per share, which is also the par value of the common stock. Such shares of common stock will be issued in full payment and satisfaction of the $63,185 owed by the Company to Mr. Feigenbaum, which consists of: (i) a $15,000 demand loan made by Mr. Feigenbaum to the Company on October 17, 2002, to assist the Company in paying certain of its expenses; (ii) $28,185, representing accrued but unpaid reimbursement of medical, life and other insurance premiums and other expenses which the Company was obligated to pay on Mr. Feigenbaum's behalf under the terms of his employment agreement with the Company, which expired in April 2002; and (iii) $20,000 of an aggregate of $280,000, representing accrued but unpaid salary owed to Mr. Feigenbaum under the terms of his employment agreement with the Company. The remaining $260,000 of accrued salary owed by the Company to Mr. Feigenbaum will remain an unpaid obligation of the Company.

         In addition, the Company expects to convert an aggregate of $17,000 of loan repayments and other obligations owed by the Company to David Sterling into 1,700,000 shares of the Company's common stock at an estimated fair value of $0.01 per share, which is also par value of the common stock. Such shares of common stock will be issued in full payment and satisfaction of the $17,000 owed by the Company to Mr. Sterling, which consists of: (i) a $5,000 demand loan made by Mr. Sterling to the Company on August 22, 2002, to assist the Company in paying certain of its expenses; and (ii) $12,000, representing accrued but unpaid fees owed to Mr. Sterling relating to his service to the Company as a member of the Board of Directors. As part of this transaction, upon the issuance of the shares, Mr. Sterling will waive his right to receive any future fees for his service to the Company as a director until such time as the Company completes a private placement of securities in which the Company receives net proceeds of not less than $2,000,000.

         b.       Expiration of Employment Agreement

         On April 30, 2002, Mr. J. Marvin Feigenbaum's employment agreement expired by its terms and was not renewed. However, Mr. Feigenbaum remains the Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company on an at-will employment basis. Effective May 1, 2002, pursuant to the terms of the employment agreement, the Company accrued a severance payment of $208,000. As of the date of the filing of this report, this severance payment had not been paid.

         c.       Director Resignation

         Mr. Robert Fagenson submitted his resignation as Director of the Company effective December 1, 2001, due to personal commitments.

5.       Contingencies

         During 2001, an action was instituted in the Superior Court of the State of California, County of Los Angeles, Case No. BC 255622, by Richard M. Brooks ("Brooks") against Oaktree Capital Management LLC ("Oaktree") and Nu-Tech Bio-Med, Inc. (now known as United Diagnostic, Inc.). Brooks was the Chief Financial Officer of Physicians Clinical Laboratory, Inc. ("PCL"). This action arises out of the Company's acquisition of a majority interest in PCL, PCL's Chapter 11 bankruptcy proceedings and subsequent sale of certain shares of the common stock of PCL by the Company to Oaktree in prior years. The plaintiff seeks to assert liability against the defendants for approximately $3.5 million with respect to an administrative claim which Brooks claims to have had against PCL and which he could not collect on because the proceeds of the May 1999 sale of PCL's assets allegedly went to Oaktree and Nu-Tech Bio-Med, Inc. A Demurrer was filed by the defendants, which was granted by the Court with leave to replead and, upon plaintiff filing a First Amended Complaint, the Demurrer to that complaint was also sustained. The plaintiff has taken an appeal from the lower court's action and if the plaintiff were to be successful on such appeal, the litigation could then proceed in the lower court. Due to the fact that the Company had no assets or means available to it to retain or pay counsel, the Company determined not to take any active role in the appeal, but rather rely on the positions taken by Oaktree, its co-defendant. Oral argument has been scheduled by the court for February 21, 2003. In the event, the court reverses the decision, sustaining the Demurrer, the case will then proceed in the lower court. The ultimate outcome of this litigation cannot be presently determined.

Safe Harbor Statement

         Certain statements in this Form 10-QSB, including information set forth under Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" constitute or may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements included in this Form 10-QSB or hereafter included in other publicly available documents filed with the Securities and Exchange Commission, reports to the Company's stockholders and other publicly available statements issued or released by the Company involve known and unknown risks, uncertainties, and other factors, including, but not limited to, the ability of the Company to identify and acquire a viable operating business and all of the risks (known and unknown) relating to any such acquired business; and the ability of the Company to obtain additional funds from either the sale of equity securities or from loans on commercially reasonable terms satisfactory to the Company. These and other risks could cause the Company's actual results, performance (financial or operating) or achievements to differ from the anticipated future results, performance (financial or operating) achievements expressed or implied by such forward-looking statements. Such anticipated future results are based upon management's best estimates based upon current conditions and the most recent results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Presently, the Company does not operate or have an equity investment in a business which is a source of revenue from operations.

Three months ended September 30, 2001, compared with three months ended September 30, 2000

         Results of Operations

         The Company reported no operating revenues for the three months ended September 30, 2001, and 2000.

         Total operating costs and expenses for the three months ended September 30, 2001, were $158,522 compared to $175,547 for the three months ended September 30, 2000. The decrease of $17,025 is primarily due to a decrease in general and administrative expenses.

         General and administrative expenses for the three months ended September 30, 2001, were $158,059 compared to $174,866 for the three months ended September 30, 2000. The decrease of $16,807 is primarily due to a reduction in professional fees; franchise taxes; and travel and insurance expenses, offset by an increase in proxy expenses.

         Operating loss for the three months ended September 30, 2001, was $158,522 compared to $175,547 for the three months ended September 30, 2000. The decrease of $17,025 is due to a decrease in total operating costs and expenses.

         Interest and other income for the three months ended September 30, 2001, was $1,216 compared to $12,316 for the three months ended September 30, 2000. This decrease of $11,100 is primarily due to a decrease in cash and cash equivalents upon which interest is earned.

         Interest expense for the three months ended September 30, 2001, was $516 compared to $2,406 for the three months ended September 30, 2000.

         Net loss for the three months ended September 30, 2001, was $157,822 as compared to $169,536 for the three months ended September 30, 2000. The decrease of $11,714 in net loss is primarily due to a decrease in general and administrative expenses.

         Net loss per share of Common Stock for the three months ended September 30, 2001, was $.23 compared to $.25 for the three months ended September 30, 2000. The decrease is due to a reduction in net loss. Weighted average shares were 682,622 for the three months ended September 30, 2001, and 2000.

Nine months ended September 30, 2001, compared with nine months ended September 30, 2000

         Results of Operations

         The Company reported no operating revenues for the nine months ended September 30, 2001, and 2000.

         Total operating costs and expenses for the nine months ended September 30, 2001, were $488,452 compared to $685,483 for the nine months ended September 30, 2000. The decrease of $197,031 is primarily due to a decrease in general and administrative expenses.

         General and administrative expenses for the nine months ended September 30, 2001, were $487,064 compared to $683,655 for the nine months ended September 30, 2000. The decrease of $196,591 is primarily due to a reduction in professional fees; franchise taxes; and rent, travel, printing and insurance expenses, offset by an increase in proxy expenses.

         Operating loss for the nine months ended September 30, 2001, was $488,452 compared to $685,483 for the nine months ended September 30, 2000. The decrease of $197,031 is due to a decrease in total operating costs and expenses.

         Interest and other income for the nine months ended September 30, 2001, was $16,678 compared to $42,917 for the nine months ended September 30, 2000. This decrease of $26,239 is primarily due to a decrease in cash and cash equivalents upon which interest is earned of approximately $32,700, offset by the receipt of $6,500 for an insurance claim.

         Interest expense for the nine months ended September 30, 2001, was $4,008 compared to $7,551 for the nine months ended September 30, 2000.

         Net loss for the nine months ended September 30, 2001, was $475,782 as compared to $654,016 for the nine months ended September 30, 2000. The decrease of $178,234 in net loss is primarily due to a decrease in general and administrative expenses offset by a reduction in interest income.

         Net loss per share of Common Stock for the nine months ended September 30, 2001, was $.70 compared to $.96 for the nine months ended September 30, 2000. The decrease is due to a reduction in net loss. Weighted average shares were 682,622 for the nine months ended September 30, 2001, and 2000.

Liquidity and Capital Resources

         The Company had $103,077 in cash and cash equivalents at September 30, 2001, as compared to $540,839 at December 31, 2000. The decrease of $437,762 is primarily due to the use of funds to support operating activities.

         Total current assets were $118,671 at September 30, 2001, as compared to $550,231 at December 31, 2000. The decrease of $431,560 is primarily due to a decrease in cash and cash equivalents as a result of the use of funds to support operating activities.

         Prepaid expenses and other current assets were $15,594 at September 30, 2001, as compared to $9,392 at December 31, 2000. The increase of $6,202 is primarily due to the renewal of certain insurance policies.

         Furniture and equipment, net of accumulated depreciation, was $2,959 at September 30, 2001, compared to $4,347 at December 31, 2000.

         Deposits were $601 at September 30, 2001, compared to $1,500 at December 31, 2000. The decrease is due to the Company's relocation of office space and the use of its rental deposit to pay the last month of rent in its prior location.

         Total assets at September 30, 2001, were $122,231 as compared to $556,078 at December 31, 2000. The decrease of $433,847 is primarily due to a decrease in cash and cash equivalents.

         Total current liabilities at September 30, 2001, were $396,468 as compared to $354,534 at December 31, 2000. The increase of $41,934 is due to increases in accounts payable of $69,111 and amounts due to officers of $5,564, offset by decreases in accrued expenses of approximately $22,741 and notes payable of $10,000.

         Amounts due to officers represent certain debts owed by the Company to its officers and directors to be converted into shares of the Company's common stock (see Issuance of Common Shares).

         Issuance of Common Shares

         On October 25, 2002, the Board of Directors of the Company approved the conversion of certain debts owed by the Company as of this date to Mr. J. Marvin Feigenbaum and David Sterling into shares of the Company's common stock. Mr. Feigenbaum and Mr. Sterling constitute the Board of Directors of the Company, and Mr. Feigenbaum also is the Company's Chairman, President, Chief Executive Officer and Chief Financial Officer.

         In furtherance of the Board's action, the Company expects to convert an aggregate of $63,185 of loan repayments and other obligations owed by the Company, as of October 25, 2002, to Mr. J. Marvin Feigenbaum into 6,318,500 shares of the Company's common stock at an estimated fair value of $0.01 per share, which is also par value for the common stock. Such shares of common stock will be issued in full payment and satisfaction of the $63,185 owed by the Company to Mr. Feigenbaum, which consists of: (i) a $15,000 demand loan made by Mr. Feigenbaum to the Company on October 17, 2002, to assist the Company in paying certain of its expenses; (ii) $28,185, representing accrued but unpaid reimbursement of medical, life and other insurance premiums and other expenses which the Company was obligated to pay on Mr. Feigenbaum's behalf under the terms of his employment agreement with the Company, which expired in April 2002; and (iii) $20,000 of an aggregate of $280,000, representing accrued but unpaid salary owed to Mr. Feigenbaum under the terms of his employment agreement with the Company. The remaining $260,000 of accrued salary owed by the Company to Mr. Feigenbaum will remain an unpaid obligation of the Company.

         In addition, the Company expects to convert an aggregate of $17,000 of loan repayments and other obligations owed by the Company to David Sterling into 1,700,000 shares of the Company's common stock at an estimated fair value of $0.01 per share, which is also par value for the Common Stock. Such shares of common stock will be issued in full payment and satisfaction of the $17,000 owed by the Company to Mr. Sterling, which consists of: (i) a $5,000 demand loan made by Mr. Sterling to the Company on August 22, 2002, to assist the Company in paying certain of its expenses; and (ii) $12,000, representing accrued but unpaid fees owed to Mr. Sterling relating to his service to the Company as a member of the Board of Directors. As part of this transaction, upon the issuance of the shares, Mr. Sterling will waive his right to receive any future fees for his service to the Company as a director until such time as the Company completes a private placement of securities in which the Company receives net proceeds of not less than $2,000,000.

         Plan of Operations and Requirement for Additional Funds

         Presently, the Company does not operate or have an equity investment in a business which is a source of revenue from operations. There is no assurance that the Company will be able to sustain itself beyond January 2002. With the exception of the fiscal year ended December 31, 1999, since 1981 the Reports on the Company's financial statements have contained an explanatory paragraph disclosing that substantial doubt existed about the Company's ability to continue as a going concern.

         Through September 30, 2001, the Company generated no cash from operating activities. The Company had a working capital deficiency of approximately $278,000 at September 30, 2001.

         The Company's remaining cash and cash equivalents at September 30, 2001, and December 31, 2000, were approximately $103,000 and $541,000, respectively. The Company believes its present cash position is adequate and sufficient for the Company's current cash needs through January 2002. There can be no assurance that the Company will be able to identify and obtain a viable business through which it can generate operating revenues within the timeframe inherent in the Company's cash limitations, beyond its current investment referred to in Note 2. Additionally, no assurance can be given that such an investment would result in achieving profitability or positive cash flows. The ability of the Company to obtain additional financing or to achieve an adequate level of revenues is dependent upon future events, the outcome of which is presently not determinable. While the Company may seek to raise additional funds through debt or equity financing, no assurance may be given that the Company will be able to do so or, if that such financing is available, that same will be on terms acceptable to the Company.

         Effects of Inflation

         The Company does not view the effects of inflation to have a material effect upon its business.

         Historical Losses and Stockholders' Capital Deficiency

         Since inception (February 1, 1982) through September 30, 2001, the Company has incurred an accumulated deficit of approximately $59,998,000. For the fiscal years ended December 31, 2000 and 1999, and the nine months ended September 30, 2001, the Company incurred net losses of approximately $989,000, $1,026,000, and $476,000, respectively. The amount of stockholders' capital deficiency at September 30, 2001, was approximately $274,000. There can be no assurance that the Company will be able to ultimately identify or acquire any new business or the Company will have adequate financial resources with which to consummate potential transactions that may become available to the Company, beyond its current investment as described in Note 2 to the accompanying financial statements. Additionally, with the exception of the fiscal year ended December 31, 1999, since 1981 the Reports on the Company's financial statements have contained an explanatory paragraph disclosing that substantial doubt existed about the Company's ability to continue as a going concern.

         Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island

         In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of September 30, 2001, was approximately $66,000). All of the SBLFC loans, including those which were subject to the patent security interest, were further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In June 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $600 per month. The Company is not in compliance with certain terms of these loans. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral as security for new loans.

Item 3.           Controls and Procedures

Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the date of the evaluation conducted by our Chief Executive Officer and Chief Financial Officer.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         During 2001, an action was instituted in the Superior Court of the State of California, County of Los Angeles, Case No. BC 255622, by Richard M. Brooks ("Brooks") against Oaktree Capital Management LLC ("Oaktree") and Nu-Tech Bio-Med, Inc. (now known as United Diagnostic, Inc.). Brooks was the Chief Financial Officer of Physicians Clinical Laboratory, Inc. ("PCL"). This action arises out of the Company's acquisition of a majority interest in PCL, PCL's Chapter 11 bankruptcy proceedings and subsequent sale of certain shares of the common stock of PCL by the Company to Oaktree in prior years. The plaintiff seeks to assert liability against the defendants for approximately $3.5 million with respect to an administrative claim which Brooks claims to have had against PCL and which he could not collect on because the proceeds of the May 1999 sale of PCL's assets allegedly went to Oaktree and Nu-Tech Bio-Med, Inc. A Demurrer was filed by the defendants, which was granted by the Court with leave to replead and, upon plaintiff filing a First Amended Complaint, the Demurrer to that complaint was also sustained. The plaintiff has taken an appeal from the lower court's action and if the plaintiff were to be successful on such appeal, the litigation could then proceed in the lower court. Due to the fact that the Company had no assets or means available to it to retain or pay counsel, the Company determined not to take any active role in the appeal, but rather rely on the positions taken by Oaktree, its co-defendant. Oral argument has been scheduled by the court for February 21, 2003. In the event, the court reverses the decision, sustaining the Demurrer, the case will then proceed in the lower court. The ultimate outcome of this litigation cannot be presently determined.


Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Company held a Special Meeting of Stockholders on September 25, 2001 (the "Special Meeting"). At the Special Meeting, holders of shares of common stock and Series A Convertible Preferred Shares (the "Series A Preferred Shares") were entitled to cast votes. Of the 682,622 shares of common stock entitled to vote at the Special Meeting, 343,748 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 50.36% of the Company's outstanding shares of common stock. Of the 2,826 Series A Preferred Shares entitled to vote at the Special Meeting, 1,878 Series A Preferred Shares were present in person or by proxy and entitled to vote. Such number of shares represented approximately 66.45% of the Company's outstanding Series A Preferred Shares.

         At the Special Meeting, the Company's stockholders were asked to approve the following proposals:

o to amend the Company's Certificate of Incorporation to change the Amended Certificate of Designations, Preferences and Rights and Number of Shares of Series A Convertible Preferred Stock, which was filed on October 26, 1996 (the "Certificate of Designation"), to amend the conversion terms of the Series A Preferred Shares and to convert all 2,826 issued and outstanding Series A Preferred Shares into an aggregate of 4,281,818 shares of the Company's common stock at a conversion rate of $.66 per share (such proposal, "Proposal No. 1");

o to ratify a seven year stock option grant to J. Marvin Feigenbaum, the Company's Chairman, President, Chief Executive Officer and Chief Financial Officer, in the amount of 500,000 options, exercisable at $0.66 per share, of which options to purchase 250,000 would immediately vest with the balance vesting in equal proportions on July 31, 2002, and 2003 ("Proposal No. 2"); and

o to elect: (i) Robert B. Fagenson as a Class 1 Director to serve until the 2002 annual meeting of stockholders; (ii) David A. Sterling as a Class 2 Director to serve until the 2003 annual meeting of stockholders; and (iii) J. Marvin Feigenbaum as a Class 3 Director to serve until the 2004 annual meeting of stockholders ("Proposal No. 3").

         The affirmative vote of a separate majority of each of the outstanding shares of common stock and Series A Preferred Shares was required to approve Proposal No. 1. The affirmative vote by a majority of the outstanding shares of common stock was required to approve Proposal No. 2. The affirmative vote of a plurality of the outstanding shares of common stock entitled to vote for the election of directors at the Special Meeting was required to elect directors under Proposal No. 3.

         Following the Special Meeting, believing that it had obtained the requisite vote from its stockholders to approve Proposal No. 1, the Company filed a certificate of amendment with the State of Delaware which amended the Company's Certificate of Incorporation by amending the conversion terms of and converting all 2,826 outstanding Series A Preferred Shares into an aggregate of 4,281,818 shares of the Company's common stock.

         Subsequent to the filing of the certificate of amendment and during the preparation of certain delinquent periodic reports to be filed with the Securities and Exchange Commission, the Company determined that it had not, in fact, obtained a sufficient number of votes from stockholders necessary to approve Proposal No. 1. As a result, the Company is taking steps to correct the certificate of amendment which was inadvertently filed. Consequently, as of February 4, 2003, the Company considers the 2,826 Series A Preferred Shares that were issued and outstanding prior to the Special Meeting to be outstanding, entitling the holders of such shares to the rights, privileges and preferences accorded such shares in the Certificate of Designation. As a result, as of February 4, 2003, there were 682,622 shares of common stock outstanding, excluding the shares of common stock issuable upon the conversion of the Series A Preferred Shares.

     Proposal No. 2 was approved by the Company's stockholders as follows:

     Shares         Shares Voting Against      Shares       Broker
     Voting For     or Authority Withheld      Abstaining   Non-Votes
     ----------     ---------------------      ----------   ---------
     149,134        7,971                      1,812        184,831


         Although Proposal No. 2 was approved by the Company's stockholders, the options granted to Mr. Feigenbaum were never issued, and on September 26, 2001, Mr. Feigenbaum relinquished any and all rights to the options granted.

         Proposal No. 3 was approved by the Company's stockholders as follows:

                           Shares         Shares Voting Against      Shares         Broker
Nominee                    Voting For     or Authority Withheld      Abstaining     Non-Votes
-------                    ----------     ---------------------      ----------     ---------
Robert B. Fagenson         337,660        6,088                      N/A            N/A
David A. Sterling          337,660        6,088                      N/A            N/A
J. Marvin Feigenbaum       337,660        6,088                      N/A            N/A

Item 5.  Other Information

Certain Relationships and Related Party Transactions

         On October 25, 2002, the Board of Directors of the Company approved the conversion of certain debts owed by the Company as of this date to Mr. J. Marvin Feigenbaum and David Sterling into shares of the Company's common stock. Mr. Feigenbaum and Mr. Sterling constitute the Board of Directors of the Company, and Mr. Feigenbaum also is the Company's Chairman, President, Chief Executive Officer and Chief Financial Officer.

         In furtherance of the Board's action, the Company expects to convert an aggregate of $63,185 of loan repayments and other obligations owed by the Company as of October 25, 2002, to Mr. J. Marvin Feigenbaum into 6,318,500 shares of the Company's common stock at an estimated fair value of $0.01 per share, which is par value for the Common Stock. Such shares of common stock will be issued in full payment and satisfaction of the $63,185 owed by the Company to Mr. Feigenbaum, which consists of: (i) a $15,000 demand loan made by Mr. Feigenbaum to the Company on October 17, 2002, to assist the Company in paying certain of its expenses; (ii) $28,185, representing accrued but unpaid reimbursement of medical, life and other insurance premiums and other expenses which the Company was obligated to pay on Mr. Feigenbaum's behalf under the terms of his employment agreement with the Company, which expired in April 2002; and (iii) $20,000 of an aggregate of $280,000, representing accrued but unpaid salary owed to Mr. Feigenbaum under the terms of his employment agreement with the Company. The remaining $260,000 of accrued salary owed by the Company to Mr. Feigenbaum will remain an unpaid obligation of the Company.

         In addition, the Company expects to convert an aggregate of $17,000 of loan repayments and other obligations owed by the Company to David Sterling into 1,700,000 shares of the Company's common stock at an estimated fair value of $0.01 per share, which is par value for the Common Stock. Such shares of common stock will be issued in full payment and satisfaction of the $17,000 owed by the Company to Mr. Sterling, which consists of: (i) a $5,000 demand loan made by Mr. Sterling to the Company on August 22, 2002, to assist the Company in paying certain of its expenses; and (ii) $12,000, representing accrued but unpaid fees owed to Mr. Sterling relating to his service to the Company as a member of the Board of Directors. As part of this transaction, upon the issuance of the shares, Mr. Sterling will waive his right to receive any future fees for his service to the Company as a director until such time as the Company completes a private placement of securities in which the Company receives net proceeds of not less than $2,000,000.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  Exhibit No.                Description
                  -----------                -----------

                  99.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002

                  99.3 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

                  99.4 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

         During the quarter ended September 30, 2001, there were no reports filed on Form 8-K by the Registrant.

                                   SIGNATURES


         In accordance with requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             UNITED DIAGNOSTIC, INC.

Dated:    February 4, 2003                   by:  /s/ J. Marvin Feigenbaum
                                                  ------------------------
                                                  J. Marvin Feigenbaum
                                                  President, Chief Executive
                                                  Officer and Chief Financial
                                                  Officer

                                INDEX OF EXHIBITS

Exhibit                            Description
-------                            -----------

99.1     Certification of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2     Certification of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3     Certification of the Chief Executive Officer pursuant to 18 U.S.C.
         Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.4     Certification of the Chief Financial Officer pursuant to 18 U.S.C.
         Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002