Form 10KSB
period 2001-12-31
UNITED DIAGNOSTIC INC
filed 2003-02-04
CIK 716778

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

 / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number: 0-11772

                             UNITED DIAGNOSTIC, INC.
                (Name of small business issuer as in its charter)

               DELAWARE                                    25-1411971
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                823 MAIN STREET, HOPE VALLEY, RHODE ISLAND 02832
                    (Address of principal executive offices)

                                 (401) 539-0180
                (Issuer's Telephone Number, Including Area Code)

           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

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

             Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The issuer's revenues for the fiscal year ended December 31, 2001, were $0

             On January 27, 2003, the aggregate market value of the voting stock of United Diagnostic, Inc. held by nonaffiliates of the registrant was approximately $682. The Company's common stock is reported in the "pink sheets" maintained by the National Quotation Bureau, LLC. The Company does not believe that its common stock is the subject of an active market. On January 27, 2003, the high bid and low ask prices of such stock as reported in the "pink sheets" were $.0010 and $.0010, respectively. For purposes of calculating the market value of the Company's common stock, the Company has utilized $.0010, the closing sale price for the common stock as reported by the "pink sheets" on January 27, 2003, the last date on which an actual transaction was reported.

             The registrant had 682,622 shares of common stock, $.01 par value per share, outstanding at February 4, 2003.

                   Documents Incorporated by Reference: None.

                             UNITED DIAGNOSTIC, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
PART I...................................................................................................  1
         ITEM 1.    DESCRIPTION OF BUSINESS..............................................................  1
         ITEM 2.    DESCRIPTION OF PROPERTIES............................................................  7
         ITEM 3.    LEGAL PROCEEDINGS....................................................................  7
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................................  7

PART II..................................................................................................  8
         ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.............  8
         ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  9
         ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................... 12
         ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE. 12

PART III................................................................................................. 13
         ITEM 9.    DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT..................................... 13
         ITEM 10.   EXECUTIVE COMPENSATION............................................................... 14
         ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................... 19
         ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................... 20
         ITEM 13.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...................... 22
         ITEM 14.   CONTROLS AND PROCEDURES.............................................................. 22
SIGNATURES............................................................................................... 23
EXHIBIT INDEX............................................................................................ 24
CERTIFICATIONS........................................................................................... 30

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

ORGANIZATION

         United Diagnostic, Inc. (hereinafter referred to as "United" or the "Company"), was originally organized under the laws of the State of Delaware in September 1981 under the name "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to "Nu-Tech Bio-Med, Inc." Effective December 23, 1998, the Company changed its name to its present name. One of the Company's wholly-owned subsidiaries, Analytical Biosystems Corp. ("ABC") (inactive since November 3, 1997), was organized under the laws of the State of Delaware in August, 1985. On October 21, 1996, the Company acquired substantially all of the medical billing service assets of Prompt Medical Billing, Inc. through the Company's wholly-owned subsidiary, NTBM Billing Services Inc. (inactive since April, 1998), organized under the laws of the State of Delaware on September 10, 1996. Physicians Clinical Laboratory, Inc. ("PCL"), originally a 52.6%-owned subsidiary of the Company (as of October 3, 1997) and a 49.9%-owned subsidiary (as of June 16, 1998, and inactive since May 10, 1999, when substantially all of the assets of PCL were sold), was organized under the laws of the State of Delaware in April, 1992. Medical Science Institute, Inc. ("MSI"), organized under the laws of the State of California on January 9, 1985, was a wholly owned subsidiary of United from November 18, 1996, until February 26, 1997, when United sold its equity interests in MSI to PCL. On October 15, 2001, the Company closed its office in Wakefield, Rhode Island, and discontinued reporting activities until January 2003. In January 2003, the Company filed its Form 10-QSB for the quarter ending September 30, 2001, this Form 10-KSB for the year ending December 31, 2001, its Form 10-QSB for the quarter ending March 31, 2002, its Form 10-QSB for the quarter ending June 30, 2002, and its Form 10-QSB for the quarter ending September 30, 2002.

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

         CERTAIN COMPANY CORPORATE MATTERS - INCREASE OF AUTHORIZED CAPITAL, DELISTING FROM THE NASDAQ SMALLCAP MARKET, REVERSE STOCK SPLIT AND SPECIAL MEETING OF SHAREHOLDERS

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

         The Company's Series A Convertible Preferred Stock is convertible into such number of shares of Common Stock as shall equal $1,000 divided by a conversion rate equal to the lesser of (i) 75% of the average closing bid price of the Common Stock for the 5 days immediately preceding the date of the holder's notice of conversion or (ii) $1,225.00, subject to certain adjustments. Since the conversion price of the Preferred Stock is related to The Nasdaq Stock Market bid price for the Common Stock, a conversion price is indeterminable; consequently, the Company has suspended the acceptance of future conversions.

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

    o to ratify a seven year stock option grant to J. Marvin Feigenbaum, the Company's Chairman, President, Chief Executive Officer and Chief Financial Officer, in the amount of 500,000 options, exercisable at $0.66 per share, of which options to purchase 250,000 would immediately vest with the balance vesting in equal proportions on July 31, 2002, and 2003 ("Proposal No. 2"); and to elect: (i) Robert B. Fagenson as a Class 1 Director to serve until the 2002 annual meeting of stockholders; (ii) David A. Sterling as a Class 2 Director to serve until the 2003 annual meeting of stockholders; and (iii) J. Marvin Feigenbaum as a Class 3 Director to serve until the 2004 annual meeting of stockholders ("Proposal No. 3").

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

         Proposal No. 2 was approved by the Company's stockholders as follows:


Shares        Shares Voting Against
Voting For    or Authority Withheld     Shares Abstaining     Broker Non-Votes
----------    ---------------------     -----------------     ----------------

149,134       7,971                     1,812                 184,831

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


SUBSEQUENT EVENTS

         On October 25, 2002, the Board of Directors of the Company approved the conversion of certain debts owed by the Company to Mr. J. Marvin Feigenbaum and David Sterling into shares of the Company's common stock. Mr. Feigenbaum and Mr. Sterling constitute the Board of Directors of the Company, and Mr. Feigenbaum also is the Company's Chairman, President, Chief Executive Officer and Chief Financial Officer.

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

EMPLOYEES

         As of November 30, 2002, the Company had one at-will employee, its one executive officer. The Company's employee is not represented by a labor union, and the Company considers its relationship with its employee to be good.

ITEM 2.  DESCRIPTION OF PROPERTIES

         The Company's principal administrative office address is 823 Main Street, Hope Valley, Rhode Island 02832. The Company believes that its present facilities are adequate for its present needs.

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

         The following table sets forth the range of high and low reported bid prices for the years ended December 31, 2001 and 2000. Quotations represent prices between dealers and do not reflect retail markups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                                         Bid Prices of Common Stock
                                                                    -------------------------------------
                                                                            Low                High
                                                                    ------------------  -----------------
  Year Ended December 31, 2001:
    First Quarter (1)...........................................         .11                   1.05
    Second Quarter (1)..........................................         .11                    .11
    Third Quarter (1)...........................................         .07                    .07
    Fourth Quarter (1)..........................................         .06                    .07
  Year Ended December 31, 2000:
    First Quarter (1)...........................................         .01                  10.00
    Second Quarter (1)..........................................         .0625                10.00
    Third Quarter (1)...........................................         .16                    .50
    Fourth Quarter (1)..........................................         .11                   1.25

    ---------------------
    (1) As quoted on the "pink sheets" maintained by the National Quotation Bureau, Inc.

                                     HOLDERS

         The number of holders of record of the Company's Common Stock as of February 4, 2003, was approximately 1,100.

                                    DIVIDENDS

         The Company has never paid a dividend, whether in cash or property, on its shares of Common Stock, and has no present expectation of doing so in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Presently, the Company does not operate or have an equity investment in a business which is a source of revenue from operations. No assurance can be given that the Company will be able to identify attractive acquisition opportunities, obtain financing for acquisitions on satisfactory terms or successfully acquire, integrate, and operate identified acquisition targets. The Company has sustained net losses of $586,885 and $989,437, respectively during the years ended December 31, 2001, and 2000 and has expended virtually all cash from operations. The amount of stockholders' capital deficiency and working capital deficiency at December 31, 2001, was $385,341, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Among other things, the Company continues to seek additional debt and/or equity financing; however, there is no assurance that it will be successful in that endeavor. With the exception of the fiscal year ended December 31, 1999, since 1981, the Report of Independent Auditors on the Company's financial statements contained an explanatory paragraph based upon substantial doubt existing about the Company's ability to continue as a going concern.

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

Twelve months ended December 31, 2001, compared with twelve months ended December 31, 2000

         Results of Operations

         The Company reported no operating revenues for the twelve months ended December 31, 2001, and 2000 because it had no operating business.

         Total operating costs and expenses for the twelve months ended December 31, 2001, were $596,594 compared to $833,037 for the twelve months ended December 31, 2000. The decrease of $236,443 is primarily due to a decrease in general and administrative expenses.

         General and administrative expenses for the twelve months ended December 31, 2001, were $595,206 compared to $830,662 for the twelve months ended December 31, 2000. The decrease of $235,456 is primarily due to a reduction in professional, travel, printing, franchise tax and insurance expenses.

         Operating loss for the twelve months ended December 31, 2001, was $596,594 compared to $833,037 for the twelve months ended December 31, 2000. The decrease of $236,443 is primarily due to a decrease in general and administrative expenses.

         Loss in investment for the twelve months ended December 31, 2000, was $200,000. In May 2000, the Company made a $200,000 investment for a 7.5% common stock interest in a newly formed company, controlled by Mr. J. Marvin Feigenbaum (Chairman, President, Chief Executive Officer, Chief Financial Officer and stockholder of the Company). For the twelve months ended December 31, 2000, the Company recorded as a loss its entire investment in Solutions for DME, Inc. of $200,000 (see Note above).

         Interest income for the twelve months ended December 31, 2001, was $16,677 compared to $52,976 for the twelve months ended December 31, 2000. The decrease of $36,299 is primarily due to the reduction of cash upon which interest is earned.

         Interest expense for the twelve months ended December 31, 2001, was $6,968 compared to $9,376 for the twelve months ended December 31, 2000.

         Net loss for the twelve months ended December 31, 2001, was $586,885 as compared to $989,437 for the twelve months ended December 31, 2000. The decrease of $402,552 in net loss is primarily due to decreases in general and administrative expenses and the absence of an equity loss of $200,000 from the Company's investment in Solutions for DME, Inc., reported in the twelve months ended December 31, 2000.

         Net loss per share of Common Stock for the twelve months ended December 31, 2001, was $.86 compared to $1.45 for the twelve months ended December 31, 2000. The decrease is due to a reduction in net loss. Weighted average shares were 682,622 for the twelve months ended December 31, 2001, and 2000.

Liquidity and Capital Resources

         The Company had $4,540 in cash and cash equivalents at December 31, 2001, as compared to $540,839 at December 31, 2000. The decrease of $536,299 is primarily due to the use of funds to support operating activities.

         Total current assets were $12,177 at December 31, 2001, as compared to $550,231 at December 31, 2000. The decrease of $538,054 is primarily due to a decrease in cash and cash equivalents.

         Prepaid expenses and other current assets were $7,637 at December 31, 2001, as compared to $9,392 at December 31, 2000.

         The Company did not have furniture and equipment, net of accumulated depreciation, at December 31, 2001, as compared to $2,710 at December 31, 2000. Due to the closing of the Company's Wakefield, Rhode Island, office in October 2001, the Company disposed of its furniture and equipment.

         Total assets at December 31, 2001, were $12,177 as compared to $556,078 at December 31, 2000. The decrease of $543,901 is primarily due to a decrease in cash and cash equivalents.

         Total current liabilities at December 31, 2001, were $397,518 as compared to $354,534 at December 31, 2000. The increase of $42,984 is primarily due to decreases in notes payable of approximately $10,000 and accrued expenses of approximately $23,557, offset by increases in accounts payable of approximately $70,026 and amounts due to officers of approximately $6,515.

         Amounts due to officers represent certain debts owed by the Company to its officers and directors to be converted into shares of the Company's common stock (see Issuance of Common Shares).

         Issuance of Common Shares

         On October 25, 2002, the Board of Directors of the Company approved the conversion of certain debts owed by the Company to Mr. J. Marvin Feigenbaum and David Sterling into shares of the Company's common stock. Mr. Feigenbaum and Mr. Sterling constitute the Board of Directors of the Company, and Mr. Feigenbaum also is the Company's President, Chief Executive Officer and Chief Financial Officer.

         In furtherance of the Board's action, the Company expects to convert as soon as practicable an aggregate of $63,185 of loan repayments and other obligations owed by the Company, as of October 25, 2002, to Mr. J. Marvin Feigenbaum into 6,318,500 shares of the Company's common stock at an estimated fair value of $0.01 per share, which is also par value for the Common Stock. Such shares of common stock will be issued in full payment and satisfaction of the $63,185 owed by the Company to Mr. Feigenbaum, which consists of: (i) a $15,000 demand loan made by Mr. Feigenbaum to the Company on October 17, 2002, to assist the Company in paying certain of its expenses; (ii) $28,185, representing accrued but unpaid reimbursement of medical, life and other insurance premiums and other expenses which the Company was obligated to pay on Mr. Feigenbaum's behalf under the terms of his employment agreement with the Company, which expired in April 2002; and (iii) $20,000 of an aggregate of $280,000, representing accrued but unpaid salary owed to Mr. Feigenbaum under the terms of his employment agreement with the Company. The remaining $260,000 of accrued salary owed by the Company to Mr. Feigenbaum will remain an unpaid obligation of the Company.

         In addition, the Company expects to convert as soon as practicable an aggregate of $17,000 of loan repayments and other obligations owed by the Company to David Sterling into 1,700,000 shares of the Company's common stock at an estimated fair value of $0.01 per share, which is also par value for the Common Stock. Such shares of common stock will be issued in full payment and satisfaction of the $17,000 owed by the Company to Mr. Sterling, which consists of: (i) a $5,000 demand loan made by Mr. Sterling to the Company on August 22, 2002, to assist the Company in paying certain of its expenses; and (ii) $12,000, representing accrued but unpaid fees owed to Mr. Sterling relating to his service to the Company as a member of the Board of Directors. As part of this transaction, upon the issuance of the shares, Mr. Sterling will waive his right to receive any future fees for his service to the Company as a director until such time as the Company completes a private placement of securities in which the Company receives net proceeds of not less than $2,000,000.

         The Company does not at the present time have an equity investment in a business which is a source of revenue from operations. No assurance can be given that the Company will be able to identify attractive acquisition opportunities, obtain financing for acquisitions on satisfactory terms or successfully acquire, integrate, and operate identified acquisition targets. The Company has sustained net losses of $586,885 and $989,437, respectively during the years ended December 31, 2001, and 2000 and has expended virtually all cash from operations. The amount of capital deficiency and working capital deficiency at December 31, 2001, was $385,341. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Among other things, the Company continues to seek additional debt and/or equity financing; however, there is no assurance that it will be successful in that endeavor.

         Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island

         In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of December 31, 2001, was approximately $66,000). All of the SBLFC loans, including those which were subject to the patent security interest, were further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In June 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $600 per month. The Company is not in compliance with certain terms of these loans. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral as security for new loans.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Index to Financial Statements attached hereto.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As previously reported by the Company on a Current Report on Form 8-K filed with the Commission on March 3, 2000, as amended on March 16, 2000, by resolution of the Board of Directors adopted on February 25, 2000, the Board of Directors of the Company approved the engagement of Richard A. Eisner & Company, LLP as its independent auditors for the fiscal year ending December 31, 2000 to replace the firm of Grant Thornton LLP, who were dismissed as auditors of the Company effective February 25, 2000.

                                    PART III

ITEM 9.  DIRECTORS & EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         Set forth below is certain information relating to the members of the Board of Directors of the Company during the fiscal year ended December 31, 2001.

              NAME                     AGE                                POSITION
              ----                     ---                                --------
J. Marvin Feigenbaum                   51      Chairman of the Board of Directors, President and Chief Executive
                                               Officer of the Company;

David A. Sterling                      44      Secretary and Director of the Company;
                                               Director of PCL from October 3, 1997 until May 12, 1999.

Robert B. Fagenson(1)                  51      Director of the Company.

(1) Mr. Fagenson resigned from the Board of Directors on December 1, 2001.

         The number of directors comprising the entire Board of Directors is such number as determined in accordance with the By-Laws of the Company. The Company's By-Laws provide for the number of directors to be not less than three or more than eleven in number. Due to the Company's current financial condition and the fact that it has no assets or operations, and owns no interest in any entity conducting operations, management believes that it is not necessary at this time to fill the vacancy on the Board of Directors created by Mr. Fagenson's resignation. At such time as the Company acquires an interest in an entity conducting business operations, the Company will undertake to fill the vacancy on the Board. The Company's Certificate of Incorporation provides for a classified or "staggered" Board of Directors. The classified or "staggered" Board of Directors is comprised of three classes of directors elected for three
(3) year terms. By reason of the classified Board of Directors, one class of the Board comes up for re-election each year. Any further amendment to the Company's Certificate of Incorporation affecting the classified Board may only be adopted upon the affirmative vote of not less than 75% of the issued and outstanding shares entitled to vote thereon.

         At a Special Meeting of Shareholders held September 25, 2001, Mr. Fagenson was elected Class 1 Director to serve until the 2002 annual meeting, Mr. Sterling was elected Class 2 Director to serve until the 2003 annual meeting and Mr. Feigenbaum was elected Class 3 Director to serve until the 2004 annual meeting. However, Mr. Fagenson submitted his resignation as Director of the Company effective December 1, 2001, due to personal commitments. Due to the financial position of the Company, the Company has been unable to attract and retain any directors other than Messrs. Feigenbaum and Sterling.

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

SECTION 16 REPORTING

         No person who, during the year ended December 31, 2001, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during such fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION.

Executive Compensation.

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 2001, 2000 and 1999, to the Chief Executive.









                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

Summary Compensation Table.

                                                                            LONG TERM
                                                                            COMPENSATION AWARDS
                                                 ANNUAL                     RESTRICTED SECURITIES
                                              COMPENSATION                  ---------------------                PAYOUTS
                                              ------------                                                       -------
          NAME AND                                        OTHER                           UNDERLYING             ALL OTHER
     PRINCIPAL POSITION           YEAR    SALARY          ANNUAL           STOCK           OPTIONS             COMPENSATION
     ------------------           ----    ------          ------           -----          ----------           ------------
                                           ($)             ($)                                                      ($)
   J. Marvin Feigenbaum           2001   $214,667       $10,340(6)           --               --                 $29,840(5)
   President and Chief            2000   $208,000       $ 7,673(6)           --               --                 $55,212(5)
   Executive Officer(1)           1999   $255,667(2)    $88,604(3)           --               --                 $74,897(4)

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

(2) Includes (i) approximately $208,000 earned by Mr. Feigenbaum pursuant to his employment agreement with the Company and (ii) approximately $47,667 that should have been paid to Mr. Feigenbaum during 1998, but due to the financial condition of the Company, was voluntarily deferred by Mr. Feigenbaum as a convenience to the Company and paid to Mr. Feigenbaum in 1999 (see note 6).

(3) Represents accrued vacation paid in cash, bonus and interest earned on payroll deferred by Mr. Feigenbaum as a convenience to the Company and paid to Mr. Feigenbaum in 1999.

(4) Represents automobile allowance, automobile insurance premiums, automobile maintenance and garage fees, life insurance premiums, disability insurance premiums and relocation expenses.

(5) Represents automobile allowance, automobile insurance premiums, automobile maintenance and garage fees, life insurance premium, disability insurance premiums and long term care insurance premiums.

(6)    Represents accrued vacation paid in cash.

Options/SAR Grants in Fiscal Year Ended December 31, 2001

                                               (B)                        (C)
                                      NUMBER OF SECURITIES            % OF TOTAL                (D)
                                           UNDERLYING            OPTIONS/SARS GRANTED        EXERCISE            (E)
                    (A)                   OPTIONS/SARS              TO EMPLOYEES IN           OR BASE         EXPIRATION
   YEAR             NAME                   GRANTED(#)                 FISCAL YEAR          PRICE ($/SH)          DATE
   ----             ----                   ----------                 -----------          ------------          ----
   2001     J. Marvin Feigenbaum               --                          --                   --                --

         Aggregated Options/SAR Exercises in Most Recent Fiscal Year and Fiscal Year-End Options/SAR Values.

         The following table summarizes options exercised by the named executive officers during the year ended December 31, 2001, and the number and value of options held by all executive officers named in the Summary Compensation Table at the respective year end. The Company does not have any outstanding stock appreciation rights granted to executive officers.

                                                                                 NUMBER OF                    VALUE OF
                                                                                UNEXERCISED                 IN-THE-MONEY
                                                                              OPTIONS/WARRANTS            OPTIONS/WARRANTS
                                                                                 AT FY-END                  AT FY-END ($)
                                     SHARES ACQUIRED         VALUE              EXERCISABLE/                EXERCISABLE/
   YEAR             NAME               ON EXERCISE          REALIZED           UNEXERCISABLE              UNEXERCISABLE(1)
   ----             ----             ---------------        --------           -------------              ----------------
   2001     J. Marvin Feigenbaum           --                  --                    --                           --


Employment Agreements.

         The Company entered into an Amended and Restated Employment Agreement (the "Restated Agreement") with Mr. Feigenbaum, the Company's Chairman, President, Chief Executive Officer and Chief Financial Officer, dated May 19, 1999. The Restated Agreement amended and extended Mr. Feigenbaum's original employment agreement with the Company, dated June 1, 1994, as amended. The Restated Agreement is effective as of May 1, 1999 and expired April 30, 2002. The Restated Agreement provided for Mr. Feigenbaum's continued employment as Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company, as well as Mr. Feigenbaum's continued employment as Chief Executive and Chief Financial Officer of ABC and contemporaneous employment as Chairman, President and Chief Executive Officer of PCL. Pursuant to the Restated Agreement, the Company agreed to pay Mr. Feigenbaum a base salary of $208,000 per year (such amount does not include any compensation from PCL). The Company further agreed to (a) make a lump sum payment to Mr. Feigenbaum in an amount equal to that portion of his salary deferred by Mr. Feigenbaum, as a convenience to the Company, since June, 1998, with simple interest at a rate of 12%, and (b) pay to Mr. Feigenbaum a one-time bonus in the amount of $50,000 upon execution of the Restated Agreement. In addition, the Restated Agreement provided for vacation benefits, life insurance, an automobile allowance, relocation expenses, and cellular telephone and travel and entertainment expenses. The Restated Agreement further contained provisions for termination of the Restated Agreement by mutual consent, for cause, without cause by the Company, for death or disability of Mr. Feigenbaum and for good reason by

Mr. Feigenbaum, as well as provisions regarding the failure of the parties to renew the Restated Agreement for an additional term. In addition, the Restated Agreement provided that in the event of a change in control of the Company (as defined), Mr. Feigenbaum will be paid for the remainder of the unexpired term of the Restated Agreement plus an additional sum of $208,000.

         On April 30, 2002, the Restated Agreement expired by its terms and was not renewed. However, Mr. Feigenbaum remains the Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company on an at-will employment basis. Effective May 1, 2002, pursuant to the terms of the Restated Agreement, the Company accrued a severance payment of $208,000. As of the date of the filing of this report, this severance has not been paid.

         Mr. Feigenbaum received a salary in the amount of $214,667 and $208,000 during each of the years ended December 31, 2001, and 2000, respectively, pursuant to the then current Employment Agreement, as amended. Due to the financial condition of the Company, during the year ended December 31, 1998, approximately $47,667 of cash compensation which should have been paid to Mr. Feigenbaum in 1998 was voluntarily deferred by Mr. Feigenbaum until 1999 as a convenience to the Company. On September 26, 2001, J. Marvin Feigenbaum, relinquished any and all rights to options granted to him that were voted upon and approved by the holders of shares of Common Stock of the Company at a Special Meeting of Stockholders of the Company held on September 25, 2001. The option grant was for 500,000 shares of the Company's Common Stock at an exercise price of $.66 per share. Accordingly, the options were never issued.

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

         Effective May 1, 2002, Mr. J. Marvin Feigenbaum remains the Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company on an at-will employment basis.

         Pursuant to the resolution of the Board of Directors on October 25, 2002, Mr. David Sterling agreed to waive his right to receive any future fees for his services as a director under certain circumstances (see Item 1. Description of Business - Subsequent Events for further details).

1994 INCENTIVE STOCK OPTION PLAN

         In August, 1994, the Board of Directors adopted a 1994 Incentive Stock Option Plan (the "Plan") which Plan was approved and adopted by the stockholders of the Company on November 16, 1994. The Plan provides for the issuance of up to 5,000 shares of the Company's Common Stock upon the exercise of options granted to officers, directors, full time employees and consultants rendering services to the Company. Under the terms of the Plan, options granted thereunder will be designated as options which qualify for incentive stock option treatment ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not so qualify ("Non-ISO's"). Unless sooner terminated, the Plan will expire on August 1, 2004, and options may be granted at any time or from time to time through such date. The purpose of the Plan is to promote the interests of the Company and its stockholders by strengthening the ability of the Company to attract and retain officers, employees and consultants by furnishing suitable recognition of their ability to contribute to the success of the Company and to align their interests and efforts with the long term interest of the Company. The Plan succeeds the Company's 1992 Incentive Stock Option Plan, which has been terminated.

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

         Under the terms of the Director Plan, the sum of the number of shares to be received upon any grant multiplied by the fair market value of each share at the time of grant may not exceed $75,000. All awards shall be reduced to the extent they exceed such amount. The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant. Until otherwise provided in the Director Plan, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of Common Stock of the Company or by a combination of each. The term of each option is five years from the date of grant, unless terminated sooner as provided in the Director Plan. The Director Plan is administered by a committee of the Board of Directors composed of not fewer than two persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non-employee director will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan do not qualify for incentive stock option treatment. As of December 31, 2001, there are no options outstanding under the Director Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         The following table sets forth certain information as of November 30, 2002, with respect to the ownership of Common Stock by (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, (ii) each director and each officer identified in the Summary Compensation Table, and (iii) directors and executive officers as a group. The most current information available to the Company is set forth below.

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

                      NAME AND ADDRESS                         AMOUNT OF AND NATURE           PERCENTAGE
                     OF BENEFICIAL OWNER                      OF BENEFICIAL OWNERSHIP          OF CLASS
                     -------------------                      -----------------------          --------
       J. Marvin Feigenbaum.......................                  6,321,432(1)                 90.3%
          823 Main Street
          Hope Valley, RI  02832

       David Sterling.............................                  1,700,000(2)                 71.3%
          823 Main Street
          Hope Valley, RI  02832

       All Officers and Directors as a Group (2
          persons in number)......................                8,021,432(1,2)                 92.2%

--------------------------
* Less than one percent.

(1) Includes (i) 142 shares of Common Stock owned by Mr. Feigenbaum; (ii) 647 shares of Common Stock held in a trust for the benefit of a minor child of Mr. Feigenbaum, as to which shares Mr. Feigenbaum disclaims beneficial ownership; (iii) options to purchase 779 shares of common stock owned by the Feigenbaum Foundation, a charitable foundation, of which Mr. Feigenbaum disclaims beneficial ownership; (iv) options to purchase an aggregate of 1,364 shares of Common Stock and; (v) 6,318,500 shares of Common Stock which are currently issuable (see Item 12. Certain Relationships and Related Transactions - Issuance of Common Shares).

(2) Represents 1,700,000 shares of Common Stock which are currently issuable to Mr. Sterling (see Item 12. Certain Relationships and Related Transactions - Issuance of Common Shares).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         Issuance of Common Shares

         On October 25, 2002, the Board of Directors of the Company approved the conversion of certain debts owed by the Company to Mr. J. Marvin Feigenbaum and David Sterling into shares of the Company's common stock. Mr. Feigenbaum and Mr. Sterling constitute the Board of Directors of the Company, and Mr. Feigenbaum also is the Company's Chairman, President, Chief Executive Officer, and Chief Financial Officer.

         In furtherance of the Board's action, the Company expects to convert as soon as practicable an aggregate of $63,185 of loan repayments and other obligations owed by the Company, as of October 25, 2002, to Mr. J. Marvin Feigenbaum into 6,318,500 shares of the Company's common stock at an estimated fair value of $0.01 per share, which is also par value for the Common Stock. Such shares of common stock will be issued in full payment and satisfaction of the $63,185 owed by the Company to Mr. Feigenbaum, which consists of: (i) a $15,000 demand loan made by Mr. Feigenbaum to the Company on October 17, 2002, to assist the Company in paying certain of its expenses; (ii) $28,185, representing accrued but unpaid reimbursement of medical, life and other insurance premiums and other expenses which the Company was obligated to pay on Mr. Feigenbaum's behalf under the terms of his employment agreement with the Company, which expired in April 2002; and (iii) $20,000 of an aggregate of $280,000, representing accrued but unpaid salary owed to Mr. Feigenbaum under the terms of his employment agreement with the Company. The remaining $260,000 of accrued salary owed by the Company to Mr. Feigenbaum will remain an unpaid obligation of the Company.

         In addition, the Company expects to convert as soon as practicable an aggregate of $17,000 of loan repayments and other obligations owed by the Company to David Sterling into 1,700,000 shares of the Company's common stock at an estimated fair value of $0.01 per share, which is also par value for the Common Stock. Such shares of common stock will be issued in full payment and satisfaction of the $17,000 owed by the Company to Mr. Sterling, which consists of: (i) a $5,000 demand loan made by Mr. Sterling to the Company on August 22, 2002, to assist the Company in paying certain of its expenses; and (ii) $12,000, representing accrued but unpaid fees owed to Mr. Sterling relating to his service to the Company as a member of the Board of Directors. As part of this transaction, upon the issuance of the shares, Mr. Sterling will waive his right to receive any future fees for his service to the Company as a director until such time as the Company completes a private placement of securities in which the Company receives net proceeds of not less than $2,000,000.









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

(B)   Reports on Form 8-K.

      During the period commencing the last quarter of the period covered by this Report to date, no reports on Form 8-K were filed by the Company.

ITEM 14.   CONTROLS AND PROCEDURES

CHANGES IN INTERNAL CONTROLS

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect such controls subsequent to the date of such controls' last evaluation.





                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 4, 2003.

                     UNITED DIAGNOSTIC, INC.


                     By: /s/ J. Marvin Feigenbaum
                        -------------------------------------
                          J. Marvin Feigenbaum
                          Chairman of the Board of Directors,
                          President, Chief Executive Officer and
                          Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             Signature


                         /s/ J. Marvin Feigenbaum               February 4, 2003
                        -------------------------------------
                         J. Marvin Feigenbaum
                         Chairman of the Board of Directors,
                         President, Chief Executive Officer
                         and Chief Financial Officer


                          /s/ David Sterling                    February 4, 2003
                         ------------------------------------
                         David Sterling
                         Director

                        CONSOLIDATED FINANCIAL STATEMENTS
                        AND INDEPENDENT AUDITORS' REPORT



                             UNITED DIAGNOSTIC, INC.
                    (FORMERLY KNOWN AS NU-TECH BIO-MED, INC.)
                                AND SUBSIDIARIES

                           December 31, 2001, and 2000

                                    CONTENTS


                                                              Page

INDEPENDENT AUDITORS' REPORT                                  F-3

CONSOLIDATED FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET
         AS OF DECEMBER 31, 2001                              F-4

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
         YEARS ENDED DECEMBER 31, 2001 AND 2000               F-5

         CONSOLIDATED STATEMENTS OF (CAPITAL DEFICIENCY)/
         STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
         DECEMBER 31, 2001 AND 2000                           F-6

         CONSOLIDATED STATEMENTS OF CASH FLOWS                F-7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS           F-8

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
United Diagnostic, Inc.
Hope Valley, Rhode Island


We have audited the accompanying consolidated balance sheet of United Diagnostic, Inc. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, (capital deficiency)/stockholders' equity and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of United Diagnostic, Inc., and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in
Note 1, the Company currently has no revenue producing activities, has experienced net losses and has working and capital deficiencies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in
Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


Eisner LLP

New York, New York
October 14, 2002

Except as to Note 3(b)
October 25, 2002

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET


                                                                            AT DECEMBER 31
                                                                                 2001
                                                                           ---------------
ASSETS
Current assets:
      Cash and cash equivalents                                             $      4,540
      Prepaid expenses and other current assets                                    7,637
                                                                            ------------
                                                                            $     12,177
                                                                            ============


LIABILITIES AND (CAPITAL DEFICIENCY)/
          STOCKHOLDERS' EQUITY
Current liabilities:
      Notes payable, in default                                             $     65,888
      Accounts payable                                                           212,430
      Accrued expenses                                                            51,550
      Due to officers                                                             12,079
      Contract payable                                                            55,571
                                                                            ------------

          Total current liabilities                                              397,518
                                                                            ------------

Commitments and contingencies

Capital deficiency:
      Series A convertible preferred stock, $.01 par value; 2,000,000 authorized; 2,826 issued and outstanding
          (liquidation preference of $2,826,000)                                      28
      Common stock, $.01 par value; 50,000,000 shares
          authorized; 682,622 shares issued and
          outstanding                                                              6,826
      Capital in excess of par value                                          59,716,870
      Accumulated deficit                                                    (60,109,065)
                                                                            ------------
Total capital deficiency                                                        (385,341)
                                                                            ------------

                                                                            $     12,177
                                                                            ============


See accompanying notes to the consolidated financial statements.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           YEAR ENDED DECEMBER 31
                                                       2001                      2000
                                                   -------------------------------------
Revenues:
                                                   $        -                 $        -
                                                   -------------------------------------

Operating costs and expenses:
    General and administrative                        595,206                    830,662
    Depreciation                                        1,388                      2,375
                                                   -------------------------------------
Total operating costs and expenses                    596,594                    833,037
                                                   -------------------------------------

Operating loss                                       (596,594)                  (833,037)
                                                   -------------------------------------

Other income (expense):
    Equity loss in investment                               -                   (200,000)
    Interest and other income                          16,677                     52,976
    Interest expense                                   (6,968)                    (9,376)
                                                   -------------------------------------
Total other income (expense)                            9,709                   (156,400)
                                                   -------------------------------------

Net loss                                           $ (586,885)                $ (989,437)
                                                   =====================================

Net loss per common share - basic and diluted      $    (0.86)                $    (1.45)
                                                   =====================================

Weighted average shares outstanding                   682,622                    682,622
                                                   =====================================



See accompanying notes to the consolidated financial statements.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
                    (CAPITAL DEFICIENCY)/STOCKHOLDERS' EQUITY


                                Number of    Series A
                                Shares of   Convertible
                                 Series A    Preferred    Number of
                               Convertible   Stock at     Shares of       Common       Capital in
                                Preferred    $.01 Par      Common     Stock at $.01    Excess of      Accumulated
                                  Stock        Value        Stock       Par Value      Par Value        Deficit          Total
                               --------------------------------------------------------------------------------------------------
Balance at December 31, 1999      2,826         $ 28       682,622       $ 6,826     $ 59,716,870    $ (58,532,743)   $ 1,190,981

Net Loss                              -            -             -             -                -         (989,437)      (989,437)
                               --------------------------------------------------------------------------------------------------

Balance at December 31, 2000      2,826         $ 28       682,622       $ 6,826     $ 59,716,870    $ (59,522,180)     $ 201,544

Net Loss                              -            -             -             -                -         (586,885)      (586,885)
                               --------------------------------------------------------------------------------------------------

Balance at December 31, 2001      2,826         $ 28       682,622       $ 6,826     $ 59,716,870    $ (60,109,065)    $ (385,341)
                               ==================================================================================================






See accompanying notes to the consolidated financial statements.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   YEAR ENDED DECEMBER 31
                                                                  2001                 2000
                                                              -------------------------------
Operating activities:
Net loss                                                      $ (586,885)         $  (989,437)
Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                 1,388                2,375
      Loss in disposal of assets                                   2,959                    -
      Write-off of Investment in Solutions for DME, Inc.               -              200,000
      Changes in operating assets and liabilities:
        Prepaids, other current assets and deposits                3,255               59,700
        Accounts payable and accrued expenses                     46,469             (189,644)
        Due to officers - fees and expenses                        6,515                5,564
                                                              -------------------------------
Net cash used in operating activities                           (526,299)            (911,442)
                                                              -------------------------------

INVESTING ACTIVITIES:
Purchase of furniture                                                  -               (4,012)
Investment in Solutions for DME, Inc.                                  -             (200,000)
                                                              -------------------------------
Net cash used in investing activities                                  -             (204,012)
                                                              -------------------------------

FINANCING ACTIVITIES:
Repayment of notes payable and lease obligations                 (10,000)             (52,774)
                                                              -------------------------------
Net cash used in financing activities                            (10,000)             (52,774)
                                                              -------------------------------
Net decrease in cash and cash equivalents                       (536,299)          (1,168,228)
Cash and cash equivalents at beginning of year                   540,839            1,709,067
                                                              -------------------------------
Cash and cash equivalents at end of year                      $    4,540          $   540,839
                                                              ===============================

Supplemental disclosure of cash flow information:
    Taxes paid                                                $        -          $    65,000
    Interest paid                                                  5,914                9,376


See accompanying notes to the consolidated financial statements.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


1.       BASIS OF PRESENTATION

         United Diagnostic, Inc. ("United" or the "Company"), was originally organized under the laws of Delaware in September 1981 under the name of "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to Nu-Tech Bio-Med, Inc. On December 23, 1998, the Company changed its name to United Diagnostic, Inc.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Analytical Biosystems Corporation ("ABC") and Prompt Medical Billing, Inc. All material intercompany transactions and balances have been eliminated. The equity method of accounting is used for investment in Solutions for DME, Inc., a development stage company, in which the Company has significant influence and common ownership control (see Note 3). Where appropriate, prior year amounts have been reclassified to permit comparison.

         ABC was a clinical oncology laboratory service and research company located in Rhode Island. As of November 3, 1997, ABC suspended its laboratory operations.

         The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The Company does not at the present time have any revenue generating operations, has sustained net losses of $586,885 and $989,437, respectively during the years ended December 31, 2001, and 2000, is not in compliance with certain terms of the debt, and has expended virtually all cash from operations. The amount of stockholders' capital deficiency and working capital deficiency at December 31, 2001, was $385,341, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Among other things, the Company continues to seek additional debt and/or equity financing; however, there is no assurance that it will be successful in that endeavor. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a.       Use of Estimates

         The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

                           December 31, 2001 and 2000


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

         g.       Net Loss Per Common Share

         The Company applies Financial Accounting Standards Statement No. 128, Earnings Per Share (SFAS 128). Basic loss per common share is computed using the weighted average number of common shares outstanding during the year. Diluted loss per share excludes potential common stock since the effect would be antidilutive. The potential common stock excluded from the diluted loss per share consists of outstanding warrants and outstanding options (see Note 8).

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


                                                  Loss               Shares
                                              (Numerator)        (Denominator)       Per Share
                                              ------------------------------------------------
Year ended December 31, 2001
Consolidated net loss                          $ (586,885)
                                               ----------

LOSS PER SHARE-BASIC AND DILUTED
Loss attributable to common stockholders       $ (586,885)          682,622           $ (0.86)
                                               ==============================================

Year ended December 31, 2000
Consolidated net loss                          $ (989,437)
                                               ----------

LOSS PER SHARE-BASIC AND DILUTED
Loss attributable to common stockholders       $ (989,437)          682,622           $ (1.45)
                                               ==============================================


         h.       Investments

         Investments in which the Company's interest is less than 20% and which are not classified as available-for-sale securities are carried at the lower of cost or net realizable value unless it is determined that the Company exercises significant influence over the investee company, in which case the equity method of accounting is used. Under this method, the investment balance, originally recorded at cost, is adjusted to recognize the Company's share of net earnings or losses of the affiliate as they occur, limited to the extent of the Company's investment in, advances to and commitments for the affiliate. The Company's share of net earnings or losses of the affiliate includes amortization of the difference between the Company's investment and its share of the underlying net assets of the affiliate. Amortization is recorded on a straight-line basis over three years. These adjustments are reflected in "equity in loss in investment" in the Company's Statements of Operations.

         i.       Reclassifications

         Certain reclassifications have been made to the 2000 consolidated financial statements to conform with the current year's presentation.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


3.       CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

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

         b.         Issuance of Common Shares

         On October 25, 2002, the Board of Directors of the Company approved the conversion of certain debts owed by the Company to Mr. J. Marvin Feigenbaum and David Sterling into shares of the Company's common stock. Mr. Feigenbaum and Mr. Sterling constitute the Board of Directors of the Company, and Mr. Feigenbaum also is the Company's President, Chief Executive Officer and Chief Financial Officer.

         In furtherance of the Board's action, the Company expects to convert an aggregate of $63,185 of loan repayments and other obligations owed by the Company as of October 25, 2002, to Mr. J. Marvin Feigenbaum into 6,318,500 shares of the Company's common stock at an estimated fair value of $0.01 per share, which is also par value of common stock. Such shares of common stock will be issued in full payment and satisfaction of the $63,185 owed by the Company to Mr. Feigenbaum, which consists of: (i) a $15,000 demand loan made by Mr. Feigenbaum to the Company on October 17, 2002, to assist the Company in paying certain of its expenses; (ii) $28,185, representing accrued but unpaid reimbursement of medical, life and other insurance premiums and other expenses which the Company was obligated to pay on Mr. Feigenbaum's behalf under the terms of his employment agreement with the Company, which expired in April 2002; and (iii) $20,000 of an aggregate of $280,000, representing accrued but unpaid salary owed to Mr. Feigenbaum under the terms of his employment agreement with the Company. The remaining $260,000 of accrued salary owed by the Company to Mr. Feigenbaum will remain an unpaid obligation of the Company.

         In addition, the Company expects to convert an aggregate of $17,000 of loan repayments and other obligations owed by the Company to David Sterling into 1,700,000 shares of the Company's common stock at an estimated fair value of $0.01 per shares, which is also par value

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


3.       CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS-CONTINUED

of common stock. Such shares of common stock will be issued in full payment and satisfaction of the $17,000 owed by the Company to Mr. Sterling, which consists of: (i) a $5,000 demand loan made by Mr. Sterling to the Company on August 22, 2002, to assist the Company in paying certain of its expenses; and (ii) $12,000, representing accrued but unpaid fees owed to Mr. Sterling relating to his service to the Company as a member of the Board of Directors. As part of this transaction, upon the issuance of the shares, Mr. Sterling will waive his right to receive any future fees for his service to the Company as a director until such time as the Company completes a private placement of securities in which the Company receives net proceeds of not less than $2,000,000.

         c.       Due to officers

         Amounts due to officers represent director's fees and expenses due to the officers and directors (see Note 3b-Issuance of Common Shares).

4.       FURNITURE AND EQUIPMENT

         On of October 15, 2001, the Company closed its office in Wakefield, Rhode Island, and disposed of its furniture and equipment. The Company recorded a loss of $2,959 for the disposal of assets and has no furniture and equipment as of December 31, 2001.

5.       NOTES PAYABLE


Notes payable to State of Rhode Island's
Small Business Loan Fund Corporation ("SBLFC"),                       $ 65,888
in default, 9.5% interest accruing, principal due on demand,          --------
collateralized by virtually all of the assets of United and ABC       $ 65,888
                                                                      ========


         In connection with a series of loans obtained during 1993 and 1994 by the Company from the SBLFC in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans
(the principal balance of which, as of December 31, 2001, was approximately $66,000). All of the SBLFC loans, including those which were subject to the patent security interest, were further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


5.       NOTES PAYABLE-CONTINUED

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

6.       ACCRUED EXPENSES

         Accrued expenses consist of the following:


              Professional fees                     $ 43,826
              Payroll                                      -
              Vacation                                 6,670
              Other expenses                           1,054
                                                    --------

                                                    $ 51,550
                                                    ========


7.       LEASE COMMITMENTS

         On October 15, 2001, the Company closed its office in Wakefield, Rhode Island, and did not renew its lease. Effective October 1, 2002, the Company has obtained office services at $100 per month on a month-to-month basis. The Company also leases space for the storage of corporate records on a month-to-month basis.

         Rental expense was $17,480 and $29,405 for the years ended December 31, 2001, and 2000, respectively.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


8.       STOCKHOLDERS' EQUITY

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

         Proposal No. 1 sought the amendment of the Certificate of Incorporation of the Company to amend the Company's Amended Certificate of Designations, Preferences and Rights and Number of Shares of Series A Convertible Preferred Stock filed on October 26, 1996, (the "Certificate of Designation") to: (i) change and amend the conversion terms of such Series A Convertible Preferred Shares, and (ii) convert all 2,826 issued and outstanding Series A Convertible Preferred Shares into 4,281,390 shares of common stock, $.01 par value, of the Company, at a conversion rate of $.66 per share. Management did not negotiate the rate at which the Series A Convertible Preferred Stock would convert into common stock as a result of the adoption of Proposal No. 1 and did not take a position as to the merits or advisability of Proposal No. 1. The affirmative approval of a separate majority of the outstanding shares of common stock and a separate majority of the outstanding shares of Series A Convertible Preferred Stock was required to approve Proposal No. 1.

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

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


8.       STOCKHOLDERS' EQUITY-CONTINUED

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

         Pursuant to prior stockholder authorization, the Company filed a Certificate of Amendment to its Certificate of Incorporation effective December 23, 1998, effecting a 1-for-70 reverse stock split of its issued and outstanding Common Stock, resulting in each 70 issued and outstanding shares of the Common Stock being changed into one share.

         c.       Authorized Shares

         In a prior year, the stockholders of the Company approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the total number of shares of all classes of capital stock which the Company may issue to 52,000,000 shares. Such increase has been effected by increasing the number of shares to 50,000,000 shares and by increasing the number of shares of preferred stock to 2,000,000 shares.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


 8.      STOCKHOLDERS' EQUITY-CONTINUED

         d.        Stock Option Plans

         At December 31, 2001, the Company has stock option plans as follows:

                  i.       1994 Plan

         The Company has reserved 5,000 shares of common stock under the 1994 Employee Stock Option Plan ("the 1994 Plan"). Options granted under the 1994 Plan may be incentive options or nonqualified stock options, and shall be designated as such at the time of grant. The 1994 Plan permits the granting of incentive options only to officers and full-time employees of the Company, at no less than 100% of the fair market value of the Company's common stock at the date of the grant. Nonqualified stock options may be granted to officers, employees, consultants, and advisors of the Company, as well as to members of the Board of Directors, at a price determined by the Plan administrator but in no case less than 85% of the fair market value of the Company's common stock at the date of the grant. To the extent that any option intended to be an incentive option shall fail to qualify as such under Section 422 of the Internal Revenue Code of 1986, such options shall be deemed to be nonqualified options. The 1994 Plan is administered by the Option Committee of the Board of Directors, which has full power to determine the specific terms of each option granted, subject to the provisions of the 1994 Plan. Due to the current number of Directors, there is no functioning committee. As of December 31, 2001, the Company has granted options outstanding for a total of 2,500 shares under this Plan.

                  ii.      Director Plan

         The Company has reserved 2,857 shares of common stock under the 1994 Non-Employee Director Stock Option Plan ("the Director Plan"). Each non-employee director, upon election of the Company's Board of Directors, shall be granted options for 71 shares of common stock, and each shall be granted on subsequent annual anniversary dates of the initial grant, additional options for 114 shares of common stock. Under the terms of the agreement, the sum of the number of shares to be received upon any grant multiplied by the fair market value of each share at the time of the grant may not exceed $75,000. No options have been granted under the Director Plan since 1996 because the Company essentially became inactive during 1997 and a market for the Company's Common Stock has neither been established or sustained since 1997. As of December 31, 2001, the Company has no outstanding options granted under the Director Plan.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


8.       STOCKHOLDERS' EQUITY-CONTINUED

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

                  iii.     Other Stock Options

         The Company has 82 stock options outstanding at December 31, 2001, not issued under any specific plan.

         e.        SFAS 123 Disclosures

         The Company has adopted the disclosure provisions only of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") and will continue to account for its employee stock options in accordance with the provisions of APB 25, Accounting for Stock Issued to Employees.

         The following table presents the combined activity of United's stock option plans for the years ended December 31, as follows:

                                                  2001                      2000
                                          ----------------------     ---------------------
                                                        WEIGHTED                  WEIGHTED
                                                        AVERAGE                   AVERAGE
                                                        EXERCISE                  EXERCISE
                                          OPTIONS         PRICE      OPTIONS        PRICE
                                          ----------------------     ---------------------
Outstanding at January 1                    2,734       $ 516.44       2,995      $ 545.62
Granted                                         -                          -
Exercised                                       -                          -
Canceled                                     (152)        988.75        (261)       852.30
                                          ----------------------     ---------------------
Outstanding at December 31                  2,582       $ 488.36       2,734      $ 516.44
                                          ======================     =====================

                                          ----------------------     ---------------------
Options exercisable at December 31          2,582       $ 488.36       2,734      $ 516.44
                                          ======================     =====================

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


8.       STOCKHOLDERS' EQUITY-CONTINUED

         The Company granted warrants in connection with financing activities, merger and acquisitions activity, and as a form of compensation to employees and consultants. Expiration dates vary on outstanding warrants through December 2003.

         The following table presents the combined activity for all United's warrants issued for the years ended December 31, as follows:

                                                  2001                           2000
                                         ----------------------         ----------------------
                                                       WEIGHTED                       WEIGHTED
                                                       AVERAGE                        AVERAGE
                                                       EXERCISE                       EXERCISE
                                         WARRANTS        PRICE          WARRANTS        PRICE
                                         ----------------------         ----------------------
Outstanding at January 1                  56,814       $ 135.43          56,916       $ 135.98
Granted                                        -              -               -              -
Exercised                                      -              -               -              -
Canceled                                 (10,559)        648.22            (102)        441.00
                                         ----------------------         ----------------------
Outstanding at December 31                46,255        $ 18.34          56,814       $ 135.43
                                         ======================         ======================

Options exercisable at December 31        46,255        $ 18.34          56,814       $ 135.43
                                         ======================         ======================

         The following table presents weighted average price and life information about significant United's option groups outstanding at December 31, 2001:

                                       Options Outstanding                     Options Exercisable
                             ------------------------------------------      -------------------------
                                                 Weighted
                                                 Average       Weighted                       Weighted
                                                Remaining      Average                        Average
                                Number         Contractual     Exercise         Number        Exercise
Range of Exercise Prices     Outstanding       Life (Yrs.)      Price        Exercisable       Price
------------------------------------------------------------------------------------------------------
Less than $525.00                2,582             1.0         $ 488.36          2,582        $ 488.36

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


8.       STOCKHOLDERS' EQUITY-CONTINUED

The following table presents weighted average price and life information about significant United's warrant groups outstanding at December 31, 2001:

                                       Warrants Outstanding                    Warrants Exercisable
                             ------------------------------------------      -------------------------
                                                 Weighted
                                                 Average       Weighted                       Weighted
                                                Remaining      Average                        Average
                                Number         Contractual     Exercise         Number        Exercise
Range of Exercise Prices     Outstanding       Life (Yrs.)      Price        Exercisable       Price
------------------------------------------------------------------------------------------------------
Less than $10.00                45,429             1.9         $   6.58         45,429        $   6.58
$525.00 - $1,050.00                826             0.8         $ 665.00            826          665.00
                                ------                                          ------
                                46,255                                          45,255
                                ======                                          ======

         No options or warrants were granted during the year ended December 31, 2001.

         f.       Common Stock Reserved

         The Company has reserved 54,194 shares of common stock for the exercise of options and warrants. Since the conversion price of the Series A Convertible Preferred Stock is related to The Nasdaq Stock Market bid price for the Common Stock, a conversion price is indeterminable; therefore, the Company is presently unable to determine the number of shares issuable upon such conversion.

         g.       Option Grant Approved and Relinquished

         At a Special Meeting of Shareholders held September 25, 2001, Proposal No. 2 sought to approve a Stock Option Grant Agreement for J. Marvin Feigenbaum. This agreement would have granted Mr. Feigenbaum 500,000 options exercisable at $.66 per share. Of these options, 250,000 would have become vested upon the adoption of Proposal No. 2 and the balance would have vested equally on July 31, 2002, and 2003; provided, however, that in the event of a change of control event following the special meeting, all unvested options would have accelerated and immediately vested. Among other matters, the options if granted were to expire seven (7) years from the date of first exercisability. The affirmative approval by a majority of the outstanding

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


8.       STOCKHOLDERS' EQUITY-CONTINUED

shares of common stock was required to approve Proposal No. 2. Management made no recommendation to vote for or against Proposal No. 2. Proposal No. 2 was adopted and approved. Although Proposal No. 2 was approved by the Company's stockholders, on September 26, 2001, Mr. Feigenbaum relinquished any and all rights to the options granted; consequently, the options granted to Mr. Feigenbaum were never issued.

9.       CONTRACT PAYABLE

         A contract payable with a balance of $55,571 at December 31, 2001, represents the balance payable to Brown University from a prior research agreement which is no longer in effect.

10.      INCOME TAXES

         a.       Net Operating Loss Carryforwards

         The Company files consolidated tax returns with its wholly-owned subsidiaries. At December 31, 2001, the Company and its wholly-owned subsidiaries have total net operating loss carry forwards of approximately $23 million for income tax purposes. Approximately $19 million of these carry forwards expire from 2004 through 2021, which may be substantially limited pursuant to Section 382 of Internal Revenue Code.

         The principal components of the Company's deferred tax assets were as follows:


         Deferred tax assets:
         Net operating loss carryforwards                 $ 9,226,000
         Allowance for bad debts                               40,000
         Alternative minimum tax credit                        40,000
         Federal general business tax credits                 150,000
         Other                                                  3,000
                                                          -----------
                                                            9,459,000
         Valuation allowance                               (9,459,000)
                                                          -----------
         Net deferred tax assets                          $         -
                                                          ===========

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


10.      INCOME TAXES-CONTINUED

         Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. The valuation allowance increased by $220,000 in 2001 due to an increase in net operating loss carry forwards.

         b.       Alternative Minimum Income Tax

         An estimated alternative minimum income tax ("AMT") of $65,000 was incurred by the Company for the year ended December 31, 1999, upon the receipt of $3.25 million in cash in connection with the sale of assets of Physicians Clinical Laboratory, Inc. The Company can apply such AMT payments against future non-AMT income taxes, if any.

11.      EMPLOYMENT AGREEMENT

         The Company has an employment agreement with its president and CEO with a term of three years at a base salary of $208,000 through April 30, 2002. Other benefits typical of such agreements are also provided. The Company may terminate the agreement before the end of its term for cause. The Company may also terminate the agreement without any cause by providing severance pay equal to the base salary for the unexpired portion of the agreement plus one year. The Company is obligated to pay the base salary for the unexpired portion of the agreement upon the death or disability of the executive. If the agreement is not renewed at the end of its term, the Company is obligated to pay severance equal to one year's base salary. Upon termination for other than cause or upon resignation during a one year period from a change in control, as defined, severance pay will be provided equal to the base salary for the unexpired portion of the agreement plus one year. On April 30, 2002, Mr. J. Marvin Feigenbaum's employment agreement expired by its terms and was not renewed. However, Mr. Feigenbaum remains the Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company on an at-will employment basis. Effective May 1, 2002, as per the terms of the Employment Agreement, the Company accrued a severance payment of $208,000.

12.      LITIGATION

         During 2001, an action was instituted in the Superior Court of the State of California, County of Los Angeles, Case No. BC 255622, by Richard M. Brooks ("Brooks") against Oaktree Capital Management LLC ("Oaktree") and Nu-Tech Bio-Med, Inc. (now known as United Diagnostic, Inc.). Brooks was the Chief Financial Officer of Physicians Clinical Laboratory, Inc. ("PCL"). This action arises out of the Company's acquisition of a majority interest in PCL, PCL's Chapter 11 bankruptcy proceedings and subsequent sale of certain shares of the common stock of PCL by the Company to Oaktree in prior years. The plaintiff seeks to assert liability

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000


12. LITIGATION-CONTINUED

against the defendants for approximately $3.5 million with respect to an administrative claim which Brooks claims to have had against PCL and which he could not collect on because the proceeds of the May 1999 sale of PCL's assets allegedly went to Oaktree and Nu-Tech Bio-Med, Inc. A Demurrer was filed by the defendants, which was granted by the Court with leave to replead and, upon plaintiff filing a First Amended Complaint, the Demurrer to that complaint was also sustained. The plaintiff has taken an appeal from the lower court's action and if the plaintiff were to be successful on such appeal, the litigation could then proceed in the lower court. Due to the fact that the Company had no assets or means available to it to retain or pay counsel, the Company determined not to take any active role in the appeal, but rather rely on the positions taken by Oaktree, its co-defendant. Oral argument has been scheduled by the court for February 23, 2003. In the event, the court reverses the decision, sustaining the Demurrer, the case will then proceed in the lower court. The ultimate outcome of this litigation cannot be presently determined.

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

3.6* Amendment to the Registrant's Certificate of Incorporation filed with the Secretary of State of Delaware on December 23, 1998 (filed as Exhibit 3.6 to Report on Form 10-KSB for the fiscal year ended December 31, 1997).

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

16.2* Letter from Grant Thornton LLP required pursuant to Rule 304(a)3 of Regulation S-B.

21.1         List of Subsidiaries of the Company

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

99.16        Certification of the Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.17        Certification of the Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.18        Certification of the Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.19        Certification of the Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002