Form 10QSB
period 2002-03-31
UNITED DIAGNOSTIC INC
filed 2003-02-04
CIK 716778

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

/__/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to __________________

                           Commission File No. 0-11772
                                               -------

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

       -------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report.)

     Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes __                   No ___

     As of February 4, 2003, there were issued and outstanding 682,622 shares of common stock of the registrant.

                  Transitional small business disclosure format

                           Yes             No  X
                               ---            ---

                             United Diagnostic, Inc.

                         Quarterly Report on Form 10-QSB

                                Table of Contents
                                                                          PAGE

PART I      FINANCIAL INFORMATION

Item 1.     Financial Statements                                            3

            Consolidated Balance Sheets as of March 31, 2002, and
            December 31, 2001                                               3

            Consolidated Statements of Operations for the three months
            ended March 31, 2002, and 2001                                  4

            Consolidated Statements of Cash Flows for the three months
            ended March 31, 2002, and 2001                                  5

            Notes to Consolidated Financial Statements                      6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       9

Item 3.     Controls and Procedures                                        12

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                              13

Item 2.     Changes in Securities                                          13

Item 3.     Defaults Upon Senior Securities                                13

Item 4.     Submission of Matters to a Vote of Security Holders            13

Item 5.     Other Information                                              13

Item 6.     Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                                 16

EXHIBIT INDEX                                                              17

CERTIFICATIONS                                                             18

                    United Diagnostic, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                   MARCH 31
                                                     2002          December 31
                                                  (UNAUDITED)         2001
                                                  -----------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                     $           -    $      4,540
  Prepaid expenses and other current assets             4,574           7,637
                                                -------------    ------------
                                                $       4,574    $     12,177
                                                =============    ============

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
  Notes payable                                 $      65,888    $     65,888
  Accounts payable                                    212,928         212,430
  Accrued expenses                                     61,235          51,550
  Due to officers                                      72,480          12,079
  Contract payable                                     55,571          55,571
                                                -------------    ------------
    Total current liabilities                         468,102         397,518
                                                -------------    ------------

Contingencies

Capital deficiency
  Series A convertible preferred stock, $.01 par
    value; 2,000,000 authorized; 2,826 issued and
    outstanding (liquidation preference of
    $2,826,000) at March 31, 2002, and
    December 31, 2001, respectively                       28               28
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 682,622 shares issued and
    outstanding at March 31, 2002, and
    December 31, 2001, respectively                    6,826            6,826
  Capital in excess of par value                  59,716,870       59,716,870
  Accumulated deficit                            (60,187,252)     (60,109,065)
                                                -------------    ------------
Total capital deficiency                            (463,528)        (385,341)
                                                -------------    ------------
                                                $      4,574     $     12,177
                                                =============    ============


See notes to consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                   (Unaudited)



                                             FOR THE THREE MONTHS ENDED MARCH 31
                                                     2002             2001
                                             ------------------  ---------------
Revenues:                                       $          -     $           -

Operating costs and expenses:
  General and administrative                          76,622           161,758
  Depreciation                                             -               462
                                                ------------     -------------
Total operating costs and expenses                    76,622           162,220
                                                ------------     -------------
Operating loss                                       (76,622)         (162,220)
                                                ------------     -------------
Other income (expense):
  Interest and other income                                -            11,043
  Interest expense                                    (1,565)           (1,804)
                                                ------------     -------------
Total other income (expenses)                         (1,565)            9,239
                                                ------------     -------------
Net loss                                        $    (78,187)    $    (152,981)
                                                ============     =============
Net loss per common share - basic and diluted   $      (0.11)    $       (0.22)
                                                ============     =============
Weighted average shares outstanding                  682,622           682,622
                                                ============     =============











See notes to consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                             FOR THE THREE MONTHS ENDED MARCH 31
                                                     2002             2001
                                             ------------------  ---------------
OPERATING ACTIVITIES:
Net loss                                        $    (78,187)    $   (152,981)
Adjustment to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                           -              462
    Changes in operating assets and
    liabilities:
      Prepaids, other current assets
        and deposits                                   3,063          (10,994)
      Accounts payable and accrued
        expenses                                      10,183           25,163
      Compensation and fees to officers               60,401                -
                                                ------------     ------------
Net cash used in operating activities                 (4,540)        (138,350)
                                                ------------     ------------
Net decrease in cash and cash equivalents             (4,540)        (138,350)
Cash and cash equivalents at beginning of
  period                                               4,540          540,839
                                                ------------     ------------
Cash and cash equivalents at end of period      $          -     $    402,489
                                                ============     ============
Supplemental disclosure of cash flow
  information:
  Interest paid                                 $          -     $      1,804


















See notes to consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    For the three months ended March 31, 2002

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

         In the opinion of management of United Diagnostic, Inc., the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002, and 2001.

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Analytical Biosystems Corporation ("ABC") (inactive since November 3, 1997). All material intercompany transactions and balances have been eliminated. Where appropriate, prior year amounts have been reclassified for comparative purposes.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

2.       Subsequent Events

         a.       Expiration of Employment Agreement

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

         In furtherance of the Board's action, the Company expects to convert an aggregate of $63,185 of loan repayments and other obligations owed by the Company as of October 25, 2002, to Mr. J. Marvin Feigenbaum into 6,318,500 shares of the Company's common stock at an estimated fair value of $0.01 per share, which is also the par value of common stock. Such shares of common stock will be issued in full payment and satisfaction of the $63,185 owed by the Company to Mr. Feigenbaum, which consists of: (i) a $15,000 demand loan made by Mr. Feigenbaum to the Company on October 17, 2002, to assist the Company in paying certain of its expenses; (ii) $28,185, representing accrued but unpaid reimbursement of medical, life and other insurance premiums and other expenses which the Company was obligated to pay on Mr. Feigenbaum's behalf under the terms of his employment agreement with the Company, which expired in April 2002; and (iii) $20,000 of an aggregate of $280,000, representing accrued but unpaid salary owed to Mr. Feigenbaum under the terms of his employment agreement with the Company. The remaining $260,000 of accrued salary owed by the Company to Mr. Feigenbaum will remain an unpaid obligation of the Company.

         In addition, the Company expects to convert an aggregate of $17,000 of loan repayments and other obligations owed by the Company to David Sterling into 1,700,000 shares of the Company's common stock at an estimated fair value of $0.01 per share, which is also the par value of common stock. Such shares of common stock will be issued in full payment and satisfaction of the $17,000 owed by the Company to Mr. Sterling, which consists of: (i) a $5,000 demand loan made by Mr. Sterling to the Company on August 22, 2002, to assist the Company in paying certain of its expenses; and (ii) $12,000, representing accrued but unpaid fees owed to Mr. Sterling relating to his service to the Company as a member of the Board of Directors. As part of this transaction, upon the issuance of the shares, Mr. Sterling will waive his right to receive any future fees for his service to the Company as a director until such time as the Company completes a private placement of securities in which the Company receives net proceeds of not less than $2,000,000.

3. Contingencies

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

Three months ended March 31, 2002, compared with three months ended March 31,
2001

         Results of Operations

         The Company reported no operating revenues for the three months ended March 31, 2002, and 2001.

         Total operating costs and expenses for the three months ended March 31, 2002, were $76,622 compared to $162,220 for the three months ended March 31, 2001. The decrease of $85,598 is primarily due to a decrease in general and administrative expenses.

         General and administrative expenses for the three months ended March 31, 2002, were $76,622 compared to $161,758 for the three months ended March 31, 2001. The decrease of $85,136 is primarily due to a reduction in administrative salaries, insurances, professional fees and travel expenses.

         Operating loss for the three months ended March 31, 2002, was $76,622 compared to $162,220 for the three months ended March 31, 2001. The decrease of $85,598 is due to a decrease in total operating costs and expenses.

         The Company did not receive any interest and other income for the three months ended March 31, 2002, due to the use of cash and cash equivalents upon which interest is earned. For the three months ended March 31, 2001, interest and other income was $11,043.

         Interest expense for the three months ended March 31, 2002, was $1,565 compared to $1,804 for the three months ended March 31, 2001.

         Net loss for the three months ended March 31, 2002, was $78,187 as compared to $152,981 for the three months ended March 31, 2001. The decrease of $74,794 in net loss is primarily due to a decrease in general and administrative expenses, offset by a decrease in interest income.

         Net loss per share of Common Stock for the three months ended March 31, 2002, was $.11 compared to $.22 for the three months ended March 31, 2001. The decrease is due to a reduction in net loss. Weighted average shares were 682,622 for the three months ended March 31, 2002, and 2001.

Liquidity and Capital Resources

         The Company did not have any cash or cash equivalents at March 31, 2002, as compared to $4,540 at December 31, 2001. The remaining funds of $4,540 at December 31, 2001, were expended during the first quarter to pay certain operating expenses.

         Total current assets were $4,574 at March 31, 2002, as compared to $12,177 at December 31, 2001. The decrease of $7,603 is primarily due to a reduction in cash as well as prepaid expenses.

         Prepaid expenses and other current assets were $4,574 at March 31, 2002, as compared to $7,637 at December 31, 2001. The decrease of $3,063 is primarily due to the non-renewal of certain insurance policies.

         Total assets at March 31, 2002, were $4,574 as compared to $12,177 at December 31, 2001. The decrease of $7,603 is primarily due to a reduction in cash as well as prepaid expenses.

         Total current liabilities at March 31, 2002, were $468,102 as compared to $397,518 at December 31, 2001. The increase of $70,584 is primarily due to increases in accrued expenses of approximately $9,685 and amounts due to officers of approximately $60,401.

         Amounts due to officers represents certain debts owed by the Company to its officers and directors to be converted into shares of the Company's common stock (see Issuance of Common Shares).

         Issuance of Common Shares

         On October 25, 2002, the Board of Directors of the Company approved the conversion of certain debts owed by the Company to Mr. J. Marvin Feigenbaum and David Sterling into shares of the Company's common stock. Mr. Feigenbaum and Mr. Sterling constitute the Board of Directors of the Company, and Mr. Feigenbaum also is the Company's Chairman, President Chief Executive Officer and Chief Financial Officer.

         In furtherance of the Board's action, the Company expects to convert an aggregate of $63,185 of loan repayments and other obligations owed by the Company as of October 25, 2002, to Mr. J. Marvin Feigenbaum into 6,318,500 shares of the Company's common stock at an estimated fair value of $0.01 per share, which is the par value of common stock. Such shares of common stock will be issued in full payment and satisfaction of the $63,185 owed by the Company to Mr. Feigenbaum, which consists of: (i) a $15,000 demand loan made by Mr. Feigenbaum to the Company on October 17, 2002, to assist the Company in paying certain of its expenses; (ii) $28,185, representing accrued but unpaid reimbursement of medical, life and other insurance premiums and other expenses which the Company was obligated to pay on Mr. Feigenbaum's behalf under the terms of his employment agreement with the Company, which expired in April 2002; and (iii) $20,000 of an aggregate of $280,000, representing accrued but unpaid salary owed to Mr. Feigenbaum under the terms of his employment agreement with the Company. The remaining $260,000 of accrued salary owed by the Company to Mr. Feigenbaum will remain an unpaid obligation of the Company.

         In addition, the Company expects to convert an aggregate of $17,000 of loan repayments and other obligations owed by the Company to David Sterling into 1,700,000 shares of the Company's common stock at an estimated fair value of $0.01 per share, which is also the par value of the common stock Such shares of common stock will be issued in full payment and satisfaction of the $17,000 owed by the Company to Mr. Sterling, which consists of: (i) a $5,000 demand loan made by Mr. Sterling to the Company on August 22, 2002, to assist the Company in paying certain of its expenses; and (ii) $12,000, representing accrued but unpaid fees owed to Mr. Sterling relating to his service to the Company as a member of the Board of Directors. As part of this transaction, upon the issuance of the shares, Mr. Sterling will waive his right to receive any future fees for his service to the Company as a director until such time as the Company completes a private placement of securities in which the Company receives net proceeds of not less than $2,000,000.

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

         The Company did not have any cash or cash equivalents at March 31, 2002. The Company's remaining cash and cash equivalents at December 31, 2001, was approximately $4,540. Through March 31, 2002, the Company generated no cash from operating activities. The Company had a working capital deficiency of approximately $464,000 at March 31, 2002.

         There can be no assurance that the Company will be able to identify and obtain a viable business through which it can generate operating revenues. Additionally, no assurance can be given that such an investment would result in achieving profitability or positive cash flows. The ability of the Company to obtain additional financing or to achieve an adequate level of revenues is dependent upon future events, the outcome of which is presently not determinable. While the Company may seek to raise additional funds through debt or equity financing, no assurance may be given that the Company will be able to do so or, if that such financing is available, that same will be on terms acceptable to the Company.

         Effects of Inflation

         The Company does not view the effects of inflation to have a material effect upon its business.

         Historical Losses and Stockholders' Capital Deficiency

         Since inception (February 1, 1982) through March 31, 2002, the Company has incurred an accumulated deficit of approximately $60,187,000. For the fiscal years ended December 31, 2001, 2000, and the three months ended March 31, 2002, the Company incurred net losses of approximately $587,000, $989,000, and $78,000, respectively. The amount of stockholders' capital deficiency at March 31, 2002, was approximately $464,000. There can be no assurance that the Company will be able to ultimately identify or acquire any new business or the Company will have adequate financial resources with which to consummate potential transactions that may become available to the Company. With the exception of the fiscal year ended December 31, 1999, since 1981 the Reports on the Company's financial statements have contained an explanatory paragraph disclosing that substantial doubt existed about the Company's ability to continue as a going concern.

         Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island

         In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of March 31, 2002, was approximately $66,000). All of the SBLFC loans, including those which were subject to the patent security interest, were further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In June 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $600 per month. The Company is not in compliance with certain terms of these loans. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral.

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

                  None

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

         In furtherance of the Board's action, the Company will convert an aggregate of $63,185 of loan repayments and other obligations owed by the Company as of October 25, 2002, to Mr. J. Marvin Feigenbaum into 6,318,500 shares of the Company's common stock at an estimated fair value of $0.01 per share, which is also par value for the Common Stock. Such shares of common stock will be issued in full payment and satisfaction of the $63,185 owed by the Company to Mr. Feigenbaum, which consists of: (i) a $15,000 demand loan made by Mr. Feigenbaum to the Company on October 17, 2002, to assist the Company in paying certain of its expenses; (ii) $28,185, representing accrued but unpaid reimbursement of medical, life and other insurance premiums and other expenses which the Company was obligated to pay on Mr. Feigenbaum's behalf under the terms of his employment agreement with the Company, which expired in April 2002; and (iii) $20,000 of an aggregate of $280,000, representing accrued but unpaid salary owed to Mr. Feigenbaum under the terms of his employment agreement with the Company. The remaining $260,000 of accrued salary owed by the Company to Mr. Feigenbaum will remain an unpaid obligation of the Company.

         In addition, the Company will convert an aggregate of $17,000 of loan repayments and other obligations owed by the Company to David Sterling into 1,700,000 shares of the Company's common stock at an estimated fair value of $0.01 per share, which is also par value for the Common Stock. Such shares of common stock will be issued in full payment and satisfaction of the $17,000 owed by the Company to Mr. Sterling, which consists of: (i) a $5,000 demand loan made by Mr. Sterling to the Company on August 22, 2002, to assist the Company in paying certain of its expenses; and (ii) $12,000, representing accrued but unpaid fees owed to Mr. Sterling relating to his service to the Company as a member of the Board of Directors. As part of this transaction, upon the issuance of the shares, Mr. Sterling will waive his right to receive any future fees for his service to the Company as a director until such time as the Company completes a private placement of securities in which the Company receives net proceeds of not less than $2,000,000.


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

         (b)      Reports on Form 8-K

         During the quarter ended March 31, 2002, there were no reports filed on Form 8-K by the Registrant.

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