Form 10QSB
period 2002-06-30
UNITED DIAGNOSTIC INC
filed 2003-02-04
CIK 716778

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

For the quarterly period ended June 30, 2002

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

         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report.)

         Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

  Yes ___                  No ___

         As of February 4, 2003, there were issued and outstanding 682,622 shares of common stock of the registrant.

                  Transitional small business disclosure format

                           Yes                 No X
                              ---                ---

                             United Diagnostic, Inc.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                            PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

         Consolidated Balance Sheets as of June 30, 2002, and
         December 31, 2001                                                     3

         Consolidated Statements of Operations for the three and six months
         ended June 30, 2002, and 2001                                         4

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2002, and 2001                                         5

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             9

Item 3.  Controls and Procedures                                              13

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings                                           14

Item 2.           Changes in Securities                                       14

Item 3.           Defaults Upon Senior Securities                             14

Item 4.           Submission of Matters to a Vote of Security Holders         14

Item 5.           Other Information                                           14

Item 6.           Exhibits and Reports on Form 8-K                            15

SIGNATURES                                                                    17

EXHIBIT INDEX                                                                 18

CERTIFICATIONS                                                                19

                    United Diagnostic, Inc. and Subsidiaries
                           Consolidated Balance Sheets



                                                    JUNE 30
                                                     2002          December 31
                                                  (UNAUDITED)         2001
                                                  -----------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                     $           -    $      4,540
  Prepaid expenses and other current assets             3,634           7,637
                                                -------------    ------------
                                                $       3,634    $     12,177
                                                =============    ============

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
  Notes payable                                 $      65,888    $     65,888
  Accounts payable                                    212,930         212,430
  Accrued expenses                                     76,148          51,550
  Due to officers                                     309,488          12,079
  Contract payable                                     55,571          55,571
                                                -------------    ------------
    Total current liabilities                         720,025         397,518
                                                -------------    ------------

Contingencies

Capital deficiency
  Series A convertible preferred stock,
    $.01 par value; 2,000,000 authorized;
    2,826 issued and outstanding (liquidation
    preference of $2,826,000) at June 30, 2002,
    and December 31, 2001, respectively                   28               28
  Common stock, $.01 par value; 50,000,000
    shares authorized; 682,622 shares issued
    and outstanding at June 30, 2002, and
    December 31, 2001, respectively                    6,826            6,826
  Capital in excess of par value                  59,716,870       59,716,870
  Accumulated deficit                            (60,440,115)     (60,109,065)
                                                -------------    ------------
Total capital deficiency                            (716,391)        (385,341)
                                                -------------    ------------
                                                $      3,634     $     12,177
                                                =============    ============


See notes to consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                   FOR THE THREE MONTHS ENDED JUNE 30       FOR THE SIX MONTHS ENDED JUNE 30
                                                          2002              2001                  2002              2001
                                                   ------------------  --------------      ------------------  --------------
Revenues:                                             $          -     $           -          $          -     $           -

Operating costs and expenses:
  General and administrative                               251,298           167,247               327,920           329,005
  Depreciation                                                   -               463                     -               925
                                                      ------------     -------------          ------------     -------------
Total operating costs and expenses                         251,298           167,710               327,920           329,930
                                                      ------------     -------------          ------------     -------------
Operating loss                                            (251,298)         (167,710)             (327,920)         (329,930)
                                                      ------------     -------------          ------------     -------------
Other income (expense):
  Interest and other income                                      -             4,419                     -            15,462
  Interest expense                                          (1,565)           (1,688)               (3,130)           (3,492)
                                                      ------------     -------------          ------------     -------------
Total other income (expenses)                               (1,565)            2,731                (3,130)           11,970
                                                      ------------     -------------          ------------     -------------
Net loss                                              $   (252,863)    $    (164,979)         $   (331,050)    $    (317,960)
                                                      ============     =============          ============     =============
Net loss per common share - basic and diluted         $      (0.37)    $       (0.24)         $      (0.48)    $       (0.47)
                                                      ============     =============          ============     =============
Weighted average shares outstanding                        682,622           682,622               682,622           682,622
                                                      ============     =============          ============     =============









See notes to consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)



                                              FOR THE SIX MONTHS ENDED JUNE 31
                                                     2002             2001
                                             ------------------  ---------------
OPERATING ACTIVITIES:
Net loss                                        $   (331,050)    $   (317,960)
Adjustment to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                           -              925
    Changes in operating assets and
    liabilities:
      Prepaids, other current assets
        and deposits                                   4,003          (11,781)
      Accounts payable and accrued
        expenses                                      25,098           28,384
      Due to officers - compensation
        (including severance), fees
        and expenses                                 297,409                -
                                                ------------     ------------
Net cash used in operating activities                 (4,540)        (300,432)
                                                ------------     ------------

FINANCING ACTIVITIES:
Repayment of note payable                                  -          (10,000)
                                                ------------     ------------
Net cash used in financing activites                       -          (10,000)
                                                ------------     ------------
Net decrease in cash and cash equivalents             (4,540)        (310,432)
Cash and cash equivalents at beginning of
  period                                               4,540          540,839
                                                ------------     ------------
Cash and cash equivalents at end of period      $          -     $    230,407
                                                ============     ============
Supplemental disclosure of cash flow
  information:
   Interest paid                                $          -     $      3,492












See notes to consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     For the six months ended June 30, 2002

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

         In the opinion of management of United Diagnostic, Inc., the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at June 30, 2002, and the results of operations and cash flows for the three and six months ended June 30, 2002, and 2001.

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Analytical Biosystems Corporation ("ABC") (inactive since November 3, 1997). All material intercompany transactions and balances have been eliminated. Where appropriate, prior year amounts have been reclassified for comparative purposes.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

3.       Subsequent Event

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

4.       Contingencies

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


Three months ended June 30, 2002, compared with three months ended June 30, 2001


         Results of Operations

         The Company reported no operating revenues for the three months ended June 30, 2002, and 2001.

         Total operating costs and expenses for the three months ended June 30, 2002, were $251,298 compared to $167,710 for the three months ended June 30, 2001. The increase of $83,588 is primarily due to the Company recording a severance payment of $208,000 due upon expiration of an employment agreement on April 30, 2002, offset by a decrease in most other general and administrative expenses.

         General and administrative expenses for the three months ended June 30, 2002, were $251,298 compared to $167,247 for the three months ended June 30, 2001. The increase of $84,051 is primarily due to the Company recording a severance payment of $208,000 due upon expiration of an employment agreement on April 30, 2002, offset by a reduction in administrative salaries, professional fees, travel and other operating expenses.

         Operating loss for the three months ended June 30, 2002, was $251,298 compared to $167,710 for the three months ended June 30, 2001. The increase of $83,588 is due to an increase in total operating costs and expenses.

         The Company did not receive any interest and other income for the three months ended June 30, 2002, due to the use of cash and cash equivalents upon which interest is earned. For the three months ended June 30, 2001, interest and other income was $4,419.

         Interest expense for the three months ended June 30, 2002, was $1,565 as compared to $1,688 for the three months ended June 30, 2001.

         Net loss for the three months ended June 30, 2002, was $252,863 as compared to $164,979 for the three months ended June 30, 2001. The increase of $87,884 in net loss is primarily due to an increase in general and administrative expenses.

         Net loss per share of Common Stock for the three months ended June 30, 2002, was $.37 compared to $.24 for the three months ended June 30, 2001. The increase is primarily due to an increase in net loss. Weighted average shares were 682,622 for the three months ended June 30, 2002, and 2001.

Six months ended June 30, 2002, compared with six months ended June 30, 2001

         Results of Operations

         The Company reported no operating revenues for the six months ended June 30, 2002, and 2001.

         Total operating costs and expenses for the six months ended June 30, 2002, were $327,920 compared to $329,930 for the six months ended June 30, 2001. The decrease of $2,010 is primarily due to a decrease in most general and administrative expenses, offset by the Company recording a severance payment of $208,000 due upon expiration of an employment agreement on April 30, 2002.

         General and administrative expenses for the six months ended June 30, 2002, were $327,920 compared to $329,005 for the six months ended June 30, 2001. The decrease of $1,085 is primarily due to a decrease in administrative salaries, professional fees, travel and other operating expenses, offset by the company recording a severance payment of $208,000 due upon expiration of an employment agreement on April 30, 2002.

         Operating loss for the six months ended June 30, 2002, was $327,920 compared to $329,930 for the six months ended June 30, 2001. The decrease of $2,010 is due to a decrease in total operating costs and expenses.

         The Company did not receive any interest and other income for the six months ended June 30, 2002, due to the use of cash and cash equivalents upon which interest is earned. For the six months ended June 30, 2001, interest and other income was $15,462.

         Interest expense for the six months ended June 30, 2002, was $3,130 as compared to $3,492 for the six months ended June 30, 2001.

         Net loss for the six months ended June 30, 2002, was $331,050 as compared to $317,960 for the six months ended June 30, 2001. The increase of $13,090 in net loss is primarily due to an increase in general and administrative expenses.

         Net loss per share of Common Stock for the six months ended June 30, 2002, was $.48 compared to $.47 for the six months ended June 30, 2001. The increase is primarily due to an increase in net loss. Weighted average shares were 682,622 for the six months ended June 30, 2002, and 2001.


Liquidity and Capital Resources

         The Company did not have any cash or cash equivalents at June 30, 2002, as compared to $4,540 at December 31, 2001. The remaining funds of $4,540 at December 31, 2001, were expended during the first quarter to pay certain expenses.

         Total current assets were $3,634 at June 30, 2002, as compared to $12,177 at December 31, 2001. The decrease of $8,543 is primarily due to a reduction in cash as well as prepaid expenses.

         Prepaid expenses and other current assets were $3,634 at June 30, 2002, as compared to $7,637 at December 31, 2001. The decrease of $4,003 is primarily due to the non-renewal of certain insurance policies.

         Total assets at June 30, 2002, were $3,634 as compared to $12,177 at December 31, 2001. The decrease of $8,543 is primarily due to a reduction in cash as well as prepaid expenses.

         Total current liabilities at June 30, 2002, were $720,025 as compared to $397,518 at December 31, 2001. The increase of $322,507 is primarily due to increases in accrued expenses of $24,598 and amounts due to officers of $297,409, of which $208,000 is attributable to the Company recording a severance payment due upon expiration of an employment agreement on April 30, 2002.

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

         The Company did not have any cash or cash equivalents at June 30, 2002. The Company's remaining cash and cash equivalents at December 31, 2001, were $4,540. Through June 30, 2002, the Company generated no cash from operating activities. The Company had a working capital deficiency of approximately $716,000 at June 30, 2002.

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


         Historical Losses and Stockholders' Capital Deficiency

         Since inception (February 1, 1982) through June 30, 2002, the Company has incurred an accumulated deficit of approximately $60,440,000. For the fiscal years ended December 31, 2001, 2000, and the six months ended June 30, 2002, the Company incurred net losses of approximately $587,000, $989,000, and $331,000, respectively. The amount of stockholders' capital deficiency at June 30, 2002, was approximately $716,000. There can be no assurance that the Company will be able to ultimately identify or acquire any new business or the Company will have adequate financial resources with which to consummate potential transactions that may become available to the Company. Additionally, with the exception of the fiscal year ended December 31, 1999, since 1981 the Reports on the Company's financial statements contained an explanatory paragraph disclosing that substantial doubt existed about the Company's ability to continue as a going concern.


         Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island

         In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of June 30, 2002, was approximately $66,000). All of the SBLFC loans, including those which were subject to the patent security interest, were further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In June 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $600 per month. The Company is not in compliance with certain terms of these loans. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral.


Item 3.  Controls and Procedures

Changes in Internal Controls

         There were no significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the date of the evaluation conducted by our Chief Executive Officer and Chief Financial Officer.






                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None


Item 5.  Other Information


Certain Relationships and Related Party Transactions

         On October 25, 2002, the Board of Directors of the Company approved the conversion of certain debts owed by the Company at this date to Mr. J. Marvin Feigenbaum and David Sterling into shares of the Company's common stock. Mr. Feigenbaum and Mr. Sterling constitute the Board of Directors of the Company, and Mr. Feigenbaum also is the Company's Chairman, President, Chief Executive Officer and Chief Financial Officer.

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

         During the quarter ended June 30, 2002, there were no reports filed on Form 8-K by the Registrant.

                                   SIGNATURES


         In accordance with requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            UNITED DIAGNOSTIC, INC.

Dated:   February 4, 2003                   by: /s/ J. Marvin Feigenbaum
                                                ---------------------------
                                                J. Marvin Feigenbaum
                                                President,
                                                Chief Executive Officer and
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