Form 10QSB
period 2002-09-30
UNITED DIAGNOSTIC INC
filed 2003-02-04
CIK 716778

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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


       ------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

                             United Diagnostic, Inc.

                         Quarterly Report on Form 10-QSB

                                Table of Contents
                                                                          PAGE
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements                                             3

          Consolidated Balance Sheets as of September 30, 2002, and
          December 31, 2001                                                3

          Consolidated Statements of Operations for the three and nine
          months ended September 30, 2002, and 2001                        4

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2002, and 2001                               5

          Notes to Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        9

Item 3.   Controls and Procedures                                         13

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                               14

Item 2.   Changes in Securities                                           14

Item 3.   Defaults Upon Senior Securities                                 14

Item 4.   Submission of Matters to a Vote of Security Holders             14

Item 5.   Other Information                                               14

Item 6.   Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                                16

EXHIBIT INDEX                                                             17

CERTIFICATIONS                                                            18

                    United Diagnostic, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                  SEPEMBER 30
                                                     2002          December 31
                                                  (UNAUDITED)         2001
                                                  -----------      -----------
ASSETS
Current assets:
  Cash and cash equivalents                     $       5,123    $      4,540
  Prepaid expenses and other current assets             2,694           7,637
                                                -------------    ------------
                                                $       7,817    $     12,177
                                                =============    ============

LIABILITIES AND CAPITAL DEFICIENCY
Current liabilities:
  Notes payable                                 $      65,888    $     65,888
  Accounts payable                                    219,145         212,430
  Accrued expenses                                     79,715          51,550
  Due to officers                                     324,083          12,079
  Contract payable                                     55,571          55,571
                                                -------------    ------------
    Total current liabilities                         744,402         397,518
                                                -------------    ------------

Contingencies

Capital deficiency
  Series A convertible preferred stock, $.01 par
    value; 2,000,000 authorized; 2,826 issued and
    outstanding (liquidation preference of
    $2,826,000) at September 30, 2002, and
    December 31, 2001, respectively                       28               28
  Common stock, $.01 par value; 50,000,000 shares
    authorized; 682,622 shares issued and
    outstanding at September 30, 2002, and
    December 31, 2001, respectively                    6,826            6,826
  Capital in excess of par value                  59,716,870       59,716,870
  Accumulated deficit                            (60,460,309)     (60,109,065)
                                                -------------    ------------
Total capital deficiency                            (736,585)        (385,341)
                                                -------------    ------------
                                                $      7,817     $     12,177
                                                =============    ============










See notes to consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                        FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                              SEPTEMBER 30                             SEPTEMBER 30
                                                          2002              2001                  2002              2001
                                                   ------------------  --------------      ------------------  --------------
Revenues:                                             $          -     $           -          $          -     $           -
                                                      ------------     -------------          ------------     -------------
Operating costs and expenses:
  General and administrative                                18,630           158,059               346,550           487,064
  Depreciation                                                   -               463                     -             1,388
                                                      ------------     -------------          ------------     -------------
Total operating costs and expenses                          18,630           158,522               346,550           488,452
                                                      ------------     -------------          ------------     -------------
Operating loss                                             (18,630)         (158,522)             (346,550)         (488,452)
                                                      ------------     -------------          ------------     -------------
Other income (expense):
  Interest and other income                                      -             1,216                     -            16,678
  Interest expense                                          (1,564)             (516)               (4,694)           (4,008)
                                                      ------------     -------------          ------------     -------------
Total other income (expenses)                               (1,564)              700                (4,694)           12,670
                                                      ------------     -------------          ------------     -------------
Net loss                                              $    (20,194)    $    (157,822)         $   (351,244)    $    (475,782)
                                                      ============     =============          ============     =============
Net loss per common share - basic and diluted         $      (0.03)    $       (0.23)         $      (0.51)    $       (0.70)
                                                      ============     =============          ============     =============
Weighted average shares outstanding                        682,622           682,622               682,622           682,622
                                                      ============     =============          ============     =============








See notes to consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                                  2002                 2001
                                          ------------------      --------------
OPERATING ACTIVITIES:
Net loss                                     $   (351,244)        $   (475,782)
Adjustment to reconcile net loss to net
  cash provided by (used in) operating
  activities:
    Depreciation                                        -                1,388
    Changes in operating assets and
    liabilities:
      Prepaids, other current assets
        and deposits                                4,943               (5,303)
      Accounts payable and accrued
        expenses                                   34,880               46,370
      Due to officers - compensation
        (including severance), fees and
        expenses                                  312,004                5,564
                                             ------------         ------------
Net cash provided by (used in) operating
  activities                                          583             (427,762)
                                             ------------         ------------

FINANCING ACTIVITIES:
Repayment of note payable                               -              (10,000)
                                             ------------         ------------
Net cash used in financing activities                   -              (10,000)
                                             ------------         ------------
Net increase (decrease) in cash and cash
  equivalents                                         583             (437,762)
Cash and cash equivalents at beginning of
  period                                            4,540              540,839
                                             ------------         ------------
Cash and cash equivalents at end of period   $      5,123         $    103,077
                                             ============         ============
Supplemental disclosure of cash flow
  information:
  Interest paid                              $          -         $      4,008













See notes to consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  For the nine months ended September 30, 2002

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

         In the opinion of management of United Diagnostic, Inc., the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of the Company at September 30, 2002, and the results of operations and cash flows for the three and nine months ended September 30, 2002, and 2001.

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Analytical Biosystems Corporation ("ABC") (inactive since November 3, 1997). All material intercompany transactions and balances have been eliminated. Where appropriate, prior year amounts have been reclassified for comparative purposes.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

Three months ended September 30, 2002, compared with three months ended September 30, 2001

         Results of Operations

         The Company reported no operating revenues for the three months ended September 30, 2002, and 2001.

         Total operating costs and expenses for the three months ended September 30, 2002, were $18,630 compared to $158,522 for the three months ended September 30, 2001. The decrease of $139,892 is primarily due to a reduction in all general and administrative expenses.

         General and administrative expenses for the three months ended September 30, 2002, were $18,630 compared to $158,059 for the three months ended September 30, 2001. The decrease of $139,429 is primarily due to a reduction in salary expenses, professional fees, travel and other operating expenses.

         Operating loss for the three months ended September 30, 2002, was $18,630 compared to $158,522 for the three months ended September 30, 2001. The decrease of $139,892 is due to a decrease in total operating costs and expenses.

         The Company did not receive any interest and other income for the three months ended September 30, 2002, due to the use of cash and cash equivalents upon which interest is earned. For the three months ended September 30, 2001, interest and other income was $1,216.

         Interest expense for the three months ended September 30, 2002, was $1,564 as compared to $516 for the three months ended September 30, 2001.

         Net loss for the three months ended September 30, 2002, was $20,194 as compared to $157,822 for the three months ended September 30, 2001. The decrease of $137,628 in net loss is primarily due to a decrease in general and administrative expenses.

         Net loss per share of Common Stock for the three months ended September 30, 2002, was $.03 compared to $.23 for the three months ended September 30, 2001. The decrease is primarily due to a decrease in net loss. Weighted average shares were 682,622 for the three months ended September 30, 2002, and 2001.

Nine months ended September 30, 2002, compared with nine months ended September 30, 2001

         Results of Operations

         The Company reported no operating revenues for the nine months ended September 30, 2002, and 2000.

         Total operating costs and expenses for the nine months ended September 30, 2002, were $346,550 compared to $488,452 for the nine months ended September 30, 2001. The decrease of $141,902 is primarily due to a decrease in most general and administrative expenses, offset by the Company recording a severance payment of $208,000 due upon expiration of an employment agreement on April 30, 2002.

         General and administrative expenses for the nine months ended September 30, 2002, were $346,550 compared to $487,064 for the nine months ended September 30, 2001. The decrease of $140,514 is primarily due to a decrease in administrative salaries, professional fees, travel and other operating expenses, offset by the Company recording a severance payment of $208,000 due upon expiration of an employment agreement on April 30, 2002.

         Operating loss for the nine months ended September 30, 2002, was $346,550 compared to $488,452 for the nine months ended September 30, 2001. The decrease of $141,902 is due to a decrease in total operating costs and expenses.

         The Company did not receive any interest and other income for the nine months ended September 30, 2002, due to the use of cash and cash equivalents upon which interest is earned. For the nine months ended September 30, 2001, interest and other income was $16,678.

         Interest expense for the nine months ended September 30, 2002, was $4,694 as compared to $4,008 for the nine months ended September 30, 2001.

         Net loss for the nine months ended September 30, 2002, was $351,244 as compared to $475,782 for the nine months ended September 30, 2001. The decrease of $124,538 in net loss is primarily due to a decrease in general and administrative expenses.

         Net loss per share of Common Stock for the nine months ended September 30, 2002, was $.51 compared to $.70 for the nine months ended September 30, 2001. The decrease is primarily due to a decrease in net loss. Weighted average shares were 682,622 for the nine months ended September 30, 2002, and 2001.

Liquidity and Capital Resources

         At September 30, 2002, the Company had cash and cash equivalents at September 30, 2002, of $5,123, as compared to $4,540 at December 31, 2001. The remaining funds of $4,540 at December 31, 2001, were expended during the first quarter of 2002 to pay certain expenses. However, during the quarter ended September 30, 2002, a loan was made to the Company by one of its officers to enable the Company to pay certain operating expenses.

         Total current assets were $7,817 at September 30, 2002, as compared to $12,177 at December 31, 2001. The decrease of $4,360 is primarily due to a reduction in prepaid expenses.

         Prepaid expenses and other current assets were $2,694 at September 30, 2002, as compared to $7,637 at December 31, 2001. The decrease of $4,943 is primarily due to the non-renewal of certain insurance policies.

         Total assets at September 30, 2002, were $7,817 as compared to $12,177 at December 31, 2001. The decrease of $4,360 is primarily due to a reduction in prepaid expenses.

         Total current liabilities at September 30, 2002, were $744,402 as compared to $397,518 at December 31, 2001. The increase of $346,884 is primarily due to increases in accrued expenses of $28,165 and amounts due to officers of $312,004, of which $208,000 is attributable to the Company recording a severance payment due upon expiration of an employment agreement on April 30, 2002.

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

         The Company's cash or cash equivalents at September 30, 2002, were $5,123. The remaining funds of $4,540 at December 31, 2001, were expended during the first quarter of 2002 to pay certain expenses. However, during the quarter ended September 30, 2002, a loan was made to the Company by one of its officers to enable the Company to pay certain operating expenses. Through September 30, 2002, the Company generated no cash from operating activities. The Company had a working capital deficiency of approximately $737,000 at September 30, 2002.

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


         Historical Losses and Stockholders' Capital Deficiency

         Since inception (February 1, 1982) through September 30, 2002, the Company has incurred an accumulated deficit of approximately $60,460,000. For the fiscal years ended

December 31, 2001, 2000, and the nine months ended September 30, 2002, the Company incurred net losses of approximately $587,000, $989,000, and $351,000, respectively. The amount of stockholders' capital deficiency at September 30, 2002, was approximately $737,000. There can be no assurance that the Company will be able to ultimately identify or acquire any new business or the Company will have adequate financial resources with which to consummate potential transactions that may become available to the Company. Additionally, with the exception of the fiscal year ended December 31, 1999, since 1981 the Reports on the Company's financial statements contained an explanatory paragraph disclosing that substantial doubt existed about the Company's ability to continue as a going concern.

         Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island

         In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of September 30, 2002, was approximately $66,000). All of the SBLFC loans, including those which were subject to the patent security interest, were further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In June 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $600 per month. The Company is not in compliance with certain terms of these loans. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral.

Item 3.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Based on their evaluation of our disclosure controls and procedures as of a date within 90 days of the filing of this Quarterly Report on Form 10-QSB, the President and Chief Executive Officer and the Chief Financial Officer of our Company have concluded that such controls are effective.

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

         (b)    Reports on Form 8-K

         During the quarter ended September 30, 2002, there were no reports filed on Form 8-K by the Registrant.

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