Form 10KSB
period 2002-12-31
UNITED DIAGNOSTIC INC
filed 2005-02-17
CIK 716778

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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


               124 W. 60th Street, #33L, New York, New York 10023
                    (Address of principal executive offices)


                                 (212) 315-3585
                (Issuer's Telephone Number, Including Area Code)


         -------------------------------------------------------------
         (Former name or former address, if changed since last report)

           Securities registered under Section 12(b) of the Act: NONE

              Securities registered under Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                                (Title of Class)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |_| No |X|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for the fiscal year ended December 31, 2002, were $0

      On January 15, 2005, the aggregate market value of the voting stock of United Diagnostic, Inc. held by nonaffiliates of the registrant was approximately $649. The Company's common stock is reported in the "pink sheets" maintained by the National Quotation Bureau, LLC. The Company does not believe that its common stock is the subject of an active market. January 27, 2003, was the last date on which an actual transaction in the Company's common stock was reported. On January 27, 2003, the high bid and low ask prices of such stock as reported in the "pink sheets" were $.0010 and $.0010, respectively. For purposes of calculating the market value of the Company's common stock, the Company has utilized $.0010, the closing sale price for the common stock as reported by the "pink sheets" on January 27, 2003.

      The registrant had 649,126 shares of common stock, $.01 par value per share, outstanding at January 15, 2005.

                   Documents Incorporated by Reference: None.

                             UNITED DIAGNOSTIC, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I ....................................................................................................2

         ITEM 1.    DESCRIPTION OF BUSINESS................................................................2
         ITEM 2.    DESCRIPTION OF PROPERTY................................................................6
         ITEM 3.    LEGAL PROCEEDINGS......................................................................6
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................6

PART II ...................................................................................................7

         ITEM 5.    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER
                    PURCHASES OF EQUITY SECURITIES.........................................................7
         ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............................8
         ITEM 7.    FINANCIAL STATEMENTS .................................................................10
         ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..11
         ITEM 8A    CONTROLS AND PROCEDURES ..............................................................11
         ITEM 8B    OTHER INFORMATION.....................................................................12

PART III .................................................................................................13

         ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................13
         ITEM 10.   EXECUTIVE COMPENSATION................................................................14
         ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                    STOCKHOLDER MATTERS...................................................................18
         ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................19
         ITEM 13.   EXHIBITS..............................................................................21
         ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES................................................21

SIGNATURES ...............................................................................................22
EXHIBIT INDEX ............................................................................................23

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

ORGANIZATION

      United Diagnostic, Inc. (hereinafter referred to as "United" or the "Company"), was originally organized under the laws of the State of Delaware in September 1981 under the name "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to "Nu-Tech Bio-Med, Inc." Effective December 23, 1998, the Company changed its name to its present name. One of the Company's wholly-owned subsidiaries, Analytical Biosystems Corp. ("ABC") (inactive since November 3, 1997), was organized under the laws of the State of Delaware in August, 1985. On October 21, 1996, the Company acquired substantially all of the medical billing service assets of Prompt Medical Billing, Inc. through the Company's wholly-owned subsidiary, NTBM Billing Services Inc. (inactive since April, 1998), organized under the laws of the State of Delaware on September 10, 1996. On October 15, 2001, the Company closed its office in Wakefield, Rhode Island, and discontinued reporting activities until January 2003. In February 2003, the Company filed its Form 10-QSB for the quarter ended September 30, 2001, its Form 10-KSB for the year ended December 31, 2001, its Form 10-QSB for the quarter ended March 31, 2002, its Form 10-QSB for the quarter ended June 30, 2002, its Form 10-QSB for the quarter ended September 30, 2002, and an Information Statement on Schedule 14C. Since February 2003, the Company has remained inactive and discontinued reporting activities until January 2005. In February 2005, the Company filed its Form 10-KSB for the year ended December 31, 2002, its Form 10-QSB for the quarter ended March 31, 2003, its Form 10-QSB for the quarter ended June 30, 2003, its Form 10-QSB for the quarter ended September 30, 2003, its Form 10-KSB for the year ended December 31, 2003, its Form 10-QSB for the quarter ended March 31, 2004, its Form 10-QSB for the quarter ended June 30, 2004, and its Form 10-QSB for the quarter ended September 30, 2004.

      During February 2003, the Company effected a 1 for 20 reverse stock split of its common stock. Accordingly, this filing has been retroactively adjusted for such reverse split.

      On May 18, 2004, the Company entered into a Term Sheet regarding a proposed transaction whereby the Company would acquire all of the outstanding capital stock of a privately held company (the "target company") in exchange for issuing a 90% interest to the stockholders of the target company. The transaction is expected to be treated as a recapitalization of the target company with the target company as the accounting acquirer (reverse acquisition). The proposed transaction is subject to the negotiation, execution and delivery of definitive agreements as well as the satisfaction of certain significant additional conditions. The target company also agreed in the Term Sheet to pay up to $115,000 to the Company to be used to pay certain debts of the Company and the Company's legal and accounting fees in connection with negotiating the Term Sheet, the definitive documents for the proposed transaction and the preparation and filing of the Company's past due SEC reports. The parties are in the process of finalizing definitive agreements relating to the proposed transaction.

CERTAIN BUSINESS, OPERATIONAL AND BACKGROUND INFORMATION

Special Meeting of Stockholders

      The Company held a Special Meeting of Stockholders on September 25, 2001 (the "Special Meeting"). At the Special Meeting, holders of shares of common stock and Series A Convertible Preferred Shares (the "Series A Preferred Shares") were entitled to cast votes. Of the 34,131 shares of common stock entitled to vote at the Special Meeting, 17,187 shares of common stock were present in person or by proxy and entitled to vote. Such number of shares represented approximately 50.36% of the Company's outstanding shares of common stock. Of the 2,826 Series A Preferred Shares entitled to vote at the Special Meeting, 1,878 Series A Preferred Shares were present in person or by proxy and entitled to vote. Such number of shares represented approximately 66.45% of the Company's outstanding Series A Preferred Shares.

      At the Special Meeting, the Company's stockholders were asked to approve the following proposals:

      o to amend the Company's Certificate of Incorporation to change the Amended Certificate of Designations, Preferences and Rights and Number of Shares of Series A Convertible Preferred Stock, which was filed on October 26, 1996 (the "Certificate of Designation"), to amend the conversion terms of the Series A Preferred Shares and to convert all 2,826 issued and outstanding Series A Preferred Shares into an aggregate of 214,070 shares of the Company's common stock at a conversion rate of $13.20 per share (such proposal, "Proposal No. 1");

      o to ratify a seven year stock option grant to J. Marvin Feigenbaum, the Company's Chairman, President, Chief Executive Officer and Chief Financial Officer, in the amount of 25,000 options, exercisable at $13.20 per share, of which options to purchase 12,500 would immediately vest with the balance vesting in equal proportions on July 31, 2002, and 2003 ("Proposal No. 2");

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

      Following the Special Meeting, believing that it had obtained the requisite vote from its stockholders to approve Proposal No. 1, the Company filed a certificate of amendment with the State of Delaware which amended the Company's Certificate of Incorporation by amending the conversion terms of and converting all 2,826 outstanding Series A Preferred Shares into an aggregate of 214,070 shares of the Company's common stock.

      Subsequent to the filing of the certificate of amendment and during the preparation of certain delinquent periodic reports to be filed with the Securities and Exchange Commission, the Company determined that it had not, in fact, obtained a sufficient number of votes from stockholders necessary to approve Proposal No. 1. As a result, the Company filed a certificate of correction of certificate of designation on December 11, 2002, with the State of Delaware.

      Proposal No. 2 was approved by the Company's stockholders as follows:


Shares            Shares Voting Against       Shares           Broker
Voting For        or Authority Withheld       Abstaining       Non-Votes
----------        ---------------------       ----------       ---------

7,457                      399                    91             9,242

      Although Proposal No. 2 was approved by the Company's stockholders, the options granted to Mr. Feigenbaum were never issued, and on September 26, 2001, Mr. Feigenbaum relinquished any and all rights to the options granted.

      Proposal No. 3 was approved by the Company's stockholders as follows:

                      Shares       Shares Voting Against   Shares      Broker
Nominee               Voting For   or Authority Withheld   Abstaining  Non-Votes
-------               ----------   ---------------------   ----------  ---------

Robert B. Fagenson        16,883           304                N/A         N/A
David A. Sterling         16,883           304                N/A         N/A
J. Marvin Feigenbaum      16,883           304                N/A         N/A

Issuance of Common Shares to Directors

      On October 25, 2002, the Board of Directors of the Company approved the conversion of certain debts amounting to $80,185 owed by the Company to Mr. J. Marvin Feigenbaum and David Sterling into 400,925 shares of the Company's common stock. Mr. Feigenbaum and Mr. Sterling constitute the Board of Directors of the Company, and Mr. Feigenbaum also is the Company's Chairman, President, Chief Executive Officer and Chief Financial Officer.

      Accordingly, during October 2002, the Company converted an aggregate of $63,185 of loan repayments and other obligations owed by the Company, to Mr. J. Marvin Feigenbaum into 315,925 shares of the Company's common stock at an estimated fair value of $0.01 per share, which is also par value for the Common Stock. Such shares of common stock were issued in full payment and satisfaction of the $63,185 owed by the Company to Mr. Feigenbaum, which consisted of: (i) a $15,000 demand loan made by Mr. Feigenbaum to the Company during October 2002, to assist the Company in paying certain of its expenses; (ii) $28,185, representing a portion of accrued but unpaid reimbursement of medical, life and other insurance premiums and other expenses which the Company was obligated to pay on Mr. Feigenbaum's behalf under the terms of his employment agreement with the Company, which expired in April 2002; and (iii) $20,000 of an aggregate of approximately $280,000, representing accrued but unpaid salary owed to Mr. Feigenbaum under the terms of his employment agreement with the Company. The remaining amount approximating $260,000 of accrued salary owed to Mr. Feigenbaum remained as an unpaid obligation of the Company and is classified as Due to Officer as of December 31, 2002.

      In addition, the Company converted during October 2002, an aggregate of $17,000 of loan repayments and other obligations owed by the Company to David Sterling into 85,000 shares of the Company's common stock at an estimated fair value of $0.01 per share, which is also par value for the Common Stock. Such shares of common stock were issued in full payment and satisfaction of the $17,000 owed by the Company to Mr. Sterling, which consisted of: (i) a $5,000 demand loan made by Mr. Sterling to the Company during August 2002, to assist the Company in paying certain of its expenses; and (ii) $12,000, representing accrued but unpaid fees owed to Mr. Sterling relating to his service to the Company as a member of the Board of Directors.

Conversion of Preferred Stock to Common Shares and Reverse Stock Split Pursuant to Information Statement

      Conversion of Preferred Stock to Common Shares

      In order to rectify the error which occurred during 2002, the Company filed a Schedule 14C Information Statement on February 21, 2003, setting forth a proposed amendment to the Certificate of Designations, Preferences, and Rights and Number of Shares of Series A Convertible Preferred Stock. The amendment was approved via written consent by 50.01% of the holders of voting stock, in lieu of a meeting of the shareholders. Amendment No. 1 provided for the conversion of all outstanding series A convertible preferred stock. This amendment became effective on March 13, 2003.

      Amendment No. 1 was made as a result of a stockholder proposal made by four holders of the series A convertible preferred stock: Barras Investment, Gorra Holding, Agudath Shalom Banaich Inc., and Mifal Klita. Management did not participate in any negotiations with the preferred stockholders who put forth Amendment No. 1. Amendment No. 1 provided that the terms of the series A convertible preferred stock be revised to change each share of series A convertible preferred stock into approximately 76 shares of common stock effective immediately upon the adoption of Amendment No 1. Each share of series A convertible preferred stock cost $1,000. Amendment No. 1 changed each share of series A convertible preferred stock into approximately 76 shares of common stock representing an effective rate of value to the common stock of $13.20 per share for purposes of the rate of exchange. As a result, each outstanding share of series A convertible preferred stock represented approximately 76 shares of common stock. No certificates or cash representing fractional shares of common stock were issued to stockholders because of the adoption of Amendment No. 1. All outstanding certificates for shares of series A convertible preferred stock have ceased to represent series A convertible preferred stock and solely represent the right to receive common stock at the rate described above.

      Pursuant to Amendment No. 1, all of the outstanding shares of series A convertible preferred stock were converted into an aggregate of 214,070 shares of common stock during March 2003. All of the preferred stockholders as a group owned 246,283 shares of common stock (before the conversion) or approximately 37.94% of the outstanding common stock and the four preferred stockholders who proposed Amendment No. 1 owned in the aggregate 144,264 shares of common stock (before the conversion) or approximately 22.22% of the outstanding common stock.

      Reverse Stock Split in a 1 for 20 Ratio

      Amendment No. 2 provided for the reverse stock split in the ratio of 1 for 20 for all issued and outstanding shares of common stock including the pre-split shares issued upon conversion of the preferred stock provided for in Amendment No. 1 as described above. Prior to the effectiveness of Amendment No. 1, there was an aggregate of 12,982,512 shares of common stock outstanding (including issuance of shares to directors as described above and issuance of shares upon conversion of outstanding preferred stock as described above). Management believed that this was too many shares outstanding for an inactive corporation. It was management's intention to attempt to create stockholder value by acquiring an operating entity and/or raising additional capital. However, if there were too many shares of stock outstanding, management believed that the Company would be unable to attract financing or acquire an active business. Upon the effectiveness of Amendment No. 2 during March 2003, there is an aggregate of 649,126 shares of common stock outstanding. This 1 for 20 reverse stock split has been retroactively effected throughout this filing and the incorporated financial statements.

EMPLOYEES

      As of January 2005, the Company had one at-will employee, its chief executive officer. The Company's employee is not represented by a labor union, and the Company considers its relationship with its employee to be good.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company's principal administrative office address is 124 W. 60th Street, #33L, New York, New York. The Company believes that its present facilities are adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS

      During 2001, an action was instituted in the Superior Court of the State of California, County of Los Angeles, Case No. BC 255622, by Richard M. Brooks ("Brooks") against Oaktree Capital Management LLC ("Oaktree") and Nu-Tech Bio-Med, Inc. (now known as United Diagnostic, Inc.). Brooks was the Chief Financial Officer of Physicians Clinical Laboratory, Inc. ("PCL"). This action arises out of the Company's acquisition of a majority interest in PCL, PCL's Chapter 11 bankruptcy proceedings and subsequent sale of certain shares of the common stock of PCL by the Company to Oaktree in prior years. The plaintiff seeks to assert liability against the defendants for approximately $3.5 million with respect to an administrative claim which Brooks claims to have had against PCL and which he could not collect on because the proceeds of the May 1999 sale of PCL's assets allegedly went to Oaktree and Nu-Tech Bio-Med, Inc. A Demurrer was filed by the defendants, which was granted by the Court with leave to replead and, upon plaintiff filing a First Amended Complaint, the Demurrer to that complaint was also sustained. The plaintiff has taken an appeal from the lower court's action and if the plaintiff were to be successful on such appeal, the litigation could then proceed in the lower court. Due to the fact that the Company had no assets or means available to it to retain or pay counsel, the Company determined not to take any active role in the appeal, but rather rely on the positions taken by Oaktree, its co-defendant. Oral argument was held by the court on February 21, 2003. On April 2, 2003, the Court of Appeals of the State of California, Second Appellate District affirmed the judgment of the Superior Court of the State of California, County of Los Angeles in favor of Oaktree and the Company against Brooks.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

      The following table sets forth the range of high and low reported bid prices for the years ended December 31, 2002 and 2001. Quotations represent prices between dealers and do not reflect retail markups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                     Bid Prices of Common Stock
                                                    ----------------------------
                                                        Low              High
                                                    -----------      -----------

Year Ended December 31, 2002:
    First Quarter (1)...............................     .06             .14
    Second Quarter (1)..............................     .05             .06
    Third Quarter (1)...............................     .00             .05
    Fourth Quarter (1)..............................     .00             .05
Year Ended December 31, 2001:
    First Quarter (1)...............................     .11            1.05
    Second Quarter (1)..............................     .11             .11
    Third Quarter (1)...............................     .07             .07
    Fourth Quarter (1)..............................     .06             .07

---------------------
(1) As quoted on the "pink sheets" maintained by the National Quotation Bureau, Inc.

                                     HOLDERS

      The number of holders of record of the Company's Common Stock as of January 2005, was approximately 1,100.

                                    DIVIDENDS

      The Company has never paid a dividend, whether in cash or property, on its shares of Common Stock, and has no present expectation of doing so in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Twelve months ended December 31, 2002, compared with twelve months ended December 31, 2001

      Results of Operations

      The Company reported no operating revenues for the twelve months ended December 31, 2002, and 2001 because it had no operating business.

      Total operating costs and expenses for the twelve months ended December 31, 2002, were $307,579 compared to $596,594 for the twelve months ended December 31, 2001. The decrease of $289,015 is primarily due to a decrease in general and administrative expenses.

      General and administrative expenses for the twelve months ended December 31, 2002, were $307,579 (which includes a $208,000 severance accrual to the Company's Chief Executive Officer pursuant to an employment agreement) compared to $595,206 for the twelve months ended December 31, 2001. The decrease of $287,627 is primarily due to a reduction in employee costs, professional fees, travel, insurance and shareholder expenses.

      Operating loss for the twelve months ended December 31, 2002, was $307,579 compared to $596,594 for the twelve months ended December 31, 2001. The decrease of $289,015 is primarily due to a decrease in general and administrative expenses.

      The Company did not earn interest income for the twelve months ended December 31, 2002, as compared to $16,677 for the twelve months ended December 31, 2001. The decrease of $16,677 is due to the reduction of cash upon which interest is earned.

      Interest expense for the twelve months ended December 31, 2002, was $6,259 compared to $6,968 for the twelve months ended December 31, 2001, representing the approximate annual interest incurred for funds loaned to the Company (see Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island).

      Net loss for the twelve months ended December 31, 2002, was $313,838 as compared to $586,885 for the twelve months ended December 31, 2001. The decrease of $273,047 in net loss is primarily due to a decrease in general and administrative, offset by the loss of interest income.

      Net loss per share of Common Stock for the twelve months ended December 31, 2002, was $2.91 compared to $17.20 for the twelve months ended December 31, 2001. The decrease is due to a reduction in net loss and an increase in weighted average shares. Weighted average shares were 107,725 for the twelve months ended December 31, 2002, as compared to 34,131 for the year ended December 31, 2001.

Liquidity and Capital Resources

      Presently, the Company does not operate or have an equity investment in a business which is a source of revenue from operations. No assurance can be given that the Company will be able to identify attractive acquisition opportunities, obtain financing for acquisitions on satisfactory terms or successfully acquire, integrate, and operate identified acquisition targets. The Company has sustained net losses of $313,838 and $586,885, respectively during the years ended December 31, 2002, and 2001 and has expended virtually all cash from operations. The amount of stockholders' capital deficiency and working capital deficiency at December 31, 2002, was $618,994. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Among other things, the Company continues to seek additional debt and/or equity financing; however, there is no assurance that it will be successful in that endeavor.

      On May 18, 2004, the Company entered into a Term Sheet regarding a proposed transaction whereby the Company would acquire all of the outstanding capital stock of a privately held company (the "target company") in exchange for issuing a 90% interest to the stockholders of the target company. The transaction is expected to be treated as a recapitalization of the target company with the target company as the accounting acquirer (reverse acquisition). The proposed transaction is subject to the negotiation, execution and delivery of definitive agreements as well as the satisfaction of certain significant additional conditions. The target company also agreed in the Term Sheet to pay up to $115,000 to the Company to be used to pay certain debts of the Company and the Company's legal and accounting fees in connection with negotiating the Term Sheet, the definitive documents for the proposed transaction and the preparation and filing of the Company's past due SEC reports. The parties are in the process of finalizing definitive agreements relating to the proposed transaction.

      The Company had $3,987 in cash at December 31, 2002, as compared to $4,540 at December 31, 2001.

      Prepaid expenses and other current assets were $16,389 at December 31, 2002, as compared to $7,637 at December 31, 2001. The increase of $8,752 is primarily due to an overpayment of franchise taxes to the State of Delaware.

      Total current liabilities at December 31, 2002, were $639,370 as compared to $397,518 at December 31, 2001. The increase of $241,852 is primarily due to increases in amounts due to officer. The majority of this increase relates to the one year severance accrual to the Company's Chief Executive Officer as it relates to his employment agreement.

      Amounts due to officer represent advances to the Company by its officers and a one year severance accrual of approximately $208,000 pursuant to the Chief Executive Officer's employment agreement.

      Issuance of Common Shares

      On October 25, 2002, the Board of Directors of the Company approved the conversion of certain debts amounting to $80,185 owed by the Company to Mr. J. Marvin Feigenbaum and David Sterling into 400,925 shares of the Company's common stock. Mr. Feigenbaum and Mr. Sterling constitute the Board of Directors of the Company; Mr. Feigenbaum is also the Company's President, Chief Executive Officer and Chief Financial Officer.

      The Company converted an aggregate of $63,185 of loan repayments and other obligations owed by the Company to Mr. J. Marvin Feigenbaum into 315,925 shares of the Company's common stock at an estimated fair value of $0.20 per share. Such shares of common stock were issued in full payment and satisfaction of the $63,185 owed by the Company to Mr. Feigenbaum, which consisted of: (i) a $15,000 demand loan made by Mr. Feigenbaum to the Company during 2002, to assist the Company in paying certain of its expenses; (ii) $28,185, representing accrued but unpaid reimbursement of medical, life and other insurance premiums and other expenses which the Company was obligated to pay on Mr. Feigenbaum's behalf under the terms of his employment agreement with the Company, which expired in April 2002; and (iii) $20,000 of an aggregate of approximately $280,000, representing a portion of accrued but unpaid salary owed to Mr. Feigenbaum under the terms of his employment agreement with the Company. The remaining amount approximating
$260,000 of accrued salary owed to Mr. Feigenbaum remained as an unpaid obligation of the Company and is classified as Due to Officer as of December 31, 2002.

            In addition, the Company converted during October 2002, an aggregate of $17,000 of loan repayments and other obligations owed by the Company to David Sterling into 85,000 shares of the Company's common stock at an estimated fair value of $0.20 per share. Such shares of common stock were issued in full payment and satisfaction of the $17,000 owed by the Company to Mr. Sterling, which consisted of: (i) a $5,000 demand loan made by Mr. Sterling to the Company during August 2002, to assist the Company in paying certain of its expenses; and
(ii) $12,000, representing accrued but unpaid director fees owed to Mr. Sterling relating to his service to the Company as a member of the Board of Directors.

      Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island

      In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of December 31, 2002, was approximately $66,000). All of the SBLFC loans, including those which were subject to the patent security interest, were further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In June 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $600 per month. The Company is not in compliance with certain terms of these loans. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral as security for new loans.

ITEM 7. FINANCIAL STATEMENTS

      See Index to Financial Statements attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On November 19, 2004, United Diagnostic, Inc. (the "Company") dismissed Eisner LLP as its independent accountant. Eisner LLP had been previously engaged as the principal accountant to audit the Company's financial statements. The reason for the termination was that a company with which the Company is negotiating a potential reverse merger transaction requested a change in accountants.

      Eisner LLP did not audit the Company's financial statements for any period after the fiscal year ended December 31, 2001. Eisner LLP's report on the financial statements for the fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles.

      The decision to change accountants was approved by the Company's Board of Directors.

      During the Company's two most recent fiscal years, and the subsequent interim periods, there were no disagreements with Eisner LLP on any matter of accounting principles or practices, financial statement disclosure, auditing scope, or procedure, which disagreements, if not resolved to the satisfaction of Eisner LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

      On November 19, 2004, the Company retained Marcum & Kliegman, LLP as its new independent accountant. Marcum & Kliegman, LLP is located at 655 Third Avenue, 16th Floor, New York, New York 10017.

ITEM 8A. CONTROLS AND PROCEDURES

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

      In connection with this report, J. Marvin Feigenbaum, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation he concluded that our disclosure controls and procedures were effective in alerting him in a timely manner to information relating to the Company required to be disclosed in this report.

ITEM 8B. OTHER INFORMATION

Reports on Form 8-K

      During the period commencing the last quarter of the period covered by this Report until the date of filing of this Report, the following report was filed on Form 8-K by the Company:

Date of Report      Item Reported           Description of Item
--------------      -------------           -------------------

November 19, 2004   Item 4.01  Changes in   The Company reported the termination
                    Company's Certifying    of Eisner LLP and the engagement of
                    Accountant              Marcum & Kliegman LLP

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

      Set forth below is certain information relating to the members of the Board of Directors of the Company as of December 31, 2002.

       NAME                    AGE                POSITION
       ----                    ---                --------

J. Marvin Feigenbaum           52      Chairman of the Board of Directors,
                                       President and Chief Executive
                                       Officer of the Company

David A. Sterling              46      Secretary and Director of the Company

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

      At a Special Meeting of Shareholders held September 25, 2001, Mr. Sterling was elected as a Class 2 Director to serve until the 2003 annual meeting and Mr. Feigenbaum was elected as a Class 3 Director to serve until the 2004 annual meeting.

      The  following  sets  forth  certain  biographical   information  for  the
Directors and Officers as of December 31, 2002:

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

SECTION 16 REPORTING

      No person who, during the year ended December 31, 2002, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during such fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

CODE OF ETHICS

      The Company has been inactive since early 2003 and has not yet adopted a Code of Ethics applying to its executive officers. The Company intends to adopt a Code of Ethics applying to such persons during the first quarter of the fiscal year ending December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION.

Executive Compensation.

      The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 2002, 2001 and 2000, to the Chief Executive Officer. No other executive officer was paid a salary in excess of $100,000 during such year.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

Summary Compensation Table.

                                           ANNUAL COMPENSATION         LONG TERM COMPENSATION AWARDS
                                        --------------------------         RESTRICTED SECURITIES            PAYOUTS
                                                                       -----------------------------      ------------
      NAME AND                                       OTHER ANNUAL        STOCK           UNDERLYING         ALL OTHER
 PRINCIPAL POSITION         YEAR        SALARY       COMPENSATION       AWARD(S)          OPTIONS         COMPENSATION
 ------------------         ----        ------       ------------      ---------         -----------      ------------
                                         ($)             ($)                                                   ($)
J. Marvin Feigenbaum        2002      $277,333(5)        $                 --              --             $   916(2)
President and Chief         2001      $214,667           $10,340(4)        --              --             $29,804(3)
Executive Officer(1)        2000      $208,000           $ 7,673(4)        --              --             $55,212(3)

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

(2)   Represents automobile garage fees.

(3) Represents automobile allowance, automobile insurance premiums, automobile maintenance and garage fees, life insurance premium, disability insurance premiums and long term care insurance premiums.

(4)   Represents accrued vacation paid in cash.

(5) Includes $208,000 (one year) severance accrual pursuant to the employment agreement.

Options/SAR Grants in Fiscal Year Ended December 31, 2002

      No options or stock appreciation rights were granted to the Company's Chief Executive officer or any other executive officer during the fiscal year ended December 31, 2002.

Aggregated Options/SAR Exercises in Most Recent Fiscal Year and Fiscal Year-End Options/SAR Values.

      No options or stock appreciation rights were held by the Company's Chief Executive officer or any other executive officer during the fiscal year ended December 31, 2002.

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

      During the year ended December 31, 2002, Mr. Feigenbaum was not paid. Mr. Feigenbaum received a salary in the amount of $208,000 during the year ended December 31, 2001, pursuant to the then current Employment Agreement, as amended. Due to the financial condition of the Company, during the year ended December 31, 1998, approximately $47,667 of cash compensation which should have been paid to Mr. Feigenbaum in 1998 was voluntarily deferred by Mr. Feigenbaum until 1999 as a convenience to the Company. On September 26, 2001, J. Marvin Feigenbaum, relinquished any and all rights to options granted to him that were voted upon and approved by the holders of shares of Common Stock of the Company at a Special Meeting of Stockholders of the Company held on September 25, 2001. The option grant was for 500,000 shares of the Company's Common Stock at an exercise price of $.66 per share. Accordingly, the options were never issued.

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

      Pursuant to the resolution of the Board of Directors on October 25, 2002, Mr. David Sterling agreed to waive his right to receive any future fees for his services as a director under certain circumstances.

1994 INCENTIVE STOCK OPTION PLAN

      In August, 1994, the Board of Directors adopted a 1994 Incentive Stock Option Plan (the "Plan") which Plan was approved and adopted by the stockholders of the Company on November 16, 1994. The Plan provides for the issuance of up to 250 shares of the Company's Common Stock upon the exercise of options granted to officers, directors, full time employees and consultants rendering services to the Company. Under the terms of the Plan, options granted thereunder will be designated as options which qualify for incentive stock option treatment ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not so qualify ("Non-ISO's"). Unless sooner terminated, the Plan will expire on August 1, 2004, and options may be granted at any time or from time to time through such date. The purpose of the Plan is to promote the interests of the Company and its stockholders by strengthening the ability of the Company to attract and retain officers, employees and consultants by furnishing suitable recognition of their ability to contribute to the success of the Company and to align their interests and efforts with the long term interest of the Company. The Plan succeeds the Company's 1992 Incentive Stock Option Plan, which has been terminated.

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

      As of December 31, 2002, there are no outstanding options granted under this plan.

NON-EMPLOYEE DIRECTOR STOCK OPTION PLAN

      In August 1994, the Board of Directors adopted the Non-Employee Director Stock Option Plan (the "Director Plan") which Director Plan was approved and adopted by the stockholders of the Company on November 16, 1994, and amended by the stockholders of the Company on August 27, 1996. The Director Plan provides for issuance of a maximum of 142 shares of Common Stock upon the exercise of stock options granted under the Director Plan. Options may be granted under the Director Plan until August 1, 2004, to the Company's non-employee directors (as defined). The Director Plan provides that each non-employee director will automatically be granted an option to purchase 4 shares upon joining the Board of Directors (or, for those persons who are directors on the date of approval of the Director Plan by the stockholders, on such date), and options to purchase 6 shares on each anniversary of the initial date of service or date of approval, as the case may be. No options have been granted under the Director Plan since 1996 because the Company essentially became inactive during 1997 and a market for the Company's Common Stock has neither been established or sustained since that time.

      Under the terms of the Director Plan, the sum of the number of shares to be received upon any grant multiplied by the fair market value of each share at the time of grant may not exceed $75,000. All awards shall be reduced to the extent they exceed such amount. The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant. Until otherwise provided in the Director Plan, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of Common Stock of the Company or by a combination of each. The term of each option is five years from the date of grant, unless terminated sooner as provided in the Director Plan. The Director Plan is administered by a committee of the Board of Directors composed of not fewer than two persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non-employee director will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan do not qualify for incentive stock option treatment. As of December 31, 2002, there are no options outstanding under this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of March 2003, with respect to the ownership of Common Stock by (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, (ii) each director and each officer identified in the Summary Compensation Table, and
(iii) directors and executive officers as a group. The most current information available to the Company is set forth below.

      The Company believes that relevant to an understanding of the ownership of the Common Stock is the fact that from December 1996 to March 13, 2003, the most recent date on which Preferred Stock was converted, the Company issued an aggregate of 214,070 shares of Common Stock upon the conversion of 2,826 shares of Preferred Stock.


          NAME AND ADDRESS                  AMOUNT OF AND NATURE      PERCENTAGE
         OF BENEFICIAL OWNER              OF BENEFICIAL OWNERSHIP      OF CLASS
         -------------------              -----------------------     ----------
J. Marvin Feigenbaum....................          315,964 (1)           48.7%

124 W. 60th Street, #33L
New York, New York  10023

David Sterling..........................           85,000 (2)           13.1%

33 Windsor Drive
Muttontown, New York  11753

All Officers and Directors as a Group
 (2 persons in number)..................        400,964(1)(2)           61.8%

(1) Includes (i) 7 shares of Common Stock owned by Mr. Feigenbaum; (ii) 32 shares of Common Stock held in a trust for the benefit of a minor child of Mr. Feigenbaum, as to which shares Mr. Feigenbaum disclaims beneficial ownership; (iii) 315,925 shares of Common Stock issued to Mr. Feigenbaum during October 2002, (see Item 12. Certain Relationships and Related Transactions - Issuance of Common Shares).

(2) Represents 85,000 shares of Common Stock issued to Mr. Sterling during October 2002, (see Item 12. Certain Relationships and Related Transactions
      - Issuance of Common Shares).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Issuance of Common Shares

      On October 25, 2002, the Board of Directors of the Company approved the conversion of certain debts amounting to $80,185 owed by the Company to Mr. J. Marvin Feigenbaum and David Sterling into 400,925 shares of the Company's common stock. At that time, Mr. Feigenbaum and Mr. Sterling constituted the Board of Directors of the Company, and Mr. Feigenbaum was also the Company's President, Chief Executive Officer and Chief Financial Officer.

      The Company converted an aggregate of $63,185 of loan repayments and other obligations owed by the Company to Mr. J. Marvin Feigenbaum into 315,925 shares of the Company's common stock at an estimated fair value of $0.01 per share, which is also par value of common stock. Such shares of common stock were issued in full payment and satisfaction of the $63,185 owed by the Company to Mr. Feigenbaum, which consisted of: (i) a $15,000 demand loan made by Mr. Feigenbaum to the Company during 2002, to assist the Company in paying certain of its expenses; (ii) $28,185, representing accrued but unpaid reimbursement of medical, life and other insurance premiums and other expenses which the Company was obligated to pay on Mr. Feigenbaum's behalf under the terms of his employment agreement with the Company, which expired in April 2002; and (iii) $20,000 of an aggregate of approximately $280,000, representing a portion of accrued but unpaid salary owed to Mr. Feigenbaum under the terms of his employment agreement with the Company. The remaining amount approximating
$260,000 of accrued salary owed to Mr. Feigenbaum remained as an unpaid obligation of the Company and is classified as Due to Officer as of December 31, 2002.

      In addition, the Company converted during October 2002, an aggregate of $17,000 of loan repayments and other obligations owed by the Company to David Sterling into 85,000 shares of the Company's common stock at an estimated fair value of $0.01 per shares, which is also par value of common stock. Such shares of common stock were issued in full payment and satisfaction of the $17,000 owed by the Company to Mr. Sterling, which consisted of: (i) a $5,000 demand loan made by Mr. Sterling to the Company during August 2002, to assist the Company in paying certain of its expenses; and (ii) $12,000, representing accrued but unpaid director fees owed to Mr. Sterling relating to his service to the Company as a member of the Board of Directors.

      Employment Agreement

      The Company had an employment agreement with Mr. J. Marvin Feigenbaum, its president and CEO, with a term of three years at a base salary of $208,000 through April 30, 2002. Other benefits typical of such agreements were also provided. Per the terms of the agreement, a severance equal to one year's base salary would be due if the agreement was not renewed by the Company. On April 30, 2002, Mr. Feigenbaum's employment agreement expired by its terms and was not renewed. However, Mr. Feigenbaum remains the Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company on an at-will employment basis. Effective May 1, 2002, as per the terms of the Employment Agreement, the Company accrued a severance payment of $208,000.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 13. EXHIBITS

      Incorporated by reference to the Exhibit Index at the end of this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth the fees billed to us for the fiscal year ended December 31, 2001 by Eisner LLP and fees billed to us for the fiscal year ended December 31, 2002 by Marcum & Kliegman LLP:

                                           Fiscal Year        Fiscal Year
                                              Ended              Ended
                                        December 31, 2001  December 31, 2002
                                        -----------------  -----------------
        Audit Fees (1)                  $          20,000  $          25,000
        Audit Related Fees                             --                 --
        Tax Fees                                       --                 --
        All Other Fees                                 --                 --

(1) Consists of fees billed for professional services rendered for the audits of our consolidated financial statements and reviews of our interim financial statements included in our quarterly reports.

Pre-Approval of Services by the Independent Auditor

      The Board of Directors has adopted a policy for approval of audit and permitted non-audit services by our independent auditor. The Board will consider annually and approve the provision of audit services by our independent auditor and consider and, if appropriate, approve the provision of certain defined audit and non-audit services. Our management, may, however, approve de minimus amounts for non-audit services without the approval of the Board.

      The Board also will consider on a case-by-case basis and, if appropriate, approve specific engagements. Any proposed specific engagement may be presented to the Board for consideration at its next regular meeting or, if earlier consideration is required, to the any member of the Board who will then call a special meeting of the Board to consider such engagement. Currently, there is only one member of the Board. During the fiscal year ended December 31, 2002, 100% of the Audit Related Fees and all other fees were approved by the Board.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2005.

                                      UNITED DIAGNOSTIC, INC.


                                      By: /s/ J. Marvin Feigenbaum
                                          --------------------------------------
                                          J. Marvin Feigenbaum
                                          Chairman of the Board of Directors,
                                          President, Chief Executive Officer and
                                          Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    Signature


                                 /s/ J. Marvin Feigenbaum      February 16, 2005
                                 ------------------------
                                 J. Marvin Feigenbaum
                                 Chairman of the Board of Directors,
                                 President, Chief Executive Officer
                                 and Chief Financial Officer

                                    CONTENTS


                                                                            Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS             F-2 - F-3

CONSOLIDATED FINANCIAL STATEMENTS

         BALANCE SHEET AS OF DECEMBER 31, 2002                              F-4

         STATEMENTS OF OPERATIONS FOR THE
         YEARS ENDED DECEMBER 31, 2002 AND 2001                             F-5

         STATEMENTS OF CAPITAL DEFICIENCY
         FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001                     F-6

         STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001                     F-7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United Diagnostic, Inc.

We have audited the accompanying consolidated balance sheet of United Diagnostic, Inc. and subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, capital deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Diagnostic, Inc., and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company currently has no revenue producing activities, has experienced net losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Marcum & Kliegman LLP

New York, NY

December 21, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United Diagnostic, Inc.

We have audited the accompanying consolidated statements of operations, changes in capital deficiency and cash flows of United Diagnostic, Inc. for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated results of operations of United Diagnostic, Inc. and their consolidated cash flows for the year ended December 31, 2001 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 1, the Company currently has no revenue producing activities, has experienced net losses and has working and capital deficiencies. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are discussed in Note 1. The consolidated financial statements do not include any adjustments to assets or the amounts of liabilities that may result from the outcome of this uncertainty.


/s/ Eisner LLP

New York, New York
October 14, 2002

With respect to the first paragraph of Note 3(a)
October 25, 2002

With respect to the fourth paragraph of Note 1
February 7, 2003

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                            DECEMBER 31
                                                                               2002
                                                                           -------------
      ASSETS
      Current assets:
         Cash                                                                   $ 3,987
         Prepaid expenses and other current assets                               16,389
                                                                           -------------
                                                                               $ 20,376
                                                                           =============

      LIABILITIES AND CAPITAL DEFICIENCY
      Current liabilities:
         Notes payable, in default                                             $ 65,888
         Accounts payable                                                       178,101
         Accrued expenses                                                        70,912
         Due to related parties                                                 268,898
         Contract payable                                                        55,571
                                                                           -------------
             Total current liabilities                                          639,370
                                                                           -------------

      Commitments and Contingencies

      Capital deficiency
         Series A convertible preferred stock, $.01 par value;
             2,000,000 authorized; 2,826 issued and outstanding
             (liquidation preference of $2,826,000)                                  28
         Common stock, $.01 par value; 50,000,000 shares
             authorized; 435,056 shares issued and outstanding                    4,350
         Additional paid-in capital                                          59,799,531
         Accumulated deficit                                                (60,422,903)
                                                                           -------------
      Total capital deficiency                                                 (618,994)
                                                                           -------------
             Total liabilities and capital deficiency                          $ 20,376
                                                                           =============


See accompanying notes to the consolidated financial statements.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            FOR THE  YEARS ENDED DECEMBER 31,

                                               2002                    2001
                                        ----------------------------------------
Revenues:                                  $        -             $         -
                                        ----------------------------------------

Operating costs and expenses:
General and administrative                    307,579                 595,206

Depreciation                                        -                   1,388
                                        ----------------------------------------
Total operating costs and expenses            307,579                 596,594
                                        ----------------------------------------

Operating loss                               (307,579)               (596,594)
                                        ----------------------------------------

Other (expense) income:
  Interest and other income                         -                  16,677
  Interest expense                             (6,259)                 (6,968)
                                        ----------------------------------------
Total other (expense) income                   (6,259)                  9,709
                                        ----------------------------------------

Net loss                                  $  (313,838)            $  (586,885)
                                        ========================================
Net loss per common share -               $     (2.91)            $    (17.20)
 basic and diluted
                                        ========================================

Weighted average shares outstanding           107,725                  34,131
                                        ========================================


See accompanying notes to the consolidated financial statements.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                  CONSOLIDATED STATEMENT OF CAPITAL DEFICIENCY


                                 NUMBER OF    SERIES A
                                 SHARES OF   CONVERTIBLE
                                 SERIES A     PREFERRED   NUMBER OF
                                CONVERTIBLE   STOCK AT    SHARES OF       COMMON        ADDITIONAL
                                 PREFERRED    $.01 PAR      COMMON    STOCK AT $.01      PAID-IN      ACCUMULATED
                                  STOCK         VALUE        STOCK      PAR VALUE        CAPITAL         DEFICIT         TOTAL
                               -----------------------------------------------------------------------------------------------------
Balance at December 31, 2000       2,826         $ 28       34,131       $ 341        $ 59,723,355   $ (59,522,180)    $  201,544

Net Loss                               -               -         -           -             -              (586,885)      (586,885)
                               -----------------------------------------------------------------------------------------------------

Balance at December 31, 2001       2,826         $ 28       34,131       $ 341        $ 59,723,355   $ (60,109,065)    $ (385,341)


Issuance of common stock for
conversion of related party           -             -      400,925       4,009              76,176              -          80,185
debt
Net Loss                              -             -            -           -                   -        (313,838)      (313,838)
                               -----------------------------------------------------------------------------------------------------

Balance at December 31, 2002      2,826         $ 28       435,056     $ 4,350        $ 59,799,531   $ (60,422,903)   $  (618,994)
                               =====================================================================================================


See accompanying notes to the consolidated financial statements.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                                2002              2001
                                                        ---------------------------------------
Operating activities:
Net loss                                                 $    (313,838)        $ (586,885)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                                    -              1,388
     Loss in disposal of assets                                      -              2,959
     Changes in operating assets and liabilities:
       Prepaids expenses and other current assets               (8,752)             3,255
       Accounts payable                                        (34,329)            46,469
       Accrued expenses                                         19,362
       Due to officers - including severance,
          fees and expenses                                    307,004              6,515
                                                        ---------------------------------------
Net cash used in operating activities                          (30,553)          (526,299)
                                                        ---------------------------------------

Financing activities:
Advances from related parties                                   30,000                  -
Repayment of note payable                                            -            (10,000)
                                                        ------------------------------------
Net cash used in financing activities                           30,000            (10,000)
                                                        ------------------------------------
Net decrease in cash                                              (553)          (536,299)
Cash at beginning of period                                      4,540            540,839
                                                        ------------------------------------
Cash at end of period                                    $       3,987         $    4,540
                                                        ====================================

Supplemental disclosure of cash flow information:
   Interest paid                                         $           -         $    5,914
                                                        ===============       ==============


Issuance of common stock for
   conversion of related party debt                      $      80,185         $        -
                                                        ===============       ==============

See accompanying notes to the consolidated financial statements.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

1. BASIS OF PRESENTATION

         United Diagnostic, Inc. ("United" or the "Company"), was organized under the laws of Delaware in September 1981 under the name of "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to Nu-Tech
Bio-Med, Inc. On December 23, 1998, the Company changed its name to United Diagnostic, Inc.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Analytical Biosystems Corporation ("ABC") and Prompt Medical Billing, Inc. All material intercompany transactions and balances have been eliminated. ABC was a clinical oncology laboratory service and research company located in Rhode Island. As of November 3, 1997, ABC suspended its laboratory operations. Prompt Medical Billing ceased operations in 1998.

      The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The Company does not at the present time have any revenue generating operations, has sustained net losses of $313,838 and $586,885, respectively during the years ended December 31, 2002, and 2001, is not in compliance with certain terms of its notes payable, and has expended virtually all cash from operations. The amount of capital deficiency and working capital deficiency at December 31, 2002, was $618,994. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Among other things, the Company continues to seek additional debt and/or equity financing and potential mergers and or acquisitions with operating entities; however, there is no assurance that it will be successful in that endeavor. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

         During February 2003, by shareholder approval, the Company effectuated a 1 for 20 reverse stock split of its common stock. The financial statements have been retroactively restated for this reverse stock split.

                   UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


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

         b.       Fair Values of Financial Instruments

         For cash and accounts payable the carrying amounts approximate fair value due to the short term maturity of these instruments. The carrying amount of the Company's debt approximates fair value based on similar debt instruments available.

         c.       Cash and Cash Equivalents

         The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents.

         d.       Furniture and Equipment

         Furniture and equipment are recorded at cost. Depreciation has been provided using the straight-line method over five years for financial reporting purposes.

         e.       Stock Based Compensation

         The Company granted qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. As permitted under SFAS No. 148, "Accounting for Stock
Based Compensation-Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees."

         For certain non-qualified stock options, restricted stock and warrants granted to employees, the Company recognizes as compensation expense the excess of the market value of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. For warrants granted to non-employees, the Company recognizes as a charge the

                   UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

deemed fair value of the warrants or the value of the services provided, whichever is more reliably measurable. Such charges are amortized over the vesting period of each option or warrant or the recipient's service period, if shorter. For the years ended December 31, 2002 and 2001, the Company did not incur any compensation expense in connection with such options and warrants.

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

         g.       Net Loss Per Common Share

         The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) to compute net loss per common share. Basic net loss per common share is computed using the weighted average number of common shares outstanding during the year. Diluted net loss per share generally includes potential common stock issuable through stock options, warrants and convertible debt since their effect would be antidilutive. Potential common shares aggregating to 2,200 and 2,442, respectively, for the years ended December 31, 2002 and 2001 have been excluded from the calculation since their effect would be anti-dilutive.

                                                       Loss           Shares
                                                   (Numerator)     (Denominator)    Per Share
                                                  ---------------------------------------------
Year ended December 31, 2002
-----------------------------------------
Consolidated net loss                               $ (313,838)
                                                  ---------------

Loss Per Share-basic and diluted
Loss attributable to common stockholders            $ (313,838)     107,725          $ (2.91)
                                                  =============================================

Year ended December 31, 2001
-----------------------------------------
Consolidated net loss                               $ (586,885)
                                                  ---------------

Loss Per Share-basic and diluted
Loss attributable to common stockholders            $ (586,885)     34,131          $ (17.20)
                                                  =============================================

                   UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         h.       New Pronouncements

        The Company does not believe that any recently issued, but not yet effective accounting standards would have a material effect on the accompanying financial statements.

3.       CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

         a.       Issuance of Common Shares

         On October 25, 2002, the Board of Directors of the Company approved the conversion of certain debts amounting to $80,185 owed by the Company to Mr.
J. Marvin Feigenbaum and David Sterling into an aggregate of 400,925 shares of the Company's common stock. Mr. Feigenbaum and Mr. Sterling constitute the Board of Directors of the Company, and Mr. Feigenbaum also is the Company's President, Chief Executive Officer and Chief Financial Officer.

        The Company converted an aggregate of $63,185 of loan repayments and other obligations owed by the Company to Mr. J. Marvin Feigenbaum into 315,925 shares of the Company's common stock at an estimated fair value of $0.20 per share. Such shares of common stock were issued in full payment and satisfaction of $63,185 owed by the Company to Mr. Feigenbaum, which consisted of: (i) a $15,000 demand loan made by Mr. Feigenbaum to the Company during 2002 (ii) $28,185, representing accrued but unpaid reimbursement of medical, life and other insurance premiums and other expenses which the Company was obligated to pay on Mr. Feigenbaum's behalf under the terms of his employment agreement with the Company, which expired in April 2002; and (iii) $20,000 representing a portion of approximately $280,000 representing accrued but unpaid salary owed to Mr. Feigenbaum under the terms of his employment agreement with the Company. The remaining amount approximating $260,000 of accrued salary owed to Mr. Feigenbaum remained as an unpaid obligation of the Company.

         In addition, the Company converted during October 2002, an aggregate of $17,000 of loan repayments and other obligations owed by the Company to David Sterling into 85,000 shares of the Company's common stock at an estimated fair value of $0.20 per share. Such shares of common stock were issued in full payment and satisfaction of the $17,000 owed by the Company to Mr. Sterling, which consisted of: (i) a $5,000 demand loan made by Mr. Sterling to the Company during August 2002 and (ii) $12,000, representing accrued but unpaid director fees owed to Mr. Sterling relating to his service to the Company as a member of the Board of Directors which were charged to operations.

                   UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


3.       CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS - CONTINUED


         b.       Employment Agreement

         The Company had an employment agreement with Mr. J. Marvin Feigenbaum, its president and CEO, with a term of three years at a base salary of $208,000 through April 30, 2002. Other benefits typical of such agreements were also provided. Per the terms of the agreement, a severance equal to one year's base salary would be due if the agreement was not renewed by the Company. On April 30, 2002, Mr. Feigenbaum's employment agreement expired by its terms and was not renewed. However, Mr. Feigenbaum remains the Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company on an at-will employment basis. Effective May 1, 2002, as per the terms of the Employment Agreement, the Company accrued a severance payment of $208,000.

         c.       Due to Related Parties

         Due to related parties aggregating to $268,898 at December 31, 2002 represents advances to the Company and accrued and unpaid salary to the Company's Chief Executive Officer. Effective May 1, 2002, as per the terms of the Employment Agreement, the Company accrued a severance payment of $208,000 to the Chief Executive Officer.


4. NOTES PAYABLE - IN DEFAULT


      Notes payable to State of Rhode Island's
      Small Business Loan Fund Corporation (SBLFC),
      in default, 9.5% interest accruing, principal due on
      demand, collateralized by virtually all of the assets
      of the Company                                                  $ 65,888
                                                                      =========

                   UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


4. NOTES PAYABLE - IN DEFAULT- CONTINUED

In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans. All of the SBLFC loans, including those which were subject to a patent security interest, were further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% per annum and, as to each loan, after the first year, is amortized monthly as to principal and interest. In June 1998, the terms of these loans were modified to 9.5% per annum interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $600 per month. The Company is not in compliance with certain terms of these loans. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral as security for new loans.

5. ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                             2002
                                                          -----------
              Professional fees                            $ 38,130
              Payroll Taxes                                  13,463
              Vacation                                       12,006
              Other expenses                                  7,313
                                                          -----------
                                                           $ 70,912
                                                          ===========


6.       LEASE COMMITMENTS

         On October 15, 2001, the Company closed its office in Wakefield, Rhode Island. From January through September of 2002, the Company paid an aggregate of $11,900 to its Chief Executive Officers' landlord for use of office space at his personal residence. Effective October 2002, such month-to-month agreement was terminated as the Company did not have any further need for office space. The Company also leased storage space for its records on a month-to-month basis.

                   UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


         Rent expense was $12,709 and $17,480 for the years ended December 31, 2002, and 2001, respectively.


7.       CONTRACT PAYABLE

         A contract payable with a balance of $55,571 at December 31, 2002, represents the balance due to Brown University from a prior research agreement which is no longer in effect.


8.       CAPITAL DEFICIENCY

         a.       Series A Convertible Preferred Stock

         As of December 31, 2002, the Company has outstanding 2,826 shares of Series A Convertible Preferred Stock ("Preferred Stock"). During February 2003, the Company amended the terms of the Preferred Stock and the Preferred stockholders converted the Preferred Stock into common stock. See Note 11 for additional information about the amendment and conversion. The Preferred Stock was convertible into such number of shares of common stock as shall equal $1,000 divided by a conversion rate equal to the lesser of (i) 75% of the average closing bid price of the common stock as quoted on the Nasdaq SmallCap Market for the 5 days immediately preceding the date of the holder's notice of conversion or (ii) $1,225.00, subject to certain adjustments. Effective June 1, 1998, the Company's common stock was delisted from the Nasdaq SmallCap Market.

         Holders of shares of the Series A Convertible Preferred Stock are not entitled to receive dividends in cash or otherwise. The holders of shares of the Series A Convertible Preferred Stock are not entitled to voting rights.

         b.        Stock Option Plans

         At December 31, 2002, the Company has stock option plans as follows:

                  i.     1994 Plan

         The Company has reserved 250 shares of common stock under the 1994 Employee Stock Option Plan (the 1994 Plan). Options granted under the 1994 Plan may be incentive options or nonqualified stock options, and shall be designated as such at the time of grant. The 1994 Plan permits the granting of incentive options only to officers and full-time employees of the Company, at no less than 100% of the fair market value of the Company's common stock at the date of the grant. Nonqualified stock options may be granted to officers, employees, consultants, and advisors of the Company, as well as to members of the Board of Directors, at a price determined

                   UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


8.       CAPITAL DEFICIENCY-CONTINUED

by the Plan administrator but in no case less than 85% of the fair market value of the Company's common stock at the date of the grant. To the extent that any option intended to be an incentive option shall fail to qualify as such under
Section 422 of the Internal Revenue Code of 1986, such options shall be deemed to be nonqualified options. The 1994 Plan is administered by the Option Committee of the Board of Directors, which has full power to determine the specific terms of each option granted, subject to the provisions of the 1994 Plan. Due to the current number of Directors, there is no functioning committee. As of December 31, 2002, the Company has no outstanding options granted under this Plan.

                  ii.    Director's Plan

         The Company has reserved 142 shares of common stock under the 1994 Non-Employee Director Stock Option Plan (the Director Plan). Each non-employee director, upon election of the Company's Board of Directors, shall be granted options for 4 shares of common stock, and each shall be granted on subsequent annual anniversary dates of the initial grant, additional options for 6 shares of common stock. Under the terms of the agreement, the sum of the number of shares to be received upon any grant multiplied by the fair market value of each share at the time of the grant may not exceed $75,000. No options have been granted under the Director Plan since 1996 because the Company essentially became inactive during 1997 and a market for the Company's common stock has neither been established nor sustained since 1997. As of December 31, 2002, the Company has no outstanding options granted under the Director Plan.

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

                   UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


8.       CAPITAL DEFICIENCY-CONTINUED

         The following table presents the activity of the Company's stock option plans for the years ended December 31:

                                                        2002                                       2001
-------------------------------------------------------------------------------------------------------------------------
                                                                 WEIGHTED                                 WEIGHTED
                                                                  AVERAGE                                  AVERAGE
                                                                 EXERCISE                                 EXERCISE
                                             OPTIONS               PRICE                OPTIONS             PRICE
-------------------------------------------------------------------------------------------------------------------------
Outstanding at January 1                       129              $ 9,767                   137             $ 10,328
Granted                                          -                                          -
Exercised                                        -                                          -
Canceled                                      (129)               9,767                    (8)              19,775
                                          --------------------------------------   --------------------------------------
Outstanding at December 31                       -              $     -                   129             $  9,767
                                          ======================================   ======================================

                                          --------------------------------------   --------------------------------------
Options exercisable at December 31               -              $     -                   129             $  9,767
                                          ======================================   ======================================

         d. Warrants

         The Company granted warrants during 1998 in connection with financing activities, merger and acquisitions activity and as a form of compensation to employees and consultants. The expiration date for the outstanding 2,200 warrants is December 28, 2003


         The following table presents the activity for all the Company's warrants for the years ended December 31:

                   UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


8.       CAPITAL DEFICIENCY-CONTINUED

                                                                  2002                                 2001
                                                  -----------------------------------  -----------------------------------
                                                                          Exercise                             Exercise
                                                      Warrants              Price           Warrants             Price
                                                  -----------------------------------  -----------------------------------
Outstanding at January 1                                 2,313                $ 367            2,841            $ 2,709
Granted                                                      -                    -                -                  -
Exercised                                                    -                    -                -                  -
Canceled                                                  (113)               4,955             (528)            12,964
Outstanding at December 31                               2,200                $ 132            2,313              $ 367
                                                  ===================================  ===================================

                                                  -----------------------------------  -----------------------------------
Warrants exercisable at December 31                      2,200                $ 132            2,313              $ 367
                                                  ===================================  ===================================


The following table presents weighted average price and life information about the Company's warrants outstanding at December 31, 2002:

                                       Warrants Outstanding                                         Warrants Exercisable
                                ---------------------------------------------------------   --------------------------------------
                                                      Weighted
                                                       Average             Weighted                                  Weighted
                                                      Remaining            Average                                   Average
                                     Number          Contractual           Exercise                Number            Exercise
Range of Exercise Prices          Outstanding        Life (Yrs.)            Price               Exercisable           Price
-----------------------------------------------------------------------------------------   --------------------------------------
$0 to $200.00                           2,200                 1              $ 132                 2,200              $ 132

                                        2,200                                                      2,200
                                  ============                                              =============


         No options or warrants were granted during the years ended December 31, 2002 and 2001.

                   UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


9.       INCOME TAXES

         a.       Net Operating Loss Carryforwards

         The  Company  files  consolidated  tax  returns  with its  wholly-owned subsidiaries. At December 31, 2002, the Company and its wholly-owned subsidiaries have total net operating loss carry forwards of approximately $23 million for income tax purposes. Approximately $18 million of these carry forwards expire from 2005 through 2022, which may be substantially limited pursuant to Section 382 of Internal Revenue Code.

         The principal components of the Company's deferred tax assets were as follows:


              Deferred tax assets:
              Net operating loss carryforwards                  $ 9,243,000
              Allowance for bad debts                                40,000
              Alternative minimum tax credit                         40,000
              Federal general business tax credits                  150,000
              Vacation and payroll accrual                          112,000
                                                               -------------
                                                                  9,585,000
              Valuation allowance                                (9,585,000)
                                                               -------------
              Net deferred tax assets                           $        --
                                                               =============



         Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. The valuation allowance increased by $126,000 in 2002 due to an increase in net operating loss carry forwards.

         b.       Alternative Minimum Income Tax

         An estimated alternative minimum income tax ("AMT") of $65,000 was incurred by the Company for the year ended December 31, 1999, upon the receipt of $3.25 million in cash in connection with the sale of assets of Physicians Clinical Laboratory, Inc. The Company can apply such AMT payments against future non-AMT income taxes, if any.

                   UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


10.      LEGAL PROCEEDING

         During 2001, an action was instituted in the Superior Court of the State of California, County of Los Angeles, Case No. BC 255622, by Richard M. Brooks ("Brooks") against Oaktree Capital Management LLC ("Oaktree") and Nu-Tech Bio-Med, Inc. (now known as United Diagnostic, Inc.). Brooks was the Chief Financial Officer of Physicians Clinical Laboratory, Inc. ("PCL"). This action arises out of the Company's acquisition of a majority interest in PCL, PCL's Chapter 11 bankruptcy proceedings and subsequent sale of certain shares of the common stock of PCL by the Company to Oaktree in prior years. The plaintiff seeks to assert liability against the defendants for approximately $3.5 million with respect to an administrative claim which Brooks claims to have had against PCL and which he could not collect on because the proceeds of the May 1999 sale of PCL's assets allegedly went to Oaktree and Nu-Tech Bio-Med, Inc. A Demurrer was filed by the defendants, which was granted by the Court with leave to replead and, upon plaintiff filing a First Amended Complaint, the Demurrer to that complaint was also sustained. The plaintiff has taken an appeal from the lower court's action and if the plaintiff were to be successful on such appeal, the litigation could then proceed in the lower court. Due to the fact that the Company had no assets or means available to it to retain or pay counsel, the Company determined not to take any active role in the appeal, but rather rely on the positions taken by Oaktree, its co-defendant. Oral argument was held by the court on February 21, 2003. On April 2, 2003, the Court of Appeals of the State of California, Second Appellate District affirmed the judgment of the Superior Court of the State of California, County of Los Angeles in favor of Oaktree and the Company against Brooks.

11.      SUBSEQUENT EVENT

         a.       Amendment and conversion of Preferred Stock

         During February 2003, the Company, by obtaining majority shareholder approval, amended the terms of the preferred stock and simultaneously effected a 1 for 20 reverse stock split of its common stock.

         The  preferred  stock  was  amended  whereby  each  share  of  Series A
Convertible Preferred Stock (with a $1,000 liquidation preference) was convertible into approximately 76 shares of common stock. Effective March 13, 2003, the Company converted 2,826 shares of preferred stock by issuing 214,070 share of common stock.

         b.       Proposed Transaction

                   UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001


         On May 18, 2004, the Company entered into a Term Sheet regarding a proposed transaction whereby the Company would acquire all of the outstanding capital stock of a privately held company (the "target company") in exchange for issuing a 90% interest to the stockholders of the target company. The transaction is expected to be treated as a recapitalization of the target company with the target company as the accounting acquirer (reverse acquisition). The proposed transaction is subject to the negotiation, execution and delivery of definitive agreements as well as the satisfaction of certain significant additional conditions. The target company also agreed in the Term Sheet to pay up to $115,000 to the Company to be used to pay certain debts of the Company and the Company's legal and accounting fees in connection with negotiating the Term Sheet, the definitive documents for the proposed transaction and the preparation and filing of the Company's past due Securities and Exchange Commission reports. The parties are in the process of finalizing definitive agreements relating to the proposed transaction.

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

21.1        List of Subsidiaries of the Company

10.30* 1992 Stock Option Plan (filed as Exhibit 28 to Report on Form 10-Q for the quarter ended March 31, 1992).

10.31* 1994 Incentive Stock Option (filed as Exhibit 99.2 to Registration Statement on Form SB-2, File No. 33-84622).

10.32* Non Employee Director Stock Option Plan (filed as Exhibit 99.3 to Registration Statement on Form SB-2, File No. 33-84622).

10.33* Amended and Restated Non-Employee Director Stock Option Plan (filed as Exhibit A to the Company's Proxy Statement for the Annual Meeting held August 27, 1996).

10.34* Summons and Complaint in the action "Mordechai Gurary v. Isaac Winehouse, Isaac Winehouse d/b/a Wall & Broad Equities and Nu-Tech Bio-Med, Inc." Case No. 97 Civ. 3803 (LBS) in the United States District Court, Southern District of New York (filed as Exhibit 99 to Current Report on Form 8-K filed May 30, 1997).

10.35* Indenture, dated as of September 30, 1997, among PCL and First Trust National Association "FTNA" (filed as Exhibit 99.1 to Current Report on Form 8-K for October 20, 1997).

10.36* Security Agreement, dated as of September 30, 1997, by and among PCL and FTNA (filed as Exhibit 99.2 to Current Report on Form 8-K for October 20, 1997).

10.37* Stockholders Agreement, dated as of September 30, 1997, by and among PCL, Nu-Tech and Oaktree (filed as Exhibit 99.3 to Current Report on Form 8-K for October 20, 1997).

10.38* Pledge Agreement, dated as of September 30, 1997, between PCL and FTNA (filed as Exhibit 99.4 to Current Report on Form 8-K for October 20, 1997).

10.39* Employment Agreement, made as of September 30, 1997, by and among PCL and J. Marvin Feigenbaum (filed as Exhibit 99.5 to Current Report on Form 8-K for October 20, 1997).

10.40* Noncompetition Agreement, made as of September 30, 1997, by and among PCL and Nu-Tech (filed as Exhibit 99.6 to Current Report on Form 8-K for October 20, 1997).

10.41* Healthcare Receivables Purchase and Transfer Agreement, dated as of September 30, 1997 (filed as Exhibit 99.7 to Current Report on Form 8-K for October 20, 1997).

10.42* Summons and Complaint in the action "Gorra Holding and Barras Investment v. Nu-Tech Bio-Med, Inc." Case No. 98 Civ. 764 (JMP) in the United States District Court, Southern District of New York (filed as Exhibit 99 to Current Report on Form 8-K for February 23,
            1998).

10.43* Stock Purchase Agreement, dated as of June 12, 1998 between the Registrant and Oaktree, acting as agent on behalf of certain funds and accounts (filed as Exhibit 99.1 to Current Report on Form 8-K for June 22, 1998).

10.44* Amended and Restated Stockholders Agreement, dated as of June 12, 1998, by and among the Registrant, PCL, Oaktree and J. Marvin Feigenbaum (filed as Exhibit 99.2 to Current Report on Form 8-K for June 22, 1998).

16.1* Letter dated November 19, 2004 from the Company to Eisner LLP (filed as Exhibit 16.1 to Current Report on Form 8-K for November 19,
            2004).

16.2* Letter dated November 22, 2004 from Eisner LLP to the Securities and Exchange Commission (filed as Exhibit 16.2 to Current Report on Form 8-K for November 19, 2004).

21.1        List of Subsidiaries of the Company

31.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b)