Form 10QSB
period 2003-03-31
UNITED DIAGNOSTIC INC
filed 2005-02-17
CIK 716778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________

                           Commission File No. 0-11772

                             UNITED DIAGNOSTIC, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                                     25-1411971
            --------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation of organization)

124 W. 60th Street, #33L, New York, New York                         10023
--------------------------------------------                         -----
  (Address of principal executive offices)                        (Zip Code)


         Issuer's telephone number, including area code: (212) 315-3585

       ------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report.)

      Check whether the Registrant (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes [X]      No [_]

      As of January 15, 2005, there were issued and outstanding 649,126 shares of common stock of the registrant.

                 Transitional small business disclosure format

                         Yes [_]      No [X]

                             United Diagnostic, Inc.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                                    PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                                         3

         Condensed Consolidated Balance Sheets as of March 31, 2003 (unaudited)
         and December 31, 2002                                                        3

         Condensed Consolidated Statements of Operations for the three months
         ended March 31, 2003 and 2002 (unaudited)                                    4

         Condensed Consolidated Statements of Cash Flows for the three months
         ended March 31, 2003, and 2002  (unaudited)                                  5

         Notes to Unaudited Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis or Plan of Operation                   10

Item 3.  Controls and Procedures                                                     12

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                           13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                 13

Item 3.  Defaults Upon Senior Securities                                             13

Item 4.  Submission of Matters to a Vote of Security Holders                         13

Item 5.  Other Information                                                           14

Item 6.  Exhibits                                                                    15

SIGNATURES                                                                           16

CERTIFICATIONS                                                                       17

                    United Diagnostic, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                                                  MARCH 31
                                                                                   2003            December 31
                                                                                (UNAUDITED)           2002
                                                                              -------------      -------------
ASSETS
Current assets:
    Cash                                                                      $     11,283        $      3,987
    Prepaid expenses and other current assets                                       16,389              16,389
                                                                              ------------        ------------
         Total current assets                                                 $     27,672        $     20,376
                                                                              ============        ============
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    Notes payable, in default                                                 $     65,888        $     65,888
    Accounts payable                                                               192,176             178,101
    Accrued expenses                                                                58,150              70,912
    Due to related parties                                                         293,898             268,898
    Contract payable                                                                55,571              55,571
                                                                              ------------        ------------
         Total current liabilities                                                 665,683             639,370
                                                                              ------------        ------------
Commitments and Contingencies

Stockholders' deficiency
    Series A convertible preferred stock, $.01 par value;
         2,000,000 authorized; none issued and outstanding
          at March 31, 2003, and 2,826 shares issued and outstanding
         (liquidation preference of $2,826,000) at December 31, 2002                    --                  28
    Common stock, $.01 par value; 50,000,000 shares authorized;
         649,126 shares issued and outstanding at March 31, 2003,
         and 435,056 shares issued and outstanding at December 31, 2002              6,491               4,350
    Additional paid-in capital                                                  59,797,418          59,799,531
    Accumulated deficit                                                        (60,441,920)        (60,422,903)
                                                                              ------------        ------------
Total stockholders' deficiency                                                    (638,011)           (618,994)
                                                                              ------------        ------------
         Total liabilities and stockholders' deficiency                       $     27,672        $     20,376
                                                                              ============        ============

See notes to unaudited condensed consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                             FOR THE THREE MONTHS ENDED MARCH 31
                                                    2003            2002
                                             -----------------------------------
Revenues:
                                                  $      --       $      --
                                             -----------------------------------
Operating costs and expenses:
  General and administrative                         17,452          76,622
                                             -----------------------------------
Total operating costs and expenses                   17,452          76,622
                                             -----------------------------------
Operating loss                                      (17,452)        (76,622)
                                             -----------------------------------
Other income (expense):
  Interest expense                                   (1,565)         (1,565)
                                             -----------------------------------
Total other income (expenses)                        (1,565)         (1,565)
                                             -----------------------------------
Net loss                                          $ (19,017)      $ (78,187)
                                             ===================================
Net loss per common share - basic and             $   (0.04)      $   (2.29)
diluted
                                             ===================================
Weighted average shares outstanding                 477,870          34,131
                                             ===================================

See notes to unaudited condensed consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                        FOR THE THREE MONTHS ENDED MARCH 31

                                                               2003               2002
                                                        -----------------------------------
OPERATING ACTIVITIES:
Net loss                                                    $(19,017)          $(78,187)
Adjustments to reconcile net loss to net
  cash used in operating activities:
      Changes in operating assets and liabilities:
        Prepaid expenses and other current assets                 --              3,063
        Accounts payable                                      14,075                498
        Accrued expenses                                     (12,762)             9,685
        Due to related parties                                    --             30,401
                                                        -----------------------------------
Net cash used for operating activities                       (17,704)           (34,540)
                                                        -----------------------------------
FINANCING ACTIVITIES:
Advanced from related parties                                 25,000             30,000
                                                        -----------------------------------
Net cash provided by financing activities                     25,000             30,000
                                                        -----------------------------------
Net increase (decrease) in cash                                7,296             (4,540)
Cash at beginning of period                                    3,987              4,540
                                                        -----------------------------------
Cash at end of period                                       $ 11,283           $     --
                                                        ===================================

See notes to unaudited condensed consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    For the three months ended March 31, 2003

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

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of United, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to make the financial statements not misleading. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

      The condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The Company does not at the present time have any revenue generating operations, has sustained net losses of $19,017 and $78,187 respectively during the three months ended March 31, 2003, and 2002 and is not in compliance with certain terms of the debt. The amount of stockholders' deficiency and working capital deficiency at March 31, 2003, was $638,011. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Among other things, the Company continues to seek additional debt and/or equity financing and potential mergers and or acquisitions with operating entities; however, there is no assurance that it will be successful in that endeavor. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

      During February 2003, by shareholder approval, the Company effectuated a 1 for 20 reverse stock split of its common stock. The financial statements have been retroactively effected for this reverse stock split.

2.    Due to Related Parties

      Due to related parties aggregating to $293,898 represents advances to the Company by the Chief Executive Officer and a director along with accrued and unpaid salary to the Company's Chief Executive Officer. During the three months ended March 31, 2003, the Company's Chief Executive Officer and a Director have advanced the Company $25,000, repayable on demand.

3.    Note Payable-Default

        Notes payable to State of Rhode Island's
        Small Business Loan Fund Corporation (SBLFC),
        in default, 9.5% interest accruing, principal due on demand,
        collateralized by virtually all of the assets of United and ABC       $  65,888
                                                                             ============

      In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans. All of the SBLFC loans, including those which were subject to patent security interest, were further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In June 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $600 per month. The Company is not in compliance with certain terms of these loans. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is the unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral as security for new loans.

4. Conversion of Preferred Stock to Common Shares and Reverse Stock Split Pursuant to Information Statement

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

      Pursuant to Amendment No. 1, during March 2003, all of the outstanding shares of series A convertible preferred stock were converted into an aggregate of 214,070 shares of common stock. All of the preferred stockholders as a group owned 246,283 shares of common stock or approximately 37.94% of the outstanding common stock and the four preferred stockholders who proposed Amendment No. 1 owned in the aggregate 144,264 shares of common stock or approximately 22.22% of the outstanding common stock.

      Reverse Stock Split in a 1 for 20 Ratio

      Amendment No. 2 provided for the reverse stock split in the ratio of 1 for 20 for all issued and outstanding shares of common stock including the pre-split shares issued upon conversion of the preferred stock provided for in Amendment No. 1 as described above. Upon the effectiveness of Amendment No. 2, there is an aggregate of 649,126 shares of common stock outstanding.

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

6.    Subsequent Event

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Three months ended March 31,  2003,  compared  with three months ended March 31,
2002

      Results of Operations

      The Company reported no operating revenues for the three months ended March 31, 2003 and 2002.

      Total operating costs and expenses for the three months ended March 31, 2003, were $17,452 compared to $76,622 for the three months ended March 31, 2002. The decrease of $59,170 is due to a reduction in general and administrative expenses.

      General and administrative expenses for the three months ended March 31, 2003, were $17,452 compared to $76,622 for the three months ended March 31, 2002. The decrease of $59,170 is primarily due to a reduction of payroll expenses.

      Interest expense for the three months ended March 31, 2003, and 2002 was $1,565 for interest associated with the State of Rhode Island Small Business Loan Fund outstanding loan principal.

      Net loss for the three months ended March 31, 2003, was $19,017 as compared to $78,187 for the three months ended March 31, 2002. The decrease of $59,170 in net loss is due to a decrease in general and administrative expenses.

      Net loss per share of Common Stock for the three months ended March 31, 2003, was $.04 compared to $2.29 for the three months ended March 31, 2002. The decrease is primarily due to a decrease in net loss and an increase in weighted average shares outstanding . Weighted average outstanding shares were 477,870 for the three months ended March 31, 2003, and 34,131 for the three months ended March 31, 2002.

Liquidity and Capital Resources

      At March 31, 2003, the Company had cash of $11,283, as compared to $3,987 at December 31, 2002. The increase of $7,296 is primarily due to proceeds from loans by officers offset by the use of cash for expenses associated with the preparation, printing and filing of certain SEC documents.

      Total current assets were $27,672 at March 31, 2003, as compared to $20,376 at December 31, 2002. The increase of $7,296 is due to the net increase in cash. Current assets are primarily due to a credit balance with the State of Delaware due to the overpayment of franchise taxes

      Total current liabilities at March 31, 2003, were $665,683 as compared to $639,370 at December 31, 2002. The increase of $26,313 is primarily due to an increase in amounts due to officer of $25,000 for loans to the Company.

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

      The Company had $11,283 in cash at March 31, 2003. The Company had a working capital deficiency of approximately $638,000 at March 31, 2003.

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

      Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island

      In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of March 31, 2003, was approximately $66,000). All of the SBLFC loans, including those which were subject to the patent security interest, were further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In June 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $600 per month. The Company is not in compliance with certain terms of these loans. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral.

Item 3.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by the filing of this Quarterly Report on Form 10-QSB, the President and Chief Executive Officer and the Chief Financial Officer of our Company have concluded that such controls are effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

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

      Pursuant to Amendment No. 1, during March 2003 all of the outstanding shares of series A convertible preferred stock were converted into an aggregate of 214,070 shares of common stock. All of the preferred stockholders as a group owned 246,283 shares of common stock or approximately 37.94% of the outstanding common stock and the four preferred stockholders who proposed Amendment No. 1 owned in the aggregate 144,264 shares of common stock or approximately 22.22% of the outstanding common stock.

      Reverse Stock Split in a 1 for 20 Ratio

      Amendment No. 2 provided for the reverse stock split in the ratio of 1 for 20 for all issued and outstanding shares of common stock including the pre-split shares issued upon conversion of the preferred stock provided for in Amendment No. 1 as described above. Prior to the effectiveness of Amendment No. 1, there was an aggregate of 12,982,512 shares of common stock outstanding (including issuance of shares to directors as described above and issuance of shares upon conversion of outstanding preferred stock as described above). Management believed that this was too many shares outstanding for an inactive corporation. It was management's intention to attempt to create stockholder value by acquiring an operating entity and/or raising additional capital. However, if there were too many shares of stock outstanding, management believed that the Company would be unable to attract financing or acquire an active business. Upon the effectiveness of Amendment No. 2, there is an aggregate of 649,126 shares of common stock outstanding.

Item 5.  Other Information

Certain Relationships and Related Party Transactions

      Due to related parties aggregating to $293,898 represents advances to the Company by its chief Executive Officer and a director along with accrued and unpaid salary to the Company's Chief Executive Officer. During the three months ended March 31, 2003, the Company's Chief Executive Officer and a Director advanced the Company $25,000, repayable on demand.

Reports on Form 8-K

      During the quarter ended March 31, 2003, there were no reports filed on Form 8-K by the Company.

Item 6.     Exhibits

            (a)   Exhibits

Exhibit No.     Description

31.1 Certification of J. Marvin Feigenbaum pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.

                                   SIGNATURES

      In accordance with requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNITED DIAGNOSTIC, INC.

Dated:      February 16, 2005          by: /s/ J. Marvin Feigenbaum
                                           ------------------------
                                           J. Marvin Feigenbaum
                                           President,
                                           Chief Executive Officer and
                                           Chief Financial Officer