Form 10QSB
period 2003-06-30
UNITED DIAGNOSTIC INC
filed 2005-02-17
CIK 716778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

                                   Yes [_]      No [X]

                             United Diagnostic, Inc.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                             PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

         Condensed Consolidated Balance Sheets as of June 30, 2003
         (unaudited) and December 31, 2002                                     3

         Condensed Consolidated Statements of Operations for the
         three and six months ended June 30, 2003 and 2002 (unaudited)         4

         Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 2003, and 2002 (unaudited)                      5

         Notes to Unaudited Condensed Consolidated Financial Statements        6

Item 2.  Management's Discussion and Analysis or Plan of Operation             10

Item 3.  Controls and Procedures                                               13

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                     13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds           14

Item 3.  Defaults Upon Senior Securities                                       14

Item 4.  Submission of Matters to a Vote of Security Holders                   14

Item 5.  Other Information                                                     14

Item 6.  Exhibits                                                              14

SIGNATURES                                                                     15

CERTIFICATIONS                                                                 16

                    United Diagnostic, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                              June 30
                                                                               2003         December 31
                                                                            (Unaudited)        2002
                                                                          -------------    -------------
ASSETS
Current assets:
    Cash                                                                  $     10,878     $      3,987
    Prepaid expenses and other current assets                                   16,389           16,389
                                                                          -------------    -------------
         Total current assets                                             $     27,267     $     20,376
                                                                          =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
    Notes payable, in default                                             $     65,888     $     65,888
    Accounts payable                                                           192,176          178,101
    Accrued expenses                                                            59,850           70,912
    Due to related parties                                                     293,898          268,898
    Contract payable                                                            55,571           55,571
                                                                          -------------    -------------
         Total current liabilities                                             667,383          639,370
                                                                          -------------    -------------
Commitments and Contingencies

Stockholders' deficiency
    Series A convertible preferred stock, $.01 par value;
        2,000,000 authorized; none issued and outstanding
        at June 30, 2003, and 2,826 shares issued and outstanding
        (liquidation preference of $2,826,000) at December 31, 2002                 --               28
    Common stock, $.01 par value; 50,000,000 shares authorized;
        649,126 shares issued and outstanding at June 30, 2003,
        and 435,056 shares issued and outstanding at December 31, 2002           6,491            4,350
    Additional paid-in capital                                              59,797,418       59,799,531
    Accumulated deficit                                                    (60,444,025)     (60,422,903)
                                                                          -------------    -------------
Total stockholders' deficiency                                                (640,116)        (618,994)
                                                                          -------------    -------------
         Total liabilities and stockholders' deficiency                   $     27,267     $     20,376
                                                                          =============    =============

See notes to unaudited condensed consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                         For the Three Months Ended June 30    For the Six Months Ended June 30
                                              2003               2002                2003              2002
                                         ----------------------------------------------------------------------
Revenues:
                                           $      --          $      --           $      --          $      --
                                         ----------------------------------------------------------------------
Operating costs and expenses:
  General and administrative                     540            251,298              17,992            327,920
                                         ----------------------------------------------------------------------
Total operating costs and expenses               540            251,298              17,992            327,920
                                         ----------------------------------------------------------------------
Operating loss                                  (540)          (251,298)            (17,992)          (327,920)
                                         ----------------------------------------------------------------------
Other income (expense):
  Interest expense                            (1,565)            (1,565)             (3,130)            (3,130)
                                         ----------------------------------------------------------------------
Total other income (expenses)                 (1,565)            (1,565)             (3,130)            (3,130)
                                         ----------------------------------------------------------------------
Net loss                                   $  (2,105)         $(252,863)          $ (21,122)         $(331,050)
                                         ======================================================================
Net loss per common share - basic and      $      --          $   (7.41)          $   (0.04)         $   (9.70)
diluted
                                         ======================================================================
Weighted average shares outstanding          649,126             34,131             563,971             34,131
                                         ======================================================================

See notes to unaudited condensed consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                         For the six months ended June 30

                                                               2003                2002
                                                         --------------------------------
Operating activities:
Net loss                                                  $ (21,122)          $(331,050)
Adjustments to reconcile net loss to net
  cash used in operating activities:
        Changes in operating assets and liabilities:
        Prepaid expenses and other current assets                --               4,003
        Accounts payable                                     14,075                 500
        Accrued expenses                                    (11,062)             24,598
        Due to related parties                                   --             267,409
                                                         --------------------------------
Net cash used for operating activities                      (18,109)            (34,540)
                                                         --------------------------------
Financing activities:
Advances from related parties                                25,000              30,000
                                                         --------------------------------
Net cash provided by financing activities                    25,000              30,000
                                                         --------------------------------
Net increase (decrease) in cash                               6,891              (4,540)
Cash at beginning of period                                   3,987               4,540
                                                         --------------------------------
Cash at end of period                                     $  10,878           $      --
                                                         ================================

See notes to unaudited condensed consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    For the three months ended June 30, 2003

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

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of United, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to make the financial statements not misleading. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

      The condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The Company does not at the present time have any revenue generating operations, has sustained net losses of $21,122 and $331,050 respectively during the six months ended June 30, 2003, and 2002 is not in compliance with certain terms of its debt. The amount of stockholders' deficiency and working capital deficiency at June 30, 2003, was $640,116. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Among other things, the Company continues to seek additional debt and/or equity financing and potential mergers and or acquisitions with operating entities; however, there is no assurance that it will be successful in that endeavor. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

      During February 2003, by shareholder approval, the Company effectuated a 20 for 1 reverse stock split of its common stock. The financial statements have been retroactively effected for this reverse stock split.

2.    Due to Related Parties

      Due to related parties aggregating to $293,898 represents advances to the Company by the Chief Executive Officer and a director along with accrued and unpaid salary to the Company's Chief Executive Officer. During the six months ended June 31, 2003, the Company's Chief Executive Officer and a Director advanced the Company $25,000, repayable on demand.

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

      Three months ended June 30, 2003, compared with three months ended June 30, 2002

      Results of Operations

      The Company reported no operating revenues for the three months ended June 30, 2003 and 2002.

      Total operating costs and expenses for the three months ended June 30, 2003, were $540 compared to $251,298 for the three months ended June 30, 2002. The decrease of $250,758 is due to a decrease in general and administrative expenses.

      General and administrative expenses for the three months ended June 30, 2003, were $540 compared to $251,298 for the three months ended June 30, 2002. The decrease of $250,758 is primarily due to a decrease in payroll expenses.

      Interest expense for the three months ended June 30, 2003, and 2002 was $1,565 for interest associated with the State of Rhode Island Small Business Loan Fund outstanding loan principal.

      Net loss for the three months ended June 30, 2003, was $2,105 as compared to $252,863 for the three months ended June 30, 2002. The decrease of $250,758 in net loss is due to a decrease in general and administrative expenses.

Six months ended June 30, 2003, compared with six months ended June 30, 2002

      Results of Operations

      The Company reported no operating revenues for the six months ended June 30, 2003, and 2002.

      Total operating costs and expenses for the six months ended June 30, 2003, were $17,992 compared to $327,920 for the six months ended June 30, 2002. The decrease of $309,928 is due to a reduction in general and administrative expenses.

      General and administrative expenses for the six months ended June 30, 2003, were $17,992 compared to $327,920 for the six months ended June 30, 2002. The decrease of $309,928 is primarily due to a reduction of payroll expenses.

      Interest expense for the six months ended June 30, 2003, and 2002 was $3,130 for interest associated with the State of Rhode Island Small Business Loan Fund outstanding loan principal.

      Net loss for the six months ended June 30, 2003, was $21,122 as compared to $331,050 for the six months ended June 30, 2002. The decrease of $309,928 in net loss is due to a decrease in general and administrative expenses.

      Net loss per share of Common Stock for the six months ended June 30, 2003, was $.04 compared to $9.70 for the six months ended June 30, 2002. The decrease is primarily due to a decrease in net loss and an increase in weighted average shares outstanding . Weighted average shares outstanding were 563,971 for the six months ended June 30, 2003, and 34,131 for the six months ended June 30, 2002.

Liquidity and Capital Resources

      At June 30, 2003, the Company had cash of $10,878, as compared to $3,987 at December 31, 2002. The increase of $6,891 is primarily due to proceeds from loans by officers offset by the use of cash for expenses associated with the preparation, printing and filing of certain SEC documents.

      Total current assets were $27,267 at June 30, 2003, as compared to $20,376 at December 31, 2002. The increase of $6,891 is due to the net increase in cash. Current assets are primarily due to a credit balance with the State of Delaware due to the overpayment of franchise taxes

      Total current liabilities at June 30, 2003, were $667,383 as compared to $639,370 at December 31, 2002. The increase of $28,013 is primarily due to an increase in amounts due to officer of $25,000 for loans to the Company.

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

      The Company had $10,878 in cash at June 30, 2003. The Company had a working capital deficiency of $640,116 at June 30, 2003.

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

      Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island

      In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of June 30, 2003, was approximately $66,000). All of the SBLFC loans, including those which were subject to the patent security interest, were further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In June 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $600 per month. The Company is not in compliance with certain terms of these loans. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral.

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

            None

Item 5.     Other Information

Certain Relationships and Related Party Transactions

      Due to related parties aggregating to $293,898 represents advances to the Company and accrued and unpaid salary to the Company's Chief Executive Officer. During the six months ended June 31, 2003, the Company's Chief Executive Officer and a Director have advanced the Company $25,000, repayable on demand.

Reports on Form 8-K

      During the quarter ended June 30, 2003, there were no reports filed on Form 8-K by the Company.

Item 6.     Exhibits
            --------

Exhibit No.    Description
-----------    -----------

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