Form 10QSB
period 2003-09-30
UNITED DIAGNOSTIC INC
filed 2005-02-17
CIK 716778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2003

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________________ to _________________________

                           Commission File No. 0-11772

                             UNITED DIAGNOSTIC, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                    25-1411971
 -------------------------------           ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation of organization)

124 W. 60th Street, #33L, New York, New York                          10023
--------------------------------------------                        ----------
  (Address of principal executive offices)                          (Zip Code)

         Issuer's telephone number, including area code: (212) 315-3585

                        ---------------------------------

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

                                  Yes|X|        No |_|

         As of January 15, 2005, there were issued and outstanding 649,126 shares of common stock of the registrant.

                  Transitional small business disclosure format

                                    Yes|_|      No |X|

                             United Diagnostic, Inc.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                                            PAGE
PART I   FINANCIAL INFORMATION
Item 1.           Financial Statements                                                       3

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2003 (unaudited) and December 31, 2002                       3

                  Condensed Consolidated Statements of Operations for the
                  three and nine months ended September 30, 2003 and 2002 (unaudited)        4

                  Condensed Consolidated Statements of Cash Flows for the nine months
                  ended September 30, 2003, and 2002 (unaudited)                             5

                  Notes to Unaudited Condensed Consolidated Financial Statements             6

Item 2.           Management's Discussion and Analysis or Plan of Operation                 10

Item 3.           Controls and Procedures                                                   13

PART II  OTHER INFORMATION

Item 1.           Legal Proceedings                                                         13

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds               13

Item 3.           Defaults Upon Senior Securities                                           13

Item 4.           Submission of Matters to a Vote of Security Holders                       13

Item 5.           Other Information                                                         13

Item 6.           Exhibits                                                                  14

SIGNATURES                                                                                  15

CERTIFICATIONS                                                                              16

                    United Diagnostic, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                                           September 30       December 31
                                                                               2003
                                                                            (Unaudited)         2002
                                                                            ------------    ------------
ASSETS
Current assets:
   Cash                                                                     $       --      $      3,987
   Prepaid expenses and other current assets                                      16,576          16,389
                                                                            ------------    ------------
       Total current assets                                                 $     16,576    $     20,376
                                                                            ============================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
   Notes payable, in default                                                $     65,888    $     65,888
   Accounts payable                                                              192,176         178,101
   Accrued expenses                                                               61,105          70,912
   Due to related parties                                                        284,785         268,898
   Contract payable                                                               55,571          55,571
                                                                            ------------    ------------

       Total current liabilities                                                 659,525         639,370
                                                                            ------------    ------------

Commitments and Contingencies

Stockholders' deficiency
   Series A convertible preferred stock, $.01 par value; 2,000,000 authorized; none issued and outstanding at September 30, 2003, and
       2,826 shares issued and outstanding
       (liquidation preference of $2,826,000) at December 31, 2002                  --                28
   Common stock, $.01 par value; 50,000,000 shares authorized;
       649,126 shares issued and outstanding at September 30, 2003,
       and 435,056 shares issued and outstanding at December 31, 2002              6,491           4,350
   Additional paid-in capital                                                 59,797,418      59,799,531
   Accumulated deficit                                                       (60,446,858)    (60,422,903)
                                                                            ------------    ------------

Total stockholders' deficiency                                                  (642,949)       (618,994)
                                                                            ------------    ------------

       Total liabilities and stockholders' deficiency                       $     16,576    $     20,376
                                                                            ============    ============

       See notes to unaudited condensed consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                   For the Three Months    For the Nine Months
                                                    Ended September 30      Ended September 30
                                                    2003        2002        2003         2002
                                                -----------------------------------------------
Revenues:
                                                $      --    $      --    $      --    $      --
                                                -----------------------------------------------
Operating costs and expenses:
  General and administrative                        1,268       18,630       19,261      346,550
                                                -----------------------------------------------
Total operating costs and expenses                  1,268       18,630       19,261      346,550
                                                -----------------------------------------------

Operating loss                                     (1,268)     (18,630)     (19,261)    (346,550)
                                                -----------------------------------------------
Other income (expense):
  Interest expense                                 (1,565)      (1,564)      (4,694)      (4,694)
                                                -----------------------------------------------
Total other income (expenses)                      (1,565)      (1,564)      (4,694)      (4,694)
                                                -----------------------------------------------

Net loss                                        $  (2,833)   $ (20,194)   $ (23,955)   $(351,244)
                                                ================================================

Net loss per common share - basic and diluted   $    --      $   (0.59)   $   (0.04)   $  (10.29)
                                                ================================================

Weighted average shares outstanding               649,126       34,131      592,668       34,131
                                                ================================================

       See notes to unaudited condensed consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                        For the nine months ended
                                                               September 30

                                                           2003               2002
                                                       ----------------------------
Operating activities:
Net loss                                               $    (23,955)   $   (351,244)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Changes in operating assets and liabilities:
      Prepaid expenses and other current assets                (187)          4,943
      Accounts payable                                       14,075           6,715
      Accrued expenses                                       (9,807)         28,165
      Due to related parties                                     --         282,004
                                                       ----------------------------
Net cash used for operating activities                      (19,874)        (29,417)
                                                       ----------------------------

Financing activities:
Advances from related parties                                15,887          30,000
                                                       ----------------------------
Net cash provided by financing activities                    15,887          30,000
                                                       ----------------------------
Net (decrease) increase in cash                              (3,987)            583
Cash at beginning of period                                   3,987           4,540
                                                       ----------------------------
Cash at end of period                                  $         --    $      5,123
                                                       ============================


       See notes to unaudited condensed consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  For the three months ended September 30, 2003

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of United, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to make the financial statements not misleading. Operating results for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

         The condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The Company does not at the present time have any revenue generating operations, has sustained net losses of $23,955 and $351,244 respectively during the nine months ended September 30, 2003, and 2002 is not in compliance with certain terms of its debt. The amount of stockholders' deficiency and working capital deficiency at September 30, 2003, was $642,949. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Among other things, the Company continues to seek additional debt and/or equity financing and potential mergers and or acquisitions with operating entities; however, there is no assurance that it will be successful in that endeavor. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

         During February 2003, by shareholder approval, the Company effectuated a 20 for 1 reverse stock split of its common stock. The financial statements have been retroactively effected for this reverse stock split.

2.       Due to Related Parties

         Due to related parties aggregating to $284,785 represents advances to the Company by the Chief Executive Officer and a director, along with accrued and unpaid salary to the Company's Chief Executive Officer. During the nine months ended September 30, 2003, the Company's Chief Executive Officer and a Director have advanced the Company a net of $15,887, repayable on demand.

3.       Note Payable-Default

       Notes payable to State of Rhode Island's Small Business Loan Fund
       Corporation (SBLFC), in default, 9.5% interest accruing, principal due on
       demand, collateralized by virtually all of the assets of United and ABC        $ 65,888
                                                                                    ==============

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Three months ended September 30, 2003, compared with three months ended September 30, 2002

         Results of Operations

         The Company reported no operating revenues for the three months ended September 30, 2003 and 2002.

         Total operating costs and expenses for the three months ended September 30, 2003, were $1,268 compared to $18,630 for the three months ended September 30, 2002. The decrease of $17,362 is due to a decrease in general and administrative expenses.

         General and administrative expenses for the three months ended September 30, 2003, were $1,268 compared to $18,630 for the three months ended September 30, 2002. The decrease of $17,362 is primarily due to a decrease in professional fees.

         Interest expense for the three months ended September 30, 2003, and 2002 was $1,565 and $1,564 respectively for interest associated with the State of Rhode Island Small Business Loan Fund outstanding loan principal.

         Net loss for the three months ended September 30, 2003, was $2,833 as compared to $20,194 for the three months ended September 30, 2002. The decrease of $17,361 in net loss is due to a decrease in general and administrative expenses.

Nine months ended September 30, 2003, compared with nine months ended September 30, 2002

         Results of Operations

         The Company reported no operating revenues for the nine months ended September 30, 2003, and 2002.

         Total operating costs and expenses for the nine months ended September 30, 2003, were $19,261 compared to $346,550 for the nine months ended September 30, 2002. The decrease of $327,289 is due to a reduction in general and administrative expenses.

         General and administrative expenses for the nine months ended September 30, 2003, were $19,261 compared to $346,550 for the nine months ended September 30, 2002. The decrease of $327,289 is primarily due to a reduction of payroll expenses and professional fees.

         Interest expense for the nine months ended September 30, 2003, and 2002 was $4,694 for associated with the State of Rhode Island Small Business Loan Fund outstanding loan principal.

         Net loss for the nine months ended September 30, 2003, was $23,955 as compared to $351,244 for the nine months ended September 30, 2002. The decrease of $327,289 in net loss is due to a decrease in general and administrative expenses.

         Net loss per share of Common Stock for the nine months ended September 30, 2003, was $.04 compared to $10.29 for the nine months ended September 30, 2002. The decrease is primarily due to a decrease in net loss and an increase in weighted average shares outstanding. Weighted average shares outstanding were 592,668 for the nine months ended September 30, 2003, and 34,131 for the nine months ended September 30, 2002.

Liquidity and Capital Resources

         At September 30, 2003, the Company had no cash, as compared to $3,987 at December 31, 2002. All cash was expended during the nine months ended September 30, 2003, for expenses associated with the preparation, printing and filing of certain SEC documents during 2003.

         Total current assets were $16,576 at September 30, 2003, as compared to $20,376 at December 31, 2002. The decrease of $3,800 is due to the reduction in cash. Current assets are primarily due to a credit balance with the State of Delaware due to the overpayment of franchise taxes

         Total current liabilities at September 30, 2003, were $659,525 as compared to $639,370 at December 31, 2002. The increase of $20,155 is primarily due to a net increase in amounts due to officer.

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

         The Company had no cash at September 30, 2003. The Company had a working capital deficiency of $642,949 at September 30, 2003.

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

         Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island

         In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of September 30, 2003, was approximately $66,000). All of the SBLFC loans, including those which were subject to the patent security interest, were further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In June 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $600 per month. The Company is not in compliance with certain terms of these loans. In the event that the

Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral.

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

                  None

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders

                  None

Item 5.           Other Information

Certain Relationships and Related Party Transactions

         Due to related parties aggregating to $293,898 represents advances to the Company and accrued and unpaid salary to the Company's Chief Executive Officer. During the nine months ended September 30, 2003, the Company's Chief Executive Officer and a Director have advanced the Company a net of $15,887, repayable on demand.

Reports on Form 8-K

         During the quarter ended September 30, 2003, there were no reports filed on Form 8-K by the Company.

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