Form 10KSB
period 2003-12-31
UNITED DIAGNOSTIC INC
filed 2005-02-17
CIK 716778

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

        /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended December 31, 2003

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


         --------------------------------------------------------------
         (Former name or former address, if changed since last report.)


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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

The issuer's revenues for the fiscal year ended December 31, 2003, were $0

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

                   Documents Incorporated by Reference: None.

                             UNITED DIAGNOSTIC, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I ...........................................................................................................1
         ITEM 1.           DESCRIPTION OF BUSINESS................................................................1
         ITEM 2.           DESCRIPTION OF PROPERTY................................................................3
         ITEM 3.           LEGAL PROCEEDINGS......................................................................3
         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................................4
PART II ..........................................................................................................5
         ITEM 5.           MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER
                           PURCHASES OF EQUITY SECURITIES.........................................................5
         ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..............................6
         ITEM 7.           FINANCIAL STATEMENTS ..................................................................8
         ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...9
         ITEM 8A.          CONTROLS AND PROCEDURES................................................................9
         ITEM 8B.          OTHER INFORMATION......................................................................9
PART III ........................................................................................................11
         ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................11
         ITEM 10.          EXECUTIVE COMPENSATION................................................................12
         ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                           STOCKHOLDER MATTERS...................................................................16
         ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................17
         ITEM 13.          EXHIBITS..............................................................................19
         ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES ...............................................19

SIGNATURES ......................................................................................................20
EXHIBIT INDEX ...................................................................................................21

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Organization

      United Diagnostic, Inc. (hereinafter referred to as "United" or the "Company"), was originally organized under the laws of the State of Delaware in September 1981 under the name "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to "Nu-Tech Bio-Med, Inc." Effective December 23, 1998, the Company changed its name to its present name. One of the Company's wholly-owned subsidiaries, Analytical Biosystems Corp. ("ABC") (inactive since November 3, 1997), was organized under the laws of the State of Delaware in August, 1985. On October 21, 1996, the Company acquired substantially all of the medical billing service assets of Prompt Medical Billing, Inc. through the Company's wholly-owned subsidiary, NTBM Billing Services Inc. (inactive since April, 1998), organized under the laws of the State of Delaware on September 10, 1996. On October 15, 2001, the Company closed its office in Wakefield, Rhode Island, and discontinued reporting activities until January 2003. In February 2003, the Company filed its Form 10-QSB for the quarter ended September 30, 2001, its Form 10-KSB for the year ended December 31, 2002, its Form 10-QSB for the quarter ended March 31, 2002, its Form 10-QSB for the quarter ended June 30, 2002, its Form 10-QSB for the quarter ended September 30, 2002, and an Information Statement on Schedule 14C. Since February 2003, the Company has remained inactive. In February 2005, the Company filed its Form 10-KSB for the year ended December 31, 2002, its Form 10-QSB for the quarter ended March 31, 2003, its Form 10-QSB for the quarter ended June 30, 2003, its Form 10-QSB for the quarter ended September 30, 2003, its Form 10-KSB for the year ended December 31, 2003, its Form 10-QSB for the quarter ended March 31, 2004, its Form 10-QSB for the quarter ended June 30, 2004, and its Form 10-QSB for the quarter ended September 30, 2004.

      During February 2003, the Company effectuated a 1 for 20 reverse stock split of its common stock. Accordingly, this filing has been retroactively adjusted for such reverse split.

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

Certain Business, Operational and Background Information

Issuance of Common Shares to Directors

      On October 25, 2002, the Board of Directors of the Company approved the conversion of certain debts amounting to $80,185 owed by the Company to Mr. J. Marvin Feigenbaum and David Sterling 400,925 into shares of the Company's common stock. Mr. Feigenbaum and Mr. Sterling constitute the Board of Directors of the Company, and Mr. Feigenbaum also is the Company's Chairman, President, Chief Executive Officer and Chief Financial Officer.

      Accordingly, during October 2002, the Company converted an aggregate of $63,185 of loan repayments and other obligations owed by the Company, to Mr. J. Marvin Feigenbaum into 315,925 shares of the Company's common stock at an estimated fair value of $0.01 per share, which is also par value for the Common Stock. Such shares of common stock were issued in full payment and satisfaction of the $63,185 owed by the Company to Mr. Feigenbaum, which consisted of: (i) a $15,000 demand loan made by Mr. Feigenbaum to the Company during October 2002, to assist the Company in paying certain of its expenses; (ii) $28,185, representing a portion of accrued but unpaid reimbursement of medical, life and other insurance premiums and other expenses which the Company was obligated to pay on Mr. Feigenbaum's behalf under the terms of his employment agreement with the Company, which expired in April 2002; and (iii) $20,000 of an aggregate of approximately $280,000, representing accrued but unpaid salary owed to Mr. Feigenbaum under the terms of his employment agreement with the Company. The remaining amount approximating $260,000 of accrued salary owed to Mr. Feigenbaum remained as an unpaid obligation of the Company and is classified as Due to Related Parties as of December 31, 2003.

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

      Pursuant to Amendment No. 1, during March of 2003, all of the outstanding shares of series A convertible preferred stock were converted into an aggregate of 214,070 shares of common stock. All of the preferred stockholders as a group owned 246,283 shares of common stock (before the conversion) or approximately 37.94% of the outstanding common stock and the four preferred stockholders who proposed Amendment No. 1 owned in the aggregate 144,264 shares of common stock (before the conversion) or approximately 22.22% of the outstanding common stock.

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

Employees

      As of January 15, 2005, the Company had one at-will employee, its one executive officer. The Company's employee is not represented by a labor union, and the Company considers its relationship with its employee to be good.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company's principal administrative office address is 124 W. 60th Street, #33L, New York, New York 10023. The Company believes that its present facilities are adequate for its present needs.

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

      The following table sets forth the range of high and low reported bid prices for the years ended December 31, 2003 and 2002. The Company does not believe that its common stock is the subject of an active market. On January 30, 2003, the high bid and low ask prices of such stock as reported in the "pink sheets" were $.0010 and $.0010, respectively. For purposes of calculating the market value of the Company's common stock, the Company has utilized $.0010, the closing sale price for the common stock as reported by the "pink sheets" on January 27, 2003, the last date on which an actual transaction was reported. Quotations represent prices between dealers and do not reflect retail markups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                                         Bid Prices of Common Stock
                                                                    -------------------------------------
                                                                            Low                High
                                                                    ------------------  -----------------
Year Ended December 31, 2003:
    First Quarter (1)...........................................         .00                    .00
    Second Quarter (1)..........................................         .00                    .00
    Third Quarter (1)...........................................         .00                    .00
    Fourth Quarter (1)..........................................         .00                    .00
Year Ended December 31, 2002:
    First Quarter (1)...........................................         .06                    .14
    Second Quarter (1)..........................................         .05                    .06
    Third Quarter (1)...........................................         .00                    .05
    Fourth Quarter (1)..........................................         .00                    .05

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

Twelve months ended December 31, 2003, compared with twelve months ended December 31, 2002

      Results of Operations

      The Company reported no operating revenues for the twelve months ended December 31, 2003, and 2002 because it had no operating business.

      Total operating costs and expenses for the twelve months ended December 31, 2003, were $19,390 compared to $307,579 for the twelve months ended December 31, 2002. The decrease of $288,189 is due to a decrease in general and administrative expenses.

      General and administrative expenses for the twelve months ended December 31, 2003, were $19,390 compared to $307,579 (which includes a $208,000 severance accrual to the Company's Chief Executive Officer pursuant to his employment agreement) for the twelve months ended December 31, 2002. The decrease of $288,189 is primarily due to a reduction in payroll expenses.

      Interest expense for the twelve months ended December 31, 2003, and 2002, was $6,259 representing the approximate annual interest incurred for funds loaned to the Company (see Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island).

      Net loss for the twelve months ended December 31, 2003, was $25,649 as compared to $313,838 for the twelve months ended December 31, 2002. The decrease of $288,189 in net loss is due to a decrease in general and administrative.

      Net loss per share of Common Stock for the twelve months ended December 31, 2003, was $.04 compared to $2.91 for the year ended December 31, 2002. The decrease is due to a reduction in net loss and an increase in weighted average shares outstanding . Weighted average shares outstanding was 606,898 for the year ended December 31, 2003, compared to 107,725 for the year ended December 31, 2002.

Liquidity and Capital Resources

      Presently, the Company does not operate or have an equity investment in a business which is a source of revenue from operations. No assurance can be given that the Company will be able to identify attractive acquisition opportunities, obtain financing for acquisitions on satisfactory terms or successfully acquire, integrate, and operate identified acquisition targets. The Company has sustained net losses of $25,649 and $313,838, respectively during the years ended December 31, 2003, and 2002, and has expended all cash from operations. The amount of stockholders' capital deficiency and working capital deficiency at December 31, 2003, was $644,643. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Among other things, the Company continues to seek additional debt and/or equity financing; however, there is no assurance that it will be successful in that endeavor.

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

      The Company had no cash at December 31, 2003, as compared to $3,987 at December 31, 2002.

      Prepaid expenses and other current assets were $16,447 at December 31, 2003, as compared to $16,389 at December 31, 2002.

      Total current liabilities at December 31, 2003 were $661,090 as compared to $639,370 at December 31, 2002. The majority of this increase relates to advances to the Company by its Chief Executive Officer.

      Amounts due to related parties represent advances to the Company by its officers and a one year severance accrual of approximately $208,000 pursuant to the Chief Executive Officer's employment agreement.

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

      The Company converted an aggregate of $63,185 of loan repayments and other obligations owed by the Company to Mr. J. Marvin Feigenbaum into 315,925 shares of the Company's common stock at an estimated fair value of $0.20 per share. Such shares of common stock were issued in full payment and satisfaction of the $63,185 owed by the Company to Mr. Feigenbaum, which consisted of: (i) a $15,000 demand loan made by Mr. Feigenbaum to the Company during 2002, to assist the Company in paying certain of its expenses; (ii) $28,185, representing accrued but unpaid reimbursement of medical, life and other insurance premiums and other expenses which the Company was obligated to pay on Mr. Feigenbaum's behalf under the terms of his employment agreement with the Company, which expired in April 2002; and (iii) $20,000 of an aggregate of approximately $280,000, representing a portion of accrued but unpaid salary owed to Mr. Feigenbaum under the terms of his employment agreement with the Company. The remaining amount approximating $260,000 of accrued salary owed to Mr. Feigenbaum remained as an unpaid obligation of the Company and is classified as Due to Related Parties as of December 31, 2003.

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

      Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island

      In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of December 31, 2003, was approximately $66,000). All of the SBLFC loans, including those which were subject to the patent security interest, were further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In June 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $600 per month. The Company is not in compliance with certain terms of these loans. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral as security for new loans.

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

      Eisner LLP did not audit the Company's financial statements for any period after the fiscal year ended December 31, 2001.Eisner LLP's report on the financial statements for the fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles.


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

      In connection with this report, Marvin Feigenbaum, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation he concluded that our disclosure controls and procedures were effective in alerting him in a timely manner to information relating to the Company required to be disclosed in this report.

ITEM 8B. OTHER INFORMATION

Reports on Form 8-K.

During the period commencing the last quarter of the period covered by this Report until the date of filing of this Report, the following report was fled on Form 8-K by the Company:

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

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

      Set forth below is certain information relating to the members of the Board of Directors of the Company as of December 31, 2003.


              NAME                     AGE                                    POSITION
              ----                     ---                                    --------
J. Marvin Feigenbaum                   53      Chairman of the Board of Directors, President and Chief Executive
                                               Officer of the Company

David A. Sterling                      47      Secretary and Director of the Company

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

      At a Special Meeting of Shareholders held September 25, 2001, Mr. Sterling was elected as a Class 2 Director to serve until the 2003 annual meeting and Mr. Feigenbaum was elected as a Class 3 Director to serve until the 2004 annual meeting. The following sets forth certain biographical information for the Directors and Officers as of December 31, 2003:

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

Section 16 Reporting

      No person who, during the year ended December 31, 2003, was a director, officer or beneficial owner of more than ten percent of the Company's Common Stock (which is the only class of securities of the Company registered under Section 12 of the Securities Exchange Act of 1934 (the "Act") (a "Reporting Person") failed to file on a timely basis, reports required by Section 16 of the Act during the most recent fiscal year or prior years. The foregoing is based solely upon a review by the Company of Forms 3 and 4 during such fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to such fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Code of Ethics

      The Company has been inactive since early 2003 and has not yet adopted a Code of Ethics applying to its executive officers. The Company intends to adopt a Code of Ethics applying to such persons during the first quarter of the fiscal year ending December 31, 2005

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation.

Executive Compensation.

      The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 2003, 2002 and 2001, to the Chief Executive. No other executive officer was paid a salary in excess of $100,000 during such year.


                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

Summary Compensation Table.

                                               ANNUAL COMPENSATION           LONG TERM COMPENSATION AWARDS
                                               -------------------           -----------------------------
                                                                                RESTRICTED SECURITIES               PAYOUTS
                                                                                ---------------------               -------
          NAME AND                                        OTHER ANNUAL       STOCK           UNDERLYING             ALL OTHER
     PRINCIPAL POSITION           YEAR     SALARY         COMPENSATION       AWARD(S)         OPTIONS              COMPENSATION
     ------------------           ----     ------         ------------       --------         -------              ------------
   J. Marvin Feigenbaum           2003   $   -----          $ -----            --                 --                 $ -----
   President and Chief            2002   $277,333(5)        $ -----            --                 --                 $   916(2)
   Executive Officer(1)           2001   $214,667           $10,340(4)         --                 --                 $29,804(3)

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

(2)   Represents automobile garage fees.

(3) Represents automobile allowance, automobile insurance premiums, automobile maintenance and garage fees, life insurance premium, disability insurance premiums and long-term care insurance premiums.

(4)   Represents accrued vacation paid in cash.

(5) Includes $208,000 (one year) severance accrual pursuant to the Employment Agreement

Options/SAR Grants in Fiscal Year Ended December 31, 2003

      No options or stock appreciation rights were granted to the Company's Chief Executive officer or any other executive officer during the fiscal year ended December 31, 2003.

      Aggregated Options/SAR Exercises in Most Recent Fiscal Year and Fiscal Year-End Options/SAR Values.

      No options or stock appreciation rights were held by the Company's Chief Executive officer or any other executive officer during the fiscal year ended December 31, 2003.

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

      During the year ended December 31, 2003, Mr. Feigenbaum did not receive a salary. Mr. Feigenbaum received a salary in the amount of $277,333 during the year ended December 31, 2002 which includes a $208,000 one-year severance accrual, pursuant to the then current Employment Agreement, as amended. Due to the financial condition of the Company, during the year ended December 31, 1998, approximately $47,667 of cash compensation which should have been paid to Mr. Feigenbaum in 1998 was voluntarily deferred by Mr. Feigenbaum until 1999 as a convenience to the Company. On September 26, 2001, J. Marvin Feigenbaum, relinquished any and all rights to options granted to him that were voted upon and approved by the holders of shares of Common Stock of the Company at a Special Meeting of Stockholders of the Company held on September 25, 2001. The option grant was for 500,000 shares of the Company's Common Stock at an exercise price of $.66 per share. Accordingly, the options were never issued.

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

      Pursuant to the resolution of the Board of Directors on October 25, 2002, Mr. David Sterling agreed to waive his right to receive any future fees for his services as a director under certain circumstances (see Item 1. Description of Business - for further details).

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

      As of December 31, 2003, there are no outstanding options granted under this plan.

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

      Under the terms of the Director Plan, the sum of the number of shares to be received upon any grant multiplied by the fair market value of each share at the time of grant may not exceed $75,000. All awards shall be reduced to the extent they exceed such amount. The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant. Until otherwise provided in the Director Plan, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of Common Stock of the Company or by a combination of each. The term of each option is five years from the date of grant, unless terminated sooner as provided in the Director Plan. The Director Plan is administered by a committee of the Board of Directors composed of not fewer than two persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non-employee director will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan do not qualify for incentive stock option treatment. As of December 31, 2003, there are no options outstanding under this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of March 2004, with respect to the ownership of Common Stock by (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, (ii) each director and each officer identified in the Summary Compensation Table, and
(iii) directors and executive officers as a group. The most current information available to the Company is set forth below.

      The Company believes that relevant to an understanding of the ownership of the Common Stock is the fact that from December 1996 to March 13, 2003, the most recent date on which Preferred Stock was converted, the Company issued an aggregate of 214,070 shares of Common Stock upon the conversion of 14,000 shares of Preferred Stock.

                      NAME AND ADDRESS                        AMOUNT OF AND NATURE            PERCENTAGE
                     OF BENEFICIAL OWNER                     OF BENEFICIAL OWNERSHIP           OF CLASS
                     -------------------                     -----------------------           --------
       J. Marvin Feigenbaum                                          315,964 (1)                 48.7%
       124 W. 60th Street, #33L
       New York, New York  10023

       David Sterling                                                 85,000 (2)                 13.1%
       33 Windsor Drive
       Muttontown, New York  11753

       All Officers and Directors as a Group (2
       persons in number)                                            400,964(1,2)                61.8%

(1) Includes (i) 7 shares of Common Stock owned by Mr. Feigenbaum; (ii) 32 shares of Common Stock held in a trust for the benefit of a minor child of Mr. Feigenbaum, as to which shares Mr. Feigenbaum disclaims beneficial ownership; (iii) 315,925 shares of Common Stock issued to Mr. Feigenbaum on February 6, 2003, (see Item 12. Certain Relationships and Related Transactions - Issuance of Common Shares).

(2) Represents 85,000 shares of Common Stock issued to Mr. Sterling on February 6, 2003 (see Item 12. Certain Relationships and Related Transactions - Issuance of Common Shares).

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

      The Company converted an aggregate of $63,185 of loan repayments and other obligations owed by the Company to Mr. J. Marvin Feigenbaum into 315,925 shares of the Company's common stock at an estimated fair value of $0.20 per share. Such shares of common stock were issued in full payment and satisfaction of the $63,185 owed by the Company to Mr. Feigenbaum, which consisted of: (i) a $15,000 demand loan made by Mr. Feigenbaum to the Company during 2002, to assist the Company in paying certain of its expenses; (ii) $28,185, representing accrued but unpaid reimbursement of medical, life and other insurance premiums and other expenses which the Company was obligated to pay on Mr. Feigenbaum's behalf under the terms of his employment agreement with the Company, which expired in April 2002; and (iii) $20,000 of an aggregate of approximately $280,000, representing a portion of accrued but unpaid salary owed to Mr. Feigenbaum under the terms of his employment agreement with the Company. The remaining amount approximating $260,000 of accrued salary owed to Mr. Feigenbaum remained as an unpaid obligation of the Company and is classified as Due to Related Parties as of December 31, 2003.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth the fees billed to us for the fiscal years ended December 31, 2002 and December 31, 2003 by Marcum & Kliegman LLP ("MKLLP"):

                                     Fiscal Year                Fiscal Year
                                        Ended                      Ended
                                  December 31, 2002          December 31, 2003
                                  -----------------          -----------------


      Audit Fees (1)                  $25,000                     $25,000
      Audit Related Fees                 --                           --
      Tax Fees                           --                           --
      All Other Fees                     --                           --

      (1) Consists of fees billed for professional services rendered for the audit of the financial statements of the Company as of December 31, 2002 and December 31, 2003 and reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the quarters during such fiscal years. MKLLP was retained in November 2004 to conduct an audit of the Company's financial statements as of December 31, 2002 and December 31, 2003 and for the years the ended as well a review of the financial statements to be included in the Forms 10-QSB for such years. The amount of Audit Fees reported in each column of the table includes the fees billed for both fiscal year since such fees were not separately allocated to each of the two years.

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

      The Board also will consider on a case-by-case basis and, if appropriate, approve specific engagements. Any proposed specific engagement may be presented to the Board for consideration at its next regular meeting or, if earlier consideration is required, to the any member of the Board who will then call a special meeting of the Board to consider such engagement. Currently, there is only one member of the Board. During the fiscal year ended December 31, 2003, 100% of the Audit Related Fees and all other fees were approved by the Board.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2005.


                                 UNITED DIAGNOSTIC, INC.


                                  By: /s/ J. Marvin Feigenbaum
                                      ------------------------
                                      J. Marvin Feigenbaum
                                      Chairman of the Board of Directors,
                                      President, Chief Executive Officer and
                                      Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                    Signature
                                    ---------



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

21.1     List of Subsidiaries of the Company

31.1 Certification of Marvin Feigenbaum pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    CONTENTS



                                                                            Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-2

CONSOLIDATED FINANCIAL STATEMENTS

         BALANCE SHEET AS OF DECEMBER 31, 2003                               F-3

         STATEMENTS OF OPERATIONS FOR THE
         YEARS ENDED DECEMBER 31, 2003 AND 2002                              F-4

         STATEMENTS OF STOCKHOLDERS' DEFICIENCY
         FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002                      F-5

         STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002                      F-6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                          F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United Diagnostic, Inc.


We have audited the accompanying consolidated balance sheet of United Diagnostic, Inc. and subsidiaries (the "Company") as of December 31, 2003 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Diagnostic, Inc., and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Marcum & Kliegman LLP
New York, NY


December 21, 2004

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                    December 31
                                                                       2003
                                                                   ------------
ASSETS
Current assets:
  Cash                                                             $         --
  Prepaid expenses and other current assets                              16,447
                                                                   ------------
    Total current assets                                           $     16,447
                                                                   ============


LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
  Notes payable, in default                                        $     65,888
  Accounts payable                                                      192,176
  Accrued expenses                                                       62,670
  Due to related parties                                                284,785
  Contract payable                                                       55,571
                                                                   ------------


    Total current liabilities                                           661,090
                                                                   ------------

Commitments and Contingencies


Stockholders' deficiency
  Series A convertible preferred stock, $.01 par value;
    2,000,000 authorized; none issued and outstanding                        --
  Common stock, $.01 par value; 50,000,000 shares authorized;
    649,126 shares issued and outstanding                                 6,491
  Additional paid-in capital                                         59,797,418
  Accumulated deficit                                               (60,448,552)
                                                                   ------------
Total stockholders' deficiency                                         (644,643)
                                                                   ------------


    Total liabilities and stockholders' deficiency                 $     16,447
                                                                   ============

        See accompanying notes to the consolidated financial statements.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Year Ended December 31
                                                         2003           2002
                                                       -------------------------
Revenues:
                                                       $      --      $      --
                                                       -------------------------
Operating costs and expenses:
    General and administrative                            19,390        307,579
                                                       -------------------------
Total operating costs and expenses                        19,390        307,579
                                                       -------------------------

Operating loss                                           (19,390)      (307,579)
                                                       -------------------------

Other income (expense):
    Interest expense                                      (6,259)        (6,259)
                                                       -------------------------
Total other income (expenses)                             (6,259)        (6,259)
                                                       -------------------------

Net loss                                               $ (25,649)     $(313,838)
                                                       =========================

Net loss per common share - basic and diluted          $   (0.04)     $   (2.91)
                                                       =========================

Weighted average shares outstanding                      606,898        107,725
                                                       =========================

        See accompanying notes to the consolidated financial statements.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENT OF
                            STOCKHOLDERS' DEFICIENCY

                                                             Number of     Series A
                                                             Shares of    Convertible
                                                             Series A      Preferred    Number of
                                                            Convertible    Stock at     Shares of      Common       Additional
                                                             Preferred     $.01 Par       Common    Stock at $.01     Paid-In
                                                               Stock         Value        Stock       Par Value       Capital
                                                          ------------------------------------------------------------------------
Balance at December 31, 2000                                      2,826          $ 28       34,131       $   341    $ 59,723,355

Net Loss                                                             --            --           --            --              --
                                                          ------------------------------------------------------------------------

Balance at December 31, 2001                                      2,826          $ 28       34,131       $   341    $ 59,723,355
                                                          ------------------------------------------------------------------------

Issuance of common stock for
    conversion of related party debt                                 --            --      400,925         4,009          76,176

Net Loss                                                             --            --           --            --              --
                                                          ------------------------------------------------------------------------

Balance at December 31, 2002                                      2,826          $ 28      435,056       $ 4,350    $ 59,799,531
                                                          ------------------------------------------------------------------------

Issuance of unregistered common stock at $.66
    per share of Series A Convertible Preferred Stock            (2,826)          (28)     214,070         2,141          (2,113)

Net Loss                                                             --            --           --            --              --
                                                          ------------------------------------------------------------------------
Balance at December 31, 2003                                         --          $ --      649,126       $ 6,491    $ 59,797,418
                                                          ========================================================================





                                                            Accumulated
                                                              Deficit          Total
                                                          ------------------------------
Balance at December 31, 2000                                $ (59,522,180)   $  201,544

Net Loss                                                         (586,885)     (586,885)
                                                          ------------------------------

Balance at December 31, 2001                                $ (60,109,065)   $ (385,341)
                                                          ------------------------------

Issuance of common stock for
    conversion of related party debt                                   --        80,185

Net Loss                                                         (313,838)     (313,838)
                                                          ------------------------------

Balance at December 31, 2002                                $ (60,422,903)   $ (618,994)
                                                          ------------------------------

Issuance of unregistered common stock at $.66
    per share of Series A Convertible Preferred Stock                  --            (0)

Net Loss                                                          (25,649)      (25,649)
                                                          ------------------------------
Balance at December 31, 2003                                $ (60,448,552)   $ (644,643)
                                                          ==============================


        See accompanying notes to the consolidated financial statements.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         Year Ended December 31
                                                            2003        2002
                                                         -----------------------
Operating activities:
Net loss                                                 $ (25,649)   $(313,838)
                                                         -----------------------
Adjustments to reconcile net loss to net
    cash used in operating activities:
       Changes in operating assets and liabilities:
          Prepaids expenses and other current assets           (58)      (8,752)
          Accounts payable                                  14,076      (34,329)
          Accrued expenses                                  (8,243)      19,362
          Due to officers                                       --      307,004
                                                         -----------------------
Net cash used in operating activities                      (19,874)     (30,553)
                                                         -----------------------

Financing activities:
Advances from related parties                               15,887       30,000
                                                         -----------------------
Net cash provided by financing activities                   15,887       30,000
                                                         -----------------------
Net decrease in cash                                        (3,987)        (553)
Cash at beginning of period                                  3,987        4,540
                                                         -----------------------
Cash at end of period                                    $      --    $  (3,987)
                                                         =======================

Supplemental schedule of non-cash
    investing and financing activities:

Issuance of common stock for conversion
    of related party debt                                $      --    $  80,185
                                                         =======================

        See accompanying notes to the consolidated financial statements.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

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

      The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The Company does not at the present time have any revenue generating operations, has sustained net losses of $25,649 and $313,838, respectively during the years ended December 31, 2003, and 2002, is not in compliance with certain terms of its notes payable, and has expended all cash from operations. The amount of stockholders' deficiency and working capital deficiency at December 31, 2003, was $644,643. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Among other things, the Company continues to seek additional debt and/or equity financing and potential mergers and or acquisitions with operating entities; however, there is no assurance that it will be successful in that endeavor. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

      During February 2003, by shareholder approval, the Company effectuated a 1 for 20 reverse stock split of its common stock. The financial statements have been retroactively restated for this reverse stock split.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

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

      c. Stock Based Compensation

      The Company granted qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. As permitted under SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting

      For certain non-qualified stock options, restricted stock and warrants granted to employees, the Company recognizes as compensation expense the excess of the market value of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. For warrants granted to non-employees, the Company recognizes as a charge the deemed fair value of the warrants or the value of the services provided, whichever is more reliably measurable. Such charges are amortized over the vesting period of each option or warrant or the recipient's service period, if shorter. For the years ended December 31, 2003 and 2002, the Company did not incur any compensation expense in connection with such options and warrants.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      d. Income Taxes

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

      e. Net Loss Per Common Share

      The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) to compute net loss per common share. Basic net loss per common share is computed using the weighted average number of common shares outstanding during the year. Diluted net loss per share generally includes potential common stock issuable through stock options, warrants and convertible debt since their effect would be antidilutive. Potential common shares aggregating to 0 and 2,200, respectively, for the years ended December 31, 2003 and 2002 have been excluded from the calculation since their effect would be anti-dilutive.

                                                                  Loss                Shares
                                                              (Numerator)         (Denominator)      Per Share
                                                          --------------------------------------------------------
Year ended December 31, 2003
----------------------------
Consolidated net loss                                          $ (25,649)
                                                               ----------

Loss Per Share-basic and diluted
Loss attributable to common stockholders                       $ (25,649)           606,898          $ (0.04)
                                                               ==============================================

Year ended December 31, 2002
----------------------------
Consolidated net loss                                          $ (313,838)
                                                               -----------

Loss Per Share-basic and diluted
Loss attributable to common stockholders                       $ (313,838)          107,725          $ (2.91)
                                                               ==============================================

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      f. New Pronouncements


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

      The Company converted during 2002, an aggregate of $63,185 of loan repayments and other obligations owed by the Company to Mr. J. Marvin Feigenbaum into 315,925 shares of the Company's common stock at an estimated fair value of $0.20 per share. Such shares of common stock were issued in full payment and satisfaction of $63,185 owed by the Company to Mr. Feigenbaum, which consisted of: (i) a $15,000 demand loan made by Mr. Feigenbaum to the Company during 2002
(ii) $28,185, representing accrued but unpaid reimbursement of medical, life and other insurance premiums and other expenses which the Company was obligated to pay on Mr. Feigenbaum's behalf under the terms of his employment agreement with the Company, which expired in April 2002; and (iii) $20,000 representing a portion of approximately $280,000 representing accrued but unpaid salary owed to Mr. Feigenbaum under the terms of his employment agreement with the Company. The remaining amount approximating $260,000 of accrued salary owed to Mr. Feigenbaum remained as an unpaid obligation of the Company.

      In addition, the Company converted during October 2002, an aggregate of $17,000 of loan repayments and other obligations owed by the Company to David Sterling into 85,000 shares of the Company's common stock at an estimated fair value of $0.20 per shares. Such shares of common stock were issued in full payment and satisfaction of the $17,000 owed by the Company to Mr. Sterling, which consisted of: (i) a $5,000 demand loan made by Mr. Sterling to the Company during August 2002 and (ii) $12,000, representing accrued but unpaid director fees owed to Mr. Sterling relating to his service to the Company as a member of the Board of Directors.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

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

      c. Due to Related Parties

      Due to related parties aggregating to $284,785 at December 31, 2003, represent advances to the Company by its Chief Executive Officer and a board member and accrued and unpaid salary to the Company's Chief Executive Officer. Such advances are non-interest bearing and due on demand. During the year ended December 31, 2003, net advances amounting to $15,887 were made to the Company by such individuals.

4. NOTES PAYABLE - IN DEFAULT

    Notes payable to State of Rhode Island's
    Small Business Loan Fund Corporation (SBLFC),
    in default, 9.5% interest accruing, principal due on demand,
    collateralized by virtually all of the assets of United and ABC     $ 65,888
                                                                        ========

In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans. All of the SBLFC loans, including those which were subject to patent security interest, were further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% per annum and, as to each loan, after the first year is amortized monthly as to principal and interest. In June 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $600 per month. The Company is not in compliance with certain terms of these loans. In the event that the Company, for whatever reason, is unable to

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

4. NOTES PAYABLE - IN DEFAULT - CONTINUED

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

5. ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                         2003
                                                       -------
        Professional fees                              $23,629
        Payroll taxes                                   13,463
        Vacation                                        18,676
        Other expenses                                   6,902
                                                       -------

                                                       $62,670
                                                       =======

6. LEASE COMMITMENTS

      On October 15, 2001, the Company closed its office in Wakefield, Rhode Island. From October 1, 2002 through July 31, 2003, the Company obtained office services at $100 per month on a month-to-month basis. The Company also leased storage space for its records on a month-to-month basis.

      Rent expense was $1,246 and $12,709 for the years ended December 31, 2003, and 2002, respectively.

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

7. CONTRACT PAYABLE

      A contract payable with a balance of $55,571 at December 31, 2003, represents the balance due to Brown University from a prior research agreement which is no longer in effect.

8. STOCKHOLDERS' DEFICIENCY

      a. Series A Convertible Preferred Stock

      The Company had outstanding 2,826 shares of Series A Convertible Preferred Stock ("Preferred Stock"). During February 2003, the Company amended the terms of the Preferred Stock by obtaining majority shareholder approval. The Preferred Stock was amended whereby each share of Preferred Stock (with a $1,000 liquidation preference) was convertible into approximately 76 shares of common stock. During March of 2003, the Company converted 2,826 of preferred stock by issuing 214,070 shares of common stock.

      b. Common Stock

      During February 2003, by shareholder approval, the Company effectuated a 1 for 20 reverse stock split of its common stock. The financial statements have been retroactively restated for this reverse stock split.

      c. Stock Option Plans

      At December 31, 2003, the Company has stock option plans as follows:

            i. 1994 Plan

      The Company has reserved 250 shares of common stock under the 1994 Employee Stock Option Plan (the 1994 Plan). Options granted under the 1994 Plan may be incentive options or nonqualified stock options, and shall be designated as such at the time of grant. The 1994 Plan permits the granting of incentive options only to officers and full-time employees of the Company, at no less than 100% of the fair market value of the Company's common stock at the date of the grant. Nonqualified stock options may be granted to officers, employees, consultants, and advisors of the Company, as well as to members of the Board of Directors, at a price determined by the Plan administrator but in no case less than 85% of the fair market value of the Company's common stock at the date of the grant. To the extent that any option intended to be an incentive option shall fail to qualify as such under Section 422 of the Internal Revenue Code of 1986, such options shall be deemed to be nonqualified options. The 1994 Plan is administered by the Option Committee of the Board of Directors, which has full power to determine the specific terms of each option granted, subject to the provisions of the 1994 Plan. Due to the current number of

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

8. STOCKHOLDERS' DEFICIENCY - CONTINUED

Directors, there is no functioning committee. As of December 31, 2003, the Company has no outstanding options granted under this Plan.

            ii. Director's Plan

      The Company has reserved 142 shares of common stock under the 1994 Non-Employee Director Stock Option Plan (the Director Plan). Each non-employee director, upon election of the Company's Board of Directors, shall be granted options for 4 shares of common stock, and each shall be granted on subsequent annual anniversary dates of the initial grant, additional options for 6 shares of common stock. Under the terms of the agreement, the sum of the number of shares to be received upon any grant multiplied by the fair market value of each share at the time of the grant may not exceed $75,000. No options have been granted under the Director Plan since 1996 because the Company essentially became inactive during 1997 and a market for the Company's common stock has neither been established nor sustained since 1997. As of December 31, 2003, the Company has no outstanding options granted under the Director Plan.

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

      The following table presents the activity of the Company's stock option plans for the years ended December 31:

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

                                                             2003                                          2002
                                      -----------------------------------------------   -------------------------------------------
                                                                    Weighted                                        Weighted
                                                                    Average                                         Average
                                                                    Exercise                                        Exercise
                                             Options                  Price                  Options                  Price
                                      -----------------------------------------------   -------------------------------------------
Outstanding at January 1,                                --      $                --                    129    $             9,767
Granted                                                  --                                              --
Exercised                                                --                                              --
Canceled                                                                                               (129)                 9,767
                                      -----------------------------------------------   -------------------------------------------
Outstanding at December 31,                              --      $                --                     --    $                --
                                      ===============================================   ===========================================

                                      -----------------------------------------------   -------------------------------------------
Options exercisable at December 31,                      --      $                --                     --    $                --
                                      ===============================================   ===========================================

8. STOCKHOLDERS' DEFICIENCY-CONTINUED

      e. Warrants

      The Company granted warrants during 1998 in connection with financing activities, merger and acquisitions activity and as a form of compensation to employees and consultants.

      The following table presents the activity for all the Company's warrants for the years ended December 31:

                                                            2003                                           2002
                                         --------------------------------------------   ------------------------------------------
                                                                        Weighted                                      Weighted
                                                                        Average                                       Average
                                                                        Exercise                                      Exercise
                                            Warrants                      Price                Warrants                 Price
                                         --------------------------------------------   ------------------------------------------
Outstanding at January 1,                             2,200           $          132                 2,313         $          367
Granted                                                  --                       --                    --                     --
Exercised                                                --                       --                    --                     --
Canceled                                             (2,200)                     132                  (113)                 4,955
                                         --------------------------------------------   ------------------------------------------
Outstanding at December 31,                              --           $           --                 2,200         $          132
                                         ============================================   ==========================================

Warrants exercisable at December 31,                     --           $           --                 2,200         $          132
                                         ============================================   ==========================================

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

      The Company has no outstanding options as of December 31, 2003, and as such has no weighted average price and life information regarding significant option groups.

      The Company has no outstanding warrants as of December 31, 2003, and as such has no weighted average price and life information regarding significant option groups.

9. INCOME TAXES

      a. Net Operating Loss Carryforwards

      The Company files consolidated tax returns with its wholly-owned subsidiaries. At December 31, 2003, the Company and its wholly-owned subsidiaries have total net operating loss carry forwards of approximately $23 million for income tax purposes. Approximately $18 million of these carry forwards expire from 2006 through 2023, which may be substantially limited pursuant to Section 382 of Internal Revenue Code.

      The principal components of the Company's deferred tax assets were as follows:

         Deferred tax assets:
         Net operating loss carryforwards                  $ 9,253,000
         Allowance for bad debts                                40,000
         Alternative minimum tax credit                         40,000
         Federal general business tax credits                  150,000
         Other                                                 112,000
                                                           -----------
                                                             9,595,000
         Valuation allowance                                (9,595,000)
                                                           -----------
         Net deferred tax assets                           $        --
                                                           ===========

                    UNITED DIAGNOSTIC, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

      Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. The valuation allowance increased by approximately $10,000 in 2003 due to an increase in net operating loss carry forwards.

      b. Alternative Minimum Income Tax

      An estimated alternative minimum income tax ("AMT") of $65,000 was incurred by the Company for the year ended December 31, 1999, upon the receipt of $3.25 million in cash in connection with the sale of assets of Physicians Clinical Laboratory, Inc. The Company can apply such AMT payments against future non-AMT income taxes, if any.

10. LITIGATION

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

                           December 31, 2003 and 2002

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