Form 10QSB
period 2004-03-31
UNITED DIAGNOSTIC INC
filed 2005-02-17
CIK 716778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the quarterly period ended March 31, 2004

                                       OR

/_/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

                                  Yes [ ]  No [X]

                             United Diagnostic, Inc.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                                PAGE


PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                                      3

         Condensed Consolidated Balance Sheets as of March 31, 2004
         (unaudited) and December 31, 2003                                         3

         Condensed Consolidated Statements of Operations for the three
         months ended March 31, 2004 and 2003 (unaudited)                          4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended March 31, 2004, and 2003 (unaudited)                         5

         Notes to Unaudited Condensed Consolidated Financial Statements            6

Item 2.  Management's Discussion and Analysis or Plan of Operation                 9

Item 3.  Controls and Procedures                                                  11

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                        12

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds              12

Item 3.  Defaults Upon Senior Securities                                          12

Item 4.  Submission of Matters to a Vote of Security Holders                      12

Item 5.  Other Information                                                        12

Item 6.  Exhibits                                                                 12

SIGNATURES                                                                        13

CERTIFICATIONS                                                                    14

                    United Diagnostic, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets


                                                                                  March 31       December 31
                                                                                    2004             2003
                                                                                 (Unaudited)
                                                                               --------------   --------------
ASSETS
Current assets:
     Cash                                                                              $ -               $ -
     Prepaid expenses and other current assets                                      16,389            16,447
                                                                               --------------   --------------
         Total current assets                                                     $ 16,389          $ 16,447
                                                                               ===============================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Notes payable, in default                                                    $ 65,888          $ 65,888
     Accounts payable                                                              192,176           192,176
     Accrued expenses                                                               64,320            62,670
     Due to related parties                                                        284,785           284,785
     Contract payable                                                               55,571            55,571
                                                                               --------------   -------------

         Total current liabilities                                                 662,740           661,090
                                                                               --------------   -------------

Commitments and Contingencies


Stockholders' deficiency
     Series A convertible preferred stock, $.01 par value;
         2,000,000 authorized; none issued and outstanding                               -                 -
     Common stock, $.01 par value; 50,000,000 shares authorized;
         649,126 shares issued and outstanding at
         March 31, 2004 and December 31, 2003                                        6,491             6,491
     Additional paid-in capital                                                 59,797,418        59,797,418
     Accumulated deficit                                                       (60,450,260)      (60,448,552)
                                                                               ------------     -------------


Total stockholders' deficiency                                                    (646,351)         (644,643)
                                                                               ------------     -------------

         Total liabilities and stockholders' deficiency                           $ 16,389          $ 16,447
                                                                               ============     =============

See notes to unaudited condensed consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)




                                      For the Three Months Ended March 31
                                            2004               2003
                                     ------------------------------------
Revenues:
                                              $      -         $       -
                                     ------------------------------------

Operating costs and expenses:
   General and administrative                      143            17,452
                                     ------------------------------------
Total operating costs and expenses                 143            17,452
                                     ------------------------------------

Operating loss                                    (143)          (17,452)
                                     ------------------------------------

Other income (expense):
   Interest expense                             (1,565)           (1,565)
                                     ------------------------------------
Total other income (expenses)                   (1,565)           (1,565)
                                     ------------------------------------

Net loss                                      $ (1,708)        $ (19,017)
                                     ====================================

Net loss per common share -                   $      -         $   (0.04)
 basic and diluted                   ====================================

Weighted average shares outstanding            649,126           477,870
                                     ====================================


See notes to unaudited condensed consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                             For the three months ended March 31


                                                                    2004                2003
                                                           --------------------------------------------
Operating activities:
Net loss                                                         $ (1,708)          $ (19,017)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Changes in operating assets and liabilities:
       Prepaid expenses and other current assets                       58                   -
       Accounts payable                                                 -              14,075
       Accrued expenses                                             1,650             (12,762)
                                                           --------------------------------------------
Net cash used for operating activities                                  -             (17,704)
                                                           --------------------------------------------
Financing activities:
Advances from related parties                                           -              25,000
                                                           --------------------------------------------
Net cash provided by financing activities                               -              25,000
                                                           --------------------------------------------
Net increase (decrease) in cash and cash equivalents                    -               7,296
Cash at beginning of period                                             -               3,987
                                                           --------------------------------------------
Cash at end of period                                            $      -           $  11,283
                                                           ============================================



See notes to unaudited condensed consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    For the three months ended March 31, 2004

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


         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of United, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to make the financial statements not misleading. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

         The condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The Company does not at the present time have any revenue generating operations, has sustained net losses of $1,708 and $19,017 respectively during the three months ended March 31, 2004, and 2003, is not in compliance with certain terms of its debt, and has expended all cash from operations. The amount of stockholders' deficiency and working capital deficiency at March 31, 2004, was $646,351. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Among other things, the Company continues to seek additional debt and/or equity financing and potential mergers and or acquisitions with operating entities; however, there is no assurance that it will be successful in that endeavor. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

2.       Due to Related Parties


         Due to related parties aggregating to $284,785 represents advances to the Company by the Chief Executive Officer and a director along with accrued and unpaid salary to the Company's Chief Executive Officer.


3.       Note Payable-Default


         Notes payable to State of Rhode Island's
         Small Business Loan Fund Corporation (SBLFC),
         in default, 9.5% interest accruing, principal due
         on demand, collateralized by virtually all of the
         assets of United and ABC                                    $ 65,888
                                                                    =========


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         ---------------------------------------------------------



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

Three months ended March 31, 2004, compared with three months ended March 31,
2003

         Results of Operations

         The Company reported no operating revenues for the three months ended March 31, 2004 and 2003.

         Total operating costs and expenses for the three months ended March 31, 2004, were $143 compared to $17,452 for the three months ended March 31, 2003. The decrease of $17,309 is due to a reduction in general and administrative expenses.

         General and administrative expenses for the three months ended March 31, 2004, were $143 compared to $17,452 for the three months ended March 31, 2003. The Company's expenses for the three months ended March 31, 2003, related to expenses associated with its SEC filings during that quarter. Since that time, the Company did not file any other require reports.

         Interest expense for the three months ended March 31, 2004, and 2003 was $1,565 for interest associated with the State of Rhode Island Small Business Loan Fund outstanding loan principal.

         Net loss for the three months ended March 31, 2004, was $1,708 as compared to $19,017 for the three months ended March 31, 2003. The decrease of $17,309 in net loss is due to a decrease in general and administrative expenses.

Liquidity and Capital Resources

         At March 31, 2004, and December 31, 2003, the Company had no cash. All cash was expended during the twelve month period ended December 31, 2003, for expenses associated with the preparation, printing and filing of certain SEC documents during 2003.

         Total current assets were $16,389 at March 31, 2004, as compared to $16,447 at December 31, 2003. Current assets are primarily due to a credit balance with the State of Delaware due to the overpayment of franchise taxes.

         Total current liabilities at March 31, 2004, were $662,740 as compared to $661,090 at December 31, 2003. The increase of $1,650 is primarily due to an increase in accrued expenses for interest payable to the State of Rhode Island on the outstanding principal of notes.

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

         The Company had no cash at March 31, 2004. Through March 31, 2004, the Company generated no cash from operating activities. The Company had a working capital deficiency of $646,351 at March 31, 2004.

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

         Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island

         In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of March 31, 2004, was approximately $66,000). All of the SBLFC loans, including those which were subject to the patent security interest, were further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In June 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $600 per month. The Company is not in compliance with certain terms of these loans. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral.

Item 3.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures

         Based on their evaluation of our disclosure controls and procedures as of the end of the period covered by the filing of this Quarterly Report on Form 10-QSB, the President and Chief Executive Officer and the Chief Financial Officer of our Company have concluded that such controls are effective

Changes in Internal Controls

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

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

                  None

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

                  None

Item 3.           Defaults Upon Senior Securities

                  None

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  None

Item 5.           Other Information

Reports on Form 8-K

         During the quarter ended March 31, 2004, there were no reports filed on Form 8-K by the Company.


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