Form 10QSB
period 2004-06-30
UNITED DIAGNOSTIC INC
filed 2005-02-17
CIK 716778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________________ to _____________________

                           Commission File No. 0-11772

                             UNITED DIAGNOSTIC, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                    25-1411971
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 -------------------------------            ------------------------------------
 incorporation of organization)

124 W. 60th Street, #33L, New York, New York                            10023
--------------------------------------------                          ----------
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

                                  Yes|X|  No|_|

      As of January 15, 2005, there were issued and outstanding 649,126 shares of common stock of the registrant.

                  Transitional small business disclosure format

                                  Yes |_| No |X|

                             United Diagnostic, Inc.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                          PAGE
PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements                                              3

          Condensed Consolidated Balance Sheets as of June 30, 2004
          (unaudited) and December 31, 2003                                 3

          Condensed Consolidated Statements of Operations for the three
          and six months ended June 30, 2004 and 2003 (unaudited)           4

          Consolidated Statements of Cash Flows for the six months
          ended June 30, 2004 and 2003 (unaudited)                          5

          Notes to Unaudited Condensed Consolidated Financial Statements    6

Item 2.   Management's Discussion and Analysis or Plan of Operation         9

Item 3.   Controls and Procedures                                          11

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings                                                12

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds      12

Item 3.   Defaults Upon Senior Securities                                  12

Item 4.   Submission of Matters to a Vote of Security Holders              12

Item 5.   Other Information                                                12

Item 6.   Exhibits                                                         12

SIGNATURES                                                                 13

CERTIFICATIONS                                                             14

                    United Diagnostic, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                                     June 30       December 31
                                                                      2004           2003
                                                                    (Unaudited)
                                                                   ------------    ------------
ASSETS
Current assets:
     Cash                                                          $        950    $         --
     Prepaid expenses and other current assets                           16,382          16,447
                                                                   ------------    ------------
         Total current assets                                      $     17,332    $     16,447
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Notes payable, in default                                     $     65,888    $     65,888
     Advances from potential acquisition                                  1,950              --
     Accounts payable                                                   192,176         192,176
     Accrued expenses                                                    65,800          62,670
     Due to related parties                                             284,785         284,785
     Contract payable                                                    55,571          55,571
                                                                   ------------    ------------

         Total current liabilities                                      666,170         661,090
                                                                   ------------    ------------

Commitments and Contingencies

Stockholders' deficiency
     Series A convertible preferred stock, $.01 par value;
         2,000,000 authorized; none issued and outstanding                   --              --
     Common stock, $.01 par value; 50,000,000 shares authorized;
         649,126 shares issued and outstanding at
         June 30, 2004 and December 31, 2003                              6,491           6,491
     Additional paid-in capital                                      59,797,418      59,797,418
     Accumulated deficit                                            (60,452,747)    (60,448,552)
                                                                   ------------    ------------
Total stockholders' deficiency                                         (648,838)       (644,643)
                                                                   ------------    ------------

         Total liabilities and stockholders' deficiency            $     17,332    $     16,447
                                                                   ============    ============

       See notes to unaudited condensed consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                              For the Three Months Ended June 30  For the Six Months Ended June 30
                                                   2004              2003             2004               2003
                                                -----------------------------------------------------------------
Revenues:
                                                $          --    $          --   $           --    $           --
                                                -----------------------------------------------------------------

Operating costs and expenses:
   General and administrative                             922              540            1,065           17,992
                                                ----------------------------------------------------------------
Total operating costs and expenses                        922              540            1,065           17,992
                                                ----------------------------------------------------------------

Operating loss                                           (922)            (540)          (1,065)         (17,992)
                                                ----------------------------------------------------------------

Other income (expense):
   Interest expense                                    (1,565)          (1,565)          (3,130)          (3,130)
                                                ----------------------------------------------------------------
Total other income (expenses)                          (1,565)          (1,565)          (3,130)          (3,130)
                                                ----------------------------------------------------------------

Net loss                                        $      (2,487)   $      (2,105)   $      (4,195)   $     (21,122)
                                                ================================================================

Net loss per common share - basic and diluted   $          --    $          --    $       (0.01)   $       (0.04)
                                                ================================================================

Weighted average shares outstanding                   649,126          649,126          649,126          563,971
                                                ================================================================

       See notes to unaudited condensed consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                      For the six months ended June 30

                                                           2004            2003
                                                       ----------------------------
Operating activities:
Net loss                                               $     (4,195)   $    (21,122)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Changes in operating assets and liabilities:
       Prepaid expenses and other current assets                 65              --
       Accounts payable                                          --          14,075
       Accrued expenses                                       3,130         (11,062)
                                                       ----------------------------
Net cash used for operating activities                       (1,000)        (18,109)
                                                       ----------------------------

Financing activities:
Advances from related parties                                    --          25,000
Net advance on potential acquisition from
  target company                                              1,950              --
                                                       ----------------------------
Net cash provided by financing activities                     1,950          25,000
                                                       ----------------------------
Net increase in cash                                            950           6,891
Cash at beginning of period                                      --           3,987
                                                       ----------------------------
Cash at end of period                                  $        950    $     10,878
                                                       ============================

       See notes to unaudited condensed consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    For the three months ended June 30, 2004

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of United, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to make the financial statements not misleading. Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

         The condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The Company does not at the present time have any revenue generating operations, has sustained net losses of $4,195 and $21,122 respectively during the six months ended June 30, 2004, and 2003, is not in compliance with certain terms of the debt, and has expended substantially all cash from operations. The amount of stockholders' deficiency and working capital deficiency at June 30, 2004, was $648,838. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Among other things, the Company continues to seek additional debt and/or equity financing and potential mergers and or acquisitions with operating entities; however, there is no assurance that it will be successful in that endeavor. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

2.       Due to Related Parties

         Due to related parties aggregating to $284,785 represents advances to the Company by its Chief Executive Officer and a director and accrued and unpaid salary to its Chief Executive Officer.

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

4.       Advances from Target Company on Potential Acquisition

         In connection with the term sheet discussed in Note 1, the Company, as of June 30, 2004 was advanced $24,950 from the target company for the purpose of paying certain costs associated with the potential acquisition and to liquidate certain liabilities. The maximum the target company will fund the Company is $115,000. Of the $24,950 advanced to the Company, $23,000 has been used to pay for expenses related to the potential acquisition. The balance amounting to $1,950 is carried as an advance on the balance sheet until it is utilized.

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

Three months ended June 30, 2004, compared with three months ended June 30, 2003

         Results of Operations

         The Company reported no operating revenues for the three months ended June 30, 2004 and 2003.

         Total operating costs and expenses for the three months ended June 30, 2004, were $922 (net of a reimbursement from the target company of $23,000) compared to $540 for the three months ended June 30, 2003. The target company has agreed to reimburse the Company up to $115,000 of expenses associated with the potential acquisition. As of June 30, 2004, of the $24,950 advanced, $23,000 has been used to reimburse the Company for acquisition related expenses.

         Interest expense for the three months ended June 30, 2004, and 2003 was $1,565 for interest associated with the State of Rhode Island Small Business Loan Fund outstanding loan principal.

         Net loss for the three months ended June 30, 2004, was $2,487 as compared to $2,105 for the three months ended June 30, 2003.

         Six months ended June 30, 2004, compared with six months ended June 30, 2003

         Results of Operations

         The Company reported no operating revenues for the six months ended June 30, 2004 and 2003.

         Total operating costs and expenses for the six months ended June 30, 2004, were $1,065 (net of a reimbursement from the target company of $23,000) compared to $17,992 for the six months ended June 30, 2003.

         Interest expense for the six months ended June 30, 2004, and 2003 was $3,130 for interest associated with the State of Rhode Island Small Business Loan Fund outstanding loan principal.

         Net loss for the six months ended June 30, 2004, was $4,195 as compared to $21,122 for the six months ended June 30, 2003. The decrease of $16,927 in net loss is due to the reimbursement of expenses from the target company during 2004.

Liquidity and Capital Resources

      At June 30, 2004, the Company had $950 in cash. During the three months ended June 30, 2004, advances to the Company were made in the amount of $24,950 from the target company to provide cash for certain expenses associated with the preparation, printing and filing of certain SEC documents. All cash was expended during the twelve month period ended December 31, 2003, for expenses associated with the preparation, printing and filing of certain SEC documents during 2003. The maximum that the target company will fund the Company is $115,000.

         Total current assets were $17,332 at June 30, 2004, as compared to $16,447 at December 31, 2003. Current assets are primarily due to a credit balance with the State of Delaware due to the overpayment of franchise taxes.

         Total current liabilities at June 30, 2004, were $666,170 as compared to $661,090 at December 31, 2003.

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

         The Company had minimal cash at June 30, 2004. Through June 30, 2004, the Company generated no cash from operating activities. The Company had a working capital deficiency of $648,838 at June 30, 2004.

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

         Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island

         In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of June 30, 2004, was approximately $66,000). All of the SBLFC loans, including those which were subject to the patent security interest, were further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In June 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $600 per month. The Company is not in compliance with certain terms of these loans. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

            None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            None

Item 5.     Other Information

         Reports on Form 8-K

         During the quarter ended June 30, 2004, there were no reports filed on Form 8-K by the Company.

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