Form 10QSB
period 2004-09-30
UNITED DIAGNOSTIC INC
filed 2005-02-17
CIK 716778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 -

               For the quarterly period ended September 30, 2004

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________________ to _____________________

                           Commission File No. 0-11772

                             UNITED DIAGNOSTIC, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                       25-1411971
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation of organization)

124 W. 60th Street, #33L, New York, New York                            10023
--------------------------------------------                          ---------
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

                                  Yes|_|   No |X|

                             United Diagnostic, Inc.

                         Quarterly Report on Form 10-QSB

                                Table of Contents
                                                                            PAGE
PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements                                               3

           Condensed Consolidated Balance Sheets as of September 30, 2004
           (unaudited) and December 31, 2003                                  3

           Condensed Consolidated Statements of Operations for the three and
           nine months ended September 30, 2004 and 2003 (unaudited)          4

           Condensed Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2004 and 2003 (unaudited)               5

           Notes to Unaudited Condensed Consolidated Financial Statements     6

Item 2.    Management's Discussion and Analysis or Plan of Operation          9

Item 3.    Controls and Procedures                                           12

PART II  OTHER INFORMATION

Item 1.    Legal Proceedings                                                 12

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       12

Item 3.    Defaults Upon Senior Securities                                   12

Item 4.    Submission of Matters to a Vote of Security Holders               12

Item 5.    Other Information                                                 12

Item 6.    Exhibits                                                          13

SIGNATURES                                                                   14

CERTIFICATIONS                                                               15

                    United Diagnostic, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                                                                    September 30      December 31
                                                                       2004              2003
                                                                   (Unaudited)
                                                                   -------------    -------------
ASSETS
Current assets:
     Cash                                                          $      46,257    $          --
     Prepaid expenses and other current assets                            16,339           16,447
                                                                   -------------    -------------
         Total current assets                                      $      62,596    $      16,447
                                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Notes payable, in default                                     $      65,888    $      65,888
     Advances on potential acquisition                                    47,375               --
     Accounts payable                                                    192,176          192,176
     Accrued expenses                                                     67,364           62,670
     Due to related parties                                              284,785          284,785
     Contract payable                                                     55,571           55,571
                                                                   -------------    -------------

         Total current liabilities                                       713,159          661,090
                                                                   -------------    -------------

Commitments and Contingencies

Stockholders' deficiency
     Series A convertible preferred stock, $.01 par value;
         2,000,000 authorized; none issued and outstanding                    --               --
     Common stock, $.01 par value; 50,000,000 shares authorized;
         649,126 shares issued and outstanding at
         September 30, 2004 and December 31, 2003                          6,491            6,491
     Additional paid-in capital                                       59,797,418       59,797,418
     Accumulated deficit                                             (60,454,472)     (60,448,552)
                                                                   -------------    -------------
Total stockholders' deficiency                                          (650,563)        (644,643)
                                                                   -------------    -------------

         Total liabilities and stockholders' deficiency            $      62,596    $      16,447
                                                                   =============    =============

       See notes to unaudited condensed consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                      For the Three Months Ended    For the Nine Months Ended
                                                            September 30                 September 30
                                                          2004           2003           2004           2003
                                                        -------        -------        -------        -------
Revenues:                                           $        --    $        --    $        --    $        --

Operating costs and expenses:
   General and administrative                               160            540          1,226         19,261
                                                    --------------------------------------------------------
Total operating costs and expenses                          160            540          1,226         19,261
                                                    --------------------------------------------------------
Operating loss                                             (160)          (540)        (1,226)       (19,261)
                                                    --------------------------------------------------------

Other income (expense):
   Interest expense                                      (1,565)        (1,565)        (4,694)        (4,694)
                                                    --------------------------------------------------------
Total other income (expenses)                            (1,565)        (1,565)        (4,694)        (4,694)
                                                    --------------------------------------------------------
Net loss                                            $    (1,725)   $    (2,105)   $    (5,920)   $   (23,955)
                                                    --------------------------------------------------------
Net loss per common share - basic and diluted       $        --    $        --    $     (0.01)   $     (0.04)
                                                    --------------------------------------------------------
Weighted average shares outstanding                     649,126        649,126        649,126        592,668
                                                    ========================================================

       See notes to unaudited condensed consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                               For the nine months ended
                                                                    September 30

                                                                      2004           2003
                                                                --------------------------
Operating activities:
Net loss                                                        $    (5,920)   $   (23,955)
Adjustments to reconcile net loss to net
   cash used in operating activities:
     Changes in operating assets and liabilities:
       Prepaid expenses and other current assets                        108           (187)
       Accounts payable                                                  --         14,075
       Accrued expenses                                               4,694         (9,807)
                                                                --------------------------
Net cash used for operating activities                               (1,118)       (19,874)
                                                                --------------------------

Financing activities:
Advances from related parties                                            --         15,887
Net advances on potential acquisition from target company            47,375             --
                                                                --------------------------
Net cash provided in financing activities                            47,375         15,887
                                                                --------------------------
Net increase (decrease) in cash                                      46,257         (3,987)
Cash at beginning of period                                              --          3,987
                                                                --------------------------
Cash at end of period                                           $    46,257    $        --
                                                                ==========================

       See notes to unaudited condensed consolidated financial statements

                    United Diagnostic, Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  For the three months ended September 30, 2004

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of United., the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to make the financial statements not misleading. Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

         The condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The Company does not at the present time have any revenue generating operations, has sustained net losses of $5,920 and $23,955 respectively during the nine months ended September 30, 2004, and 2003, is not in compliance with certain terms of the debt, and has not generated any cash from operations. The amount of stockholders' deficiency and working capital deficiency at September 30, 2004, was $650,563. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Among other things, the Company continues to seek additional debt and/or equity financing and potential mergers and or acquisitions with operating entities; however, there is no assurance that it will be successful in that endeavor. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

3.       Note Payable-Default

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

 4.      Advances from Target Company on Potential Acquisition
         In connection with the term sheet discussed in Note 1, the Company, as of September 30, 2004 was advanced $73,375 from the target company for the purpose of paying certain costs associated with the potential acquisition and to liquidate certain liabilities. The maximum the target company will fund the Company is $115,000. Of the $73,775 advanced to the Company, $26,000 has been used to pay for expenses related to the potential acquisition. The balance amounting to $47,375 is carried as an advance on the balance sheet until it is utilized.

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

Three months ended September 30, 2004, compared with three months ended September 30, 2003

         Results of Operations

         The Company reported no operating revenues for the three months ended September 30, 2004, and 2003.

         Total operating costs and expenses for the three months ended September 30, 2004, were $160 (net of a reimbursement from the target company of $3,000 for expenses associated with a potential acquisition) compared to $540 for the three months ended September 30, 2003. The target company has agreed to reimburse the Company up to $115,000 for expenses associated with the potential acquisition.

         Interest expense for the three months ended September 30, 2004, and 2003 was $1,565 for interest associated with the State of Rhode Island Small Business Loan Fund outstanding loan principal.

         Net loss for the three months ended September 30, 2004, was $1,725 as compared to $2,105 for the three months ended September 30, 2003.

         Nine months ended September 30, 2004, compared with nine months ended September 30, 2003

         Results of Operations

         The Company reported no operating revenues for the nine months ended September 30, 2004, and 2003.

         Total operating costs and expenses for the nine months ended September 30, 2004, were $1,226 (net of a reimbursement from the target company of $26,000) compared to $19,261 for the nine months ended September 30, 2003. The decrease of $18,035 is due to the reimbursements from the target company.

         Interest expense for the nine months ended September 30, 2004, and 2003 was $4,694 for interest associated with the State of Rhode Island Small Business Loan Fund outstanding loan principal.

         Net loss for the nine months ended September 30, 2004, was $5,920 as compared to $23,955 for the nine months ended September 30, 2003.

Liquidity and Capital Resources

         At September 30, 2004, the Company had $46,257 in cash. During the nine months ended September 30, 2004, advances from the target company for expense reimbursements were made to the Company to provide cash for certain expenses associated with the preparation, printing and filing of certain SEC documents. In connection with the term sheet discussed in Note 1, the Company, as of September 30, 2004 was advanced $73,375 from the target. The maximum that the target company will fund the Company is $115,000. All cash was expended during the twelve month period ended December 31, 2003, for expenses associated with the preparation, printing and filing of certain SEC documents during 2003.

         Total current assets were $62,596 at September 30, 2004, as compared to $16,447 at December 31, 2003. Prepaid expenses and other current assets are primarily due to a credit balance with the State of Delaware due to the overpayment of franchise taxes.

         Total current liabilities at September 30, 2004, were $713,159 as compared to $661,090 at December 31, 2003. The increase of $52,069 is primarily due to the advances from the target company which are being treated as an advance until it incurs additional costs associated with the potential acquisition.

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

         The Company had cash at September 30, 2004 amounting to $46,257 as a result from advance from the target company as more fully discussed below. Through September 30, 2004, the Company generated no cash from operating activities. The Company had a working capital deficiency of $650,563 at September 30, 2004.

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

         Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island

         In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of September 30, 2004, was approximately $66,000). All of the SBLFC loans, including those which were subject to the patent security interest, were further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In June 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $600 per month. The Company is not in compliance with certain terms of these loans. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral.

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

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

         Reports on Form 8-K

         During the quarter ended September 30, 2004, there were no reports filed on Form 8-K by the Company.

Item 6.        Exhibits and Reports on Form 8-K

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