Form 10KSB
period 2004-12-31
SPO Medical Inc
filed 2005-06-21
CIK 716778

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number: 0-11772

                                SPO MEDICAL INC.
                (Name of small business issuer as in its charter)

                 Delaware                                   25-1411971
       (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

    21860 Burbank Blvd., North Building, Suite 380, Woodland Hills, CA 91367
                    (Address of principal executive offices)

                                 (818) 888-4380
                (Issuer's Telephone Number, Including Area Code)

                             UNITED DIAGNOSTIC, INC.
                  124 W. 60th Street, #33L, New York, New York 10023 (Former name or former address, if changed since last report.)

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The issuer's revenues for the fiscal year ended December 31, 2004, were $0

      On June 6, 2005, the aggregate market value of the voting stock of SPO Medical Inc. held by nonaffiliates of the registrant was approximately $629,515. The Company's common stock is reported in the "pink sheets" maintained by the National Quotation Bureau, LLC. The Company does not believe that its common stock is the subject of an active market. May 6, 2005, was the last date on which an actual transaction in the Company's common stock was reported. On May 6, 2005, the high bid and low ask prices of such stock as reported in the "pink sheets" were $.05 and $.05, respectively. For purposes of calculating the market value of the Company's common stock, the Company has utilized $.05, the closing sale price for the common stock as reported by the "pink sheets" on May 6, 2005.

      The registrant had 17,053,621 post forward-split shares of common stock, $.01 par value per share, outstanding at June 6, 2005.

                   Documents Incorporated by Reference: None.

                                SPO MEDICAL INC.
                   (formerly known as United Diagnostic, Inc.)
                          ANNUAL REPORT ON FORM 10-KSB

                                TABLE OF CONTENTS

                                                                                         Page
PART I......................................................................................2
         ITEM 1.      DESCRIPTION OF BUSINESS...............................................2
         ITEM 2.      DESCRIPTION OF PROPERTY...............................................4
         ITEM 3.      LEGAL PROCEEDINGS.....................................................4
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................4
PART II.....................................................................................5
         ITEM 5.      MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
                      BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES........................5
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.............6
         ITEM 7.      FINANCIAL STATEMENTS .................................................8
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                      AND FINANCIAL DISCLOSURE..............................................8
         ITEM 8A.     CONTROLS AND PROCEDURES...............................................9
         ITEM 8B.     OTHER INFORMATION.....................................................9

PART III...................................................................................10
         ITEM 9.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................10
         ITEM 10.     EXECUTIVE COMPENSATION...............................................13
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT AND RELATED STOCKHOLDER MATTERS...........................17
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................17
         ITEM 13.     EXHIBITS.............................................................18
         ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES...............................18

SIGNATURES.................................................................................19
EXHIBIT INDEX..............................................................................20

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Organization

      SPO Medical Inc., formerly known as United Diagnostic, Inc. (hereinafter referred to as "SPO" or the "Company"), was originally organized under the laws of the State of Delaware in September 1981 under the name "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to "Nu-Tech Bio-Med, Inc." On December 23, 1998, the Company changed its name to United Diagnostic, Inc. Effective April 21, 2005, the Company changed its name to its present name, SPO Medical Inc. pursuant to a Capital Stock Exchange Agreement entered into on February 28, 2005, as amended and restated on April 21, 2005 (the "Restated Exchange Agreement"). One of the Company's wholly-owned subsidiaries, Analytical Biosystems Corp. ("ABC") (inactive since November 3, 1997), was organized under the laws of the State of Delaware in August, 1985. On October 21, 1996, the Company acquired substantially all of the medical billing service assets of Prompt Medical Billing, Inc. through the Company's wholly-owned subsidiary, NTBM Billing Services Inc. (inactive since April, 1998), organized under the laws of the State of Delaware on September 10, 1996. On October 15, 2001, the Company closed its office in Wakefield, Rhode Island, and discontinued reporting activities until January 2003. Since February 2003, the Company has remained inactive. In February 2005, the Company filed its Form 10-KSB for the year ended December 31, 2002, its Form 10-QSB for the quarter ended March 31, 2003, its Form 10-QSB for the quarter ended June 30, 2003, its Form 10-QSB for the quarter ended September 30, 2003, its Form 10-KSB for the year ended December 31, 2003, its Form 10-QSB for the quarter ended March 31, 2004, its Form 10-QSB for the quarter ended June 30, 2004, and its Form 10-QSB for the quarter ended September 30, 2004.

Recent Events

      Pursuant to the Restated Exchange Agreement, the Company issued to the shareholders of SPO Ltd. an aggregate of 5,769,106 shares of Common Stock, representing approximately 90% of the Common Stock issued and outstanding (after giving effect to the transactions contemplated by Restated Exchange Agreement). As a result of the Acquisition Transaction, SPO Ltd. became a wholly owned subsidiary of the Company as of April 21, 2005.

      The foregoing description of the Acquisition Transaction and the Restated Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Restated Exchange Agreement, filed as Exhibit 2.1 to Current Report Form 8-K as filed on April 21, 2005, and incorporated herein by reference.

      Upon consummation of the Acquisition Transaction, the Company effectuated a forward stock split of the Company's Common Stock issued and outstanding after giving effect to the transactions contemplated by Restated Exchange Agreement on a 2.65285:1 basis. Following the forward stock split, the Company has 17,053,621 shares of Common Stock issued and outstanding and the former shareholders of SPO Ltd. hold approximately 15,303,620 shares, representing 90% of the Company's issued and outstanding stock. The amount of issued and outstanding shares of Common Stock does not include 446,380 shares of Common Stock issuable upon the exercise of penny warrants issued to Mr. Israel Sarussi, SPO Ltd.'s Chief Technology Officer.

      As the former shareholders of SPO Ltd. hold 90% of the Company's issued and outstanding shares, and because the business of SPO Ltd. represents the only business operations of the Company, the acquisition of SPO Ltd. is deemed to be a reverse acquisition for accounting purposes. SPO Ltd., the acquired entity, is regarded as the predecessor entity of the Company as of April 21, 2005.

      The shares of Common Stock issued to the shareholders of SPO Ltd. were issued in reliance upon an exemption from registration under the Securities Act of 1933, as amended.

      Pursuant to the Restated Exchange Agreement, upon the consummation of the Acquisition Transaction, a new board of directors for the Company was constituted. See PART III - ITEM 9. Directors and Executive Officers of the Registrant.

      Upon the consummation of the Acquisition Transaction, the name of the Company was changed to "SPO Medical Inc." and the certificate of incorporation and the bylaws of the Company were each amended and restated in the forms filed as Exhibit 3.2 and Exhibit 3.2, respectively to Current Report Form 8-K as filed on April 21, 2005, and incorporated herein by reference. The Company changed its name from "United Diagnostic, Inc." to "SPO Medical Inc." in order to provide a new identity for the Company's new business. In connection with the name change, the Company expects that its trading symbol on the pink sheets will also be changed.

      In order to facilitate the Acquisition Transaction, and to raise working capital, on April 21, 2005, the Company commenced a private placement (the "Private Placement") to certain private and institutional investors of up to $1,150,000 by the sale of units of its securities, with each unit comprised of
(i) a 18 month 6% Promissory Note (the "Notes") and (ii) two year warrants (the "Warrants") to purchase up to such number of shares of Common Stock of the Company as are determined by principal amount of the Note being purchased by such investor divided by $ 0.85, at a per share exercise price of $0.85. On April 21, 2005, the Company conducted an initial closing on the Private
Placement for gross proceeds of $225,000. Thereafter, the Company will conduct additional closings. As of May 10, 2005, an aggregate of $419,827 in principal amount of Notes were sold to accredited investors and, in connection therewith, warrants to purchase up to approximately 493,915 shares of the Company's Common Stock were issued. These securities were issued in reliance upon an exemption from registration under the Securities Act of 1933, as amended.

      In connection with the Acquisition Transaction, Mr. Israel Sarussi, the Chief Technology Officer of SPO Ltd., received 1,402,124 shares of the Company's Common Stock in exchange for the shares of SPO Ltd. that he held. In addition, Mr. Sarussi exchanged 90,978 currently exercisable warrants of SPO Ltd. for 168,275 currently exercisable penny warrants of the Company at closing of the Acquisition Transaction. Post forward stock subdivision (discussed in further detail in Item 5.03 below), Mr. Sarussi holds shares of the Company's Common Stock, comprised of (i) 3,719,624 shares of Common Stock and (ii) 446,380 shares of Common Stock issuable upon exercise of currently exercisable penny warrants, representing approximately 23.8% of the Company's issued and outstanding shares of Common Stock. Mr. Sarussi is the only person known to the Company to hold beneficial ownership of 5% or more of the Company' issued and outstanding shares.

      Upon the consummation of the Acquisition Transaction, the Company effectuated a forward stock split of the Company's Common Stock on a 2.65285:1 basis. The forward stock split was made to all stockholders of the Company immediately after the Acquisition Transaction. The additional shares issued pursuant to the forward stock split are fully paid and non-assessable. All new shares will have the same par value, voting rights and other rights as old shares. The stock split was effectuated by increasing the number of issued and outstanding shares at the ratio of 2.65285:1. Accordingly, as a result of the forward stock split, the Company has 17,053,621 shares outstanding and has approximately 32,946,379 authorized unissued shares of Common Stock available for issuance. The Company also has 2,000,000 authorized shares of preferred stock, none of which have been designated or are outstanding. These shares may be issued in the future in connection with acquisitions, subsequent financings or as determined by the Company's board of directors.

      SPO Medical Equipment Ltd. ("SPO Ltd."), was organized under the laws of the State of Israel in August 1995. SPO Ltd. develops biosensor and microprocessor technologies using reflectance pulse oximetry techniques for use in portable monitoring devices to capture life-saving and life-enhancing information within four key markets: medical care; home and remote-care; sports and wellness; and general security. SPO Ltd. has developed and patented proprietary technology that enables the use of pulse oximetry in a reflectance mode of operation i.e. a sensor that can be affixed to a single side of a body part. This technique is known as Reflectance Pulse Oximetry (RPO). Using RPO, a sensor can be positioned on various places of the body, hence minimizing problems of motion and poor profusion. In addition, its unique design results in substantially lower power requirements, which enable a wireless configuration with expanded commercial possibilities.

Employees

      As of May 15, 2005, the Company had two employees. The Company's employees are not represented by a labor union, and the Company considers its relationship with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

      The Company's principal administrative office address is 21860 Burbank Blvd., North Building, Suite 380, Woodland Hills, California 91367. The Company believes that its present facilities are adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                               MARKET INFORMATION

      The Company believes that there is currently no established public trading market for the Common Stock. The Company's Common Stock is quoted on the "pink sheets" maintained by the National Quotation Bureau, Inc. under the symbol "UNDI" through April 21, 2005. Thereafter the Company began to be quoted under the symbol "SPOM." Between April 22, 2005, and May 12, 2005, the common stock was quoted on the "pink sheets" under the symbol "UNDG"; prior to such time it was quoted under the symbol "UNDI." The Company believes if the Common Stock is currently being traded, it is being traded on the "pink sheets."

      The following table sets forth the range of high and low reported bid prices for the years ended December 31, 2004 and 2003. The Company does not believe that its common stock is the subject of an active market. Quotations represent prices between dealers and do not reflect retail markups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                    Bid Prices of Common Stock
                                                    --------------------------

                                                           Low     High
                                                           ---      ---

Year Ended December 31, 2004:
    First Quarter (1)                                      .00      .00
    Second Quarter (1)                                     .00      .00
    Third Quarter (1)                                      .00      .00
    Fourth Quarter (1)                                     .00      .00
Year Ended December 31, 2003:
    First Quarter (1)                                      .00      .00
    Second Quarter (1)                                     .00      .00
    Third Quarter (1)                                      .00      .00
    Fourth Quarter (1)                                     .00      .00

----------
(1) As quoted on the "pink sheets" maintained by the National Quotation Bureau, Inc.

                                     HOLDERS

      The number of holders of record of the Company's Common Stock as of May 15, 2005, was approximately 604. The Company believes that a significant number of shares of its Common Stock are held in either nominee name or street name brokerage accounts and, consequently, it is unable to determine the number of beneficial owners of its stock.

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

Twelve months ended December 31, 2004, compared with twelve months ended December 31, 2003

      Results of Operations

      The Company reported no operating revenues for the twelve months ended December 31, 2004, and 2003 as it had no operating business.

      Total operating costs and expenses for the twelve months ended December 31, 2004, were $1,501 compared to $19,390 for the twelve months ended December 31, 2003. The decrease of $17,889 is due to a decrease in general and administrative expenses.

      General and administrative expenses for the twelve months ended December 31, 2004, were $1,501 compared to $19,390 for the twelve months ended December 31, 2003. The decrease of $17,889 is primarily due to lack of activity and operations.

      Interest expense for the twelve months ended December 31, 2004, and 2003, was $6,259 representing the annual interest incurred for funds loaned to the Company (see Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island).

      Net loss for the twelve months ended December 31, 2004, was $7,760 as compared to $25,649 for the twelve months ended December 31, 2003. The decrease of $17,889 in net loss is due to a decrease in general and administrative expenses.

      Net loss per share of Common Stock for the twelve months ended December 31, 2004, was nil compared to $(.02) for the year ended December 31, 2003. The decrease is due to a reduction in net loss as well as an increase in weighted average shares outstanding. Weighted average shares outstanding were 1,722,044 for the year ended December 31, 2004, compared to 1,610,009 for the year ended December 31, 2003.

Liquidity and Capital Resources

      The Company has sustained net losses of $7,760 and $25,649, respectively during the years ended December 31, 2004, and 2003, and as of December 31, 2004, had approximately $7,600 in cash remaining from advances on a potential acquisition (see next paragraph). The amount of stockholders' capital deficiency and working capital deficiency at December 31, 2004, was $652,403. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Additionally, as of December 31, 2004, all of the Company's liabilities are either in default or past due.

      As previously described in the registrant's Current Report on Form 8-K filed on March 2, 2005, effective February 28, 2005, SPO Medical Inc., a Delaware corporation (the "Company"), formerly known as United Diagnostic, Inc., entered into a Capital Stock Exchange Agreement (the "Exchange Agreement") among the Company, SPO Medical Equipment Ltd., a company incorporated under the laws of the State of Israel ("SPO Ltd."), and the shareholders of SPO Ltd., providing for the acquisition by the Company of all of the issued and outstanding shares of SPO Ltd. (the "Acquisition Transaction") in exchange for a specified number of shares of the Company's common stock, par value $0.01 per share (the "Common Stock"). On April 21, 2005, the Exchange Agreement was amended and restated (as so amended and restated the "Restated Exchange Agreement").

      SPO Ltd. has developed and patented proprietary technology that enables the use of pulse oximetry in a reflectance mode of operation i.e. a sensor that can be affixed to a single side of a body part. This technique is known as Reflectance Pulse Oximetry (RPO). Using RPO, a sensor can be positioned on various places of the body, hence minimizing problems of motion and poor profusion. In addition, its unique design results in substantially lower power requirements, which enable a wireless configuration with expanded commercial possibilities.

      Pursuant to Restated Exchange Agreement, the Company issued to the shareholders of SPO Ltd. an aggregate of 5,769,106 shares of Common Stock, representing approximately 90% of the Common Stock issued and outstanding (after giving effect to the transactions contemplated by Restated Exchange Agreement). As a result of the Acquisition Transaction, SPO Ltd. became a wholly owned subsidiary of the Company as of April 21, 2005.

      The foregoing description of the Acquisition Transaction and the Restated Exchange Agreement does not purport to be complete and is qualified in its entirety by reference to the Restated Exchange Agreement, filed as Exhibit 2.1 to Current Report Form 8-K as filed on April 21, 2005, and incorporated herein by reference.

      Upon consummation of the Acquisition Transaction, the Company effectuated a forward stock split of the Company's Common Stock issued and outstanding after giving effect to the transactions contemplated by Restated Exchange Agreement on a 2.65285:1 basis. Following the forward stock split, the Company has 17,053,621 shares of Common Stock issued and outstanding and the former shareholders of SPO Ltd. hold approximately 15,303,620 shares, representing 90% of the Company's issued and outstanding stock. The amount of issued and outstanding shares of Common Stock does not include 446,380 shares of Common Stock issuable upon the exercise of penny warrants issued to Mr. Israel Sarussi, SPO Ltd.'s Chief Technology Officer.

      The Company had $7,597 in cash at December 31, 2004. The Company had no cash at December 31, 2003.

      Prepaid expenses and other current assets were $16,339 at December 31, 2004, as compared to $16,447 at December 31, 2003.

      Total current liabilities at December 31, 2004 were $676,339 as compared to $661,090 at December 31, 2003.

      Amounts due to related parties represent advances to the Company by its former officers and a one-year severance accrual of approximately $208,000 pursuant to a previous Chief Executive Officer's employment agreement.

      Pledge of Principal Assets to Secure Existing Loans from the State of Rhode Island

      In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans (the principal balance of which, as of December 31, 2004, was approximately $66,000). All of the SBLFC loans, including those which were subject to the patent security interest, were further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% and, as to each loan, after the first year is amortized monthly as to principal and interest. In June 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $600 per month. The Company is not in compliance with certain terms of these loans. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral as security for new loans.

ITEM 7. FINANCIAL STATEMENTS

      See Index to Financial Statements attached hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On November 19, 2004, SPO Medical Inc. (the "Company") dismissed Eisner LLP as its independent accountant. Eisner LLP had been previously engaged as the principal accountant to audit the Company's financial statements. The reason for the termination was that a company with which the Company is negotiating a potential reverse merger transaction requested a change in accountants. The decision to change accountants was approved by the Company's Board of Directors.

      Eisner LLP did not audit the Company's financial statements for any period after the fiscal year ended December 31, 2001. Eisner LLP's report on the financial statements for the fiscal year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles.

      During the Company's two most recent fiscal years, and the subsequent interim periods, there were no disagreements with Eisner LLP on any matter of accounting principles or practices financial statement disclosure, auditing scope, or procedure, which disagreements, if no resolved to the satisfaction of Eisner LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

      On November 19, 2004, the Company retained Marcum & Kliegman, LLP as its new independent accountant. Marcum & Kliegman, LLP is located at 655 Third Avenue, 16th Floor, New York, New York 10017.

ITEM 8A. CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (and Principal Financial Officer), as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer (and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer (and Principal Financial Officer) concluded that our disclosure controls and procedures were effective.

      CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended December 31, 2004, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 8B. OTHER INFORMATION

Reports on Form 8-K.

      During the period commencing the last quarter of the period covered by this Report until the date of filing of this Report, the following reports were filed on Form 8-K by the Company:

Date of Report             Item Reported              Description of Item
--------------             -------------              -------------------

November 19, 2004          Item 4.01 Changes in       The Company reported the
                           Company's Certifying       termination of Eisner
                           Accountant                 LLP and the engagement
                                                      of Marcum & Kliegman LLP

March 2, 2005              Item 1.01 Entry into a     The Company reported it
                           Material Definitive        entered into a Capital
                           Agreement of SPO Medical   Stock Exchange Agreement
                           Equipment Ltd.             to acquire all of the
                                                      issued and outstanding
                                                      equity capital

April 21, 2005             Item 1.01 Entry into a     Set forth under Item 2.01
                           Material Definitive
                           Agreement

                           Item 2.01 Completion of    The Company reported the
                           Acquisition amended and    completion of an
                           restated Capital Stock     acquisition transaction
                           Exchange Agreement         as described in the

                           Item 2.03 Creation of a    Set forth under Item 3.02
                           Direct Financial
                           Obligation

                           Item 3.02 Unregistered     The Company reported it
                           Sales Of Equity            conducted an initial
                           Securities                 closing on a private
                                                      placement of $225,000
                                                      and subsequently raised
                                                      $419,827 during May 2005

                           Item 5.01 Changes in       The Company reported a
                           Control Of Registrant      change of control as a
                           Transaction                result of the completion
                                                      of an acquisition

                           Item 5.02 Departure of     The Company reported the
                           Directors or Principal     resignation of existing
                           Officers; Election of      directors and the
                           Directors; Appointment     appointment of new
                           of Prinicipal              directors
                           Officers

                           Item 5.03 Amendments to    The Company reported a
                           Articles of                name change and the
                           Incorporation And Bylaws   filing of an amended and
                                                      restated Certificate of
                                                      Incorporation and Bylaws

                           Item 9.01 Financial        The Company reported
                           Statements And Exhibits    that financial statements
                                                      of business acquired and
                                                      pro forma financial

                                                      Information will be filed
                                                      with 60 days of this
                                                      Report and exhibits
                                                      identified in report are
                                                      attached


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

      Set forth below is certain information relating to the members of the Board of Directors of the Company as of December 31, 2004. Effective April 21, 2005, pursuant to the completion of the Acquisition Transaction, all members of the Board of Directors of the Company resigned and new directors were appointed. See Directors - Effective April 21, 2005.

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

      Directors - Prior to April 21, 2005

        NAME              AGE                                    POSITION
       ----               ---                                    --------

J. Marvin Feigenbaum       54      Chairman of the Board of Directors, President
                                   and Chief Executive Officer of the Company

      At a  Special  Meeting  of  Shareholders  held  September  25,  2001,  Mr.
Feigenbaum was elected as a Class 3 Director to serve until the 2004 annual meeting. The following sets forth certain biographical information for the Director and Officer as of December 31, 2004:

      J. Marvin Feigenbaum. Mr. J. Marvin Feigenbaum was first elected to the Board of Directors in June 1994, at which time he was also elected to the Board of Directors of ABC and appointed Chief Executive Officer of the Company and Chief Executive and Chief Financial Officer of ABC. Mr. Feigenbaum has served as President of the Company since June 1, 1994, and as Chairman of the Board, President and Chief Executive Officer of PCL from October 3, 1997 until May 12, 1999. From August 1993 to June 1994, Mr. Feigenbaum served as a consultant to the Company, primarily with respect to the Company's business development and plans and programs relating to the marketing of the Company's laboratory and medical testing services. From 1987 to June 1994, Mr. Feigenbaum acted as an independent consultant in the medical and health care industry. He has over 25 years of experience in the health care industry. Prior to being an independent consultant, Mr. Feigenbaum, from 1982 to mid-1987, served as Chairman, President and Chief Executive Officer of Temco Home Health Care Products, Inc., a durable medical equipment manufacturer. For a period of four years until he voluntarily resigned in May 1999, Mr. Feigenbaum served as a member of the Board of Directors and Vice-Chairman of Comprehensive Care Corporation ("CompCare"), a publicly owned company engaged in the health care business, previously listed on the New York Stock Exchange.

      Mr. David A. Sterling resigned as a member of the Board of Directors of the Company effective January 1, 2004.

      Directors - Effective April 21, 2005

      NAME               AGE                      POSITION
      ----               ---                      --------

Michael Braunold         45              Chief Executive Officer, President and
                                         Director of the Company

Pauline Dorfman          40              Director of the Company

Sidney Braun             44              Director of the Company

      Michael Braunold, Chief Executive Officer, President and Director. Since March 1998, Mr. Braunold has been Chief Executive Officer of SPO. Prior to March 1998, Mr. Braunold was Senior Director of Business Development at Scitex Corporation Ltd., a multinational corporation specializing in visual information communication. In such capacity, Mr. Braunold played a strategic role in managing a team of professionals assigned to M&A activities. During his 12-year tenure at Scitex, he held various positions within the worldwide organization, including a period in the United States as Vice President of an American subsidiary of Scitex specializing in medical imaging. From March 2000 through September 2000, Mr. Braunold was also the Chief Executive Officer and Chairman of Ambient Corporation, a Delaware company, that specializes in the implementation of a proposed comprehensive high-speed communication infrastructure that is designed to utilize existing electrical power distribution lines as a high-speed communication medium. Mr. Braunold served as director of Amedia Networks, Inc. (formerly TTR Technologies, Inc.) from
February 2000 through August 2002. Mr. Braunold originates from the United Kingdom. He obtained a Bachelor of Science degree with honors in Engineering and Management Sciences from Imperial College Business School, London.

      Pauline Dorfman, Director. Since January 2001 Mrs. Dorfman, a qualified chartered accountant, has been a consultant with Berenblut Consulting, an Ontario firm that assists commercial business, law firms and governments across North America and Europe in several areas covering economics, finance, accounting, valuation and strategy. Mrs. Dorfman specializes in conducting analysis and financial investigations in connection with international development disputes and economic damage quantification for breach of contract and personal medical malpractice cases. Prior to this assignment, Mrs. Dorfman worked for 10 years with the Toronto Dominion Bank in the finance and commercial lending areas analyzing the financial risk of various bank investments and strategies, assisting in the development of new bank products and meeting the external and internal financial reporting requirements of the bank.

      Sidney Braun, Director. Since June 2004, Mr. Braun has served as the President and COO for Med-Emerg International Inc. (MEII), a company incorporated in the Province of Ontario. MEII is a publicly listed healthcare services company specializing in the coordination and delivery of emergency and primary health care related services in Canada such as physician and nurse staffing and recruitment, clinical management services, a national drug infusion service and a comprehensive physician practice management program. Mr. Braun has extensive experience in commerce both in North America and Europe, including manufacturing, distribution and trading. Prior to his current position at MEII, Mr. Braun worked for 7 years as an independent consultant to several large state-owned corporations from the former Eastern European block on developing business strategies and adapting to new working conditions in western markets. In addition, Mr. Braun developed expertise in emerging financial markets in Europe and introduced several companies to the UK and German capital markets.

Section 16 Reporting

      Section 16(a) of the Exchange Act, requires officers and directors of the Company and persons who own more than ten percent of the Common Stock, to file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), of Common Stock with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all such forms they file.

      Based solely on review of the copies of such forms received by the Company with respect to 2004, the Company believes that all of the filing obligations of officers, directors and 10% stockholders under Section 16(a) during 2004 have been complied with.

Code of Ethics

      The Company has been inactive since early 2003 and has not yet adopted a Code of Ethics applying to its executive officers. The Company intends to adopt a Code of Ethics applying to such persons during the fiscal year ending December 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation.

Executive Compensation.

         The following provides certain information concerning all Plan and Non-Plan (as defined in Item 402 (a)(ii) of Regulation S-B) compensation awarded to, earned by, paid or accrued by the Company during the years ended December 31, 2004, 2003 and 2002, to the Chief Executive. No other executive officer was paid a salary in excess of $100,000 during such years.

Summary Compensation Table.

                                                                           LONG TERM COMPENSATION AWARDS
                                              ANNUAL COMPENSATION              RESTRICTED SECURITIES           PAYOUTS
                                              -------------------              ---------------------           -------

          NAME AND                                       OTHER ANNUAL       STOCK             UNDERLYING         ALL OTHER
     PRINCIPAL POSITION         YEAR       SALARY        COMPENSATION      AWARD(S)            OPTIONS          COMPENSATION
     ------------------         ----       ------        ------------      --------            -------          ------------
                                            ($)               ($)                                                     ($)
   J. Marvin Feigenbaum         2004      $     --           $    --             --               --                $ --
   President and Chief          2003      $     --           $    --             --               --                $ --
   Executive Officer(1)         2002      $277,333(3)        $    --             --               --                $916(2)

----------
(1)   President  and Chief  Executive  Officer  commencing  June 1, 1994.  Chief
      Financial Officer from June 1, 1994 until present. President and Chief Executive Officer of PCL from October 3, 1997 until May 12, 1999. PCL was a majority-owned subsidiary of the Company from October 3, 1997 until June 12, 1998. Prior to October 3, 1997 and until PCL emerged from its Chapter 11 proceeding, Mr. Feigenbaum served as Chief Operating Officer of PCL. In connection with the Acquisition Transaction, Mr. Feigenbaum resigned from the employ of the Company.

(2)   Represents automobile garage fees.

(3) Includes $208,000 (one year) severance accrual pursuant to the Employment Agreement

Options/SAR Grants in Fiscal Year Ended December 31, 2004

      No options or stock appreciation rights were granted to the Company's Chief Executive officer or any other executive officer during the fiscal year ended December 31, 2004.

      Aggregated Options/SAR Exercises in Most Recent Fiscal Year and Fiscal Year-End Options/SAR Values.

      No options or stock appreciation rights were held by the Company's Chief Executive officer or any other executive officer during the fiscal year ended December 31, 2004.

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

      During the year ended December 31, 2004, Mr. Feigenbaum did not receive a salary. During 2002 the Company accrued salary amounting to $277,333, which includes a $208,000 one-year severance accrual, pursuant to the then current Employment Agreement, as amended. As of December 31, 2004, this amount was has not been paid. Due to the financial condition of the Company, during the year ended December 31, 1998, approximately $47,667 of cash compensation which should have been paid to Mr. Feigenbaum in 1998 was voluntarily deferred by Mr. Feigenbaum until 1999 as a convenience to the Company. On September 26, 2001, J. Marvin Feigenbaum, relinquished any and all rights to options granted to him that were voted upon and approved by the holders of shares of Common Stock of the Company at a Special Meeting of Stockholders of the Company held on September 25, 2001. The option grant was for 500,000 shares of the Company's Common Stock at an exercise price of $.66 per share. Accordingly, the options were never issued.

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

      Effective May 1, 2002, Mr. J. Marvin Feigenbaum was the Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company on an at-will employment basis until April 21, 2005. See Recent Events under Item 1.

1994 Incentive Stock Option Plan

      In August 1994, the Board of Directors adopted a 1994 Incentive Stock Option Plan (the "Plan") which Plan was approved and adopted by the stockholders of the Company on November 16, 1994. The Plan provides for the issuance of up to 250 shares of the Company's Common Stock upon the exercise of options granted to officers, directors, full time employees and consultants rendering services to the Company. Under the terms of the Plan, options granted thereunder will be designated as options which qualify for incentive stock option treatment ("ISO's") under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options which do not so qualify ("Non-ISO's"). Unless sooner terminated, the Plan will expire on August 1, 2004, and options may be granted at any time or from time to time through such date. The purpose of the Plan is to promote the interests of the Company and its stockholders by strengthening the ability of the Company to attract and retain officers, employees and consultants by furnishing suitable recognition of their ability to contribute to the success of the Company and to align their interests and efforts with the long term interest of the Company. The Plan succeeds the Company's 1992 Incentive Stock Option Plan, which has been terminated.

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

      As of December 31, 2004, there are no outstanding options granted under this plan.

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

      Under the terms of the Director Plan, the sum of the number of shares to be received upon any grant multiplied by the fair market value of each share at the time of grant may not exceed $75,000. All awards shall be reduced to the extent they exceed such amount. The exercise price for options granted under the Director Plan shall be 100% of the fair market value of the Common Stock on the date of grant. Until otherwise provided in the Director Plan, the exercise price of options granted under the Director Plan must be paid at the time of exercise, either in cash, by delivery of shares of Common Stock of the Company or by a combination of each. The term of each option is five years from the date of grant, unless terminated sooner as provided in the Director Plan. The Director Plan is administered by a committee of the Board of Directors composed of not fewer than two persons who are officers of the Company (the "Committee"). The Committee has no discretion to determine which non-employee director will receive options or the number of shares subject to the option, the term of the option or the exercisability of the option. However, the Committee will make all determinations of the interpretation of the Director Plan. Options granted under the Director Plan do not qualify for incentive stock option treatment. As of December 31, 2004, there are no options outstanding under this plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of May 15, 2005, with respect to the ownership of Common Stock by (i) the persons (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended), known by the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, (ii) each director and each officer identified in the Summary Compensation Table, and
(iii) directors and executive officers as a group. The most current information available to the Company is set forth below.

        NAME AND ADDRESS                    AMOUNT OF AND NATURE      PERCENTAGE
       OF BENEFICIAL OWNER                 OF BENEFICIAL OWNERSHIP     OF CLASS
       -------------------                 -----------------------     --------

Israel Sarussi
c/o 3 HaGavish St., Kfar Saba                     4,165,773(1)          23.8%
Israel 44641

All Officers and Directors as a Group (1          4,165,773(1)          23.8%
person in number)

(1) Includes (i) 3,719,393 shares of Common Stock and (ii) 446,380 shares of Common Stock issuable upon exercise of currently exercisable penny warrants

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Due to Related Parties

      Due to related parties aggregating to $284,785 at December 31, 2004, represent advances to the Company by its former Chief Executive Officer and a former board member and accrued and unpaid salary to the Company's former Chief Executive Officer. Such advances are non-interest bearing and due on demand. During the year ended December 31, 2004, no transactions occurred.

      Employment Agreements

      The Company had an employment agreement with Mr. J. Marvin Feigenbaum, its former president and CEO, with a term of three years at a base salary of $208,000 through April 30, 2002. Other benefits typical of such agreements were also provided. Per the terms of the agreement, a severance equal to one year's base salary would be due if the agreement was not renewed by the Company. On April 30, 2002, Mr. Feigenbaum's employment agreement expired by its terms and was not renewed. However, Mr. Feigenbaum remained the Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company on an at-will employment basis through April 21, 2005. Effective May 1, 2002, as per the terms of the Employment Agreement, the Company accrued a severance payment of $208,000.

      One of the directors of the Company and the Chief Executive Officer of the Company, Michael Braunold, is an executive officer of SPO Ltd. and will continue in such capacity following the Acquisition Transaction. The Company anticipates that it will enter into an employment agreement with Mr. Braunold pursuant to which he will be retained as the Company's Chief Executive Officer. Mr. Braunold is currently the Chief Executive Officer of the Company.

      Upon the consummation of the Acquisition Transaction, the Company entered into a one-year Consulting Agreement with J. Marvin Feigenbaum, a former director and principal shareholder of the Company, under which Mr. Feigenbaum is to provide certain consulting services to the Company. In consideration thereof, the Company paid to Mr. Feigenbaum $100,000 at the closing of the Acquisition Transaction. In addition, under the Consulting Agreement, the Company undertook to (i) not consummate a reverse stock split without the prior written consent of Mr. Feigenbaum, (ii) grant to Mr. Feigenbaum of piggyback registration rights with respect to all of the Common Stock of the Company owned by Mr. Feigenbaum. The foregoing description of the consulting agreement between the Company and Mr. Feigenbaum does not purport to be complete and is qualified in its entirety by reference to the Consulting Agreement with Mr. Feigenbaum, filed as Exhibit
1.01 to Current Report Form 8-K on April 21, 2005 and incorporated herein by reference.

ITEM 13. EXHIBITS

      Incorporated by reference to the Exhibit Index at the end of this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The following table sets forth the fees billed to us for the fiscal years ended December 31, 2003 and December 31, 2004 by Marcum & Kliegman LLP ("MKLLP"):

                                Fiscal Year               Fiscal Year
                                  Ended                      Ended
                             December 31, 2003          December 31, 2004
                             -----------------          -----------------

Audit Fees (1)                   $25,000                     $25,000
Audit Related Fees (2)
Tax Fees (3)
All Other Fees (4)

      (1) Consists of fees billed for professional services rendered for the audit of the financial statements of the Company as of December 31, 2003 and December 31, 2004 and reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the quarters during such fiscal years. MKLLP was retained in November 2004 to conduct an audit of the Company's financial statements as of December 31, 2003 and December 31, 2004 and for the years then ended as well a review of the financial statements to be included in the Forms 10-QSB for such years. The amount of Audit Fees reported in each column of the table includes the fees billed for both fiscal years since such fees were not separately allocated to each of the two years.

      (2) Consists of fees for services relating to accounting consultation related to the performance of the audit that are not reported as audit fees.

      (3) Consists of tax filing and tax related compliance and other advisory services.

      (4) None

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

      The Board also will consider on a case-by-case basis and, if appropriate, approve specific engagements. Any proposed specific engagement may be presented to the Board for consideration at its next regular meeting or, if earlier consideration is required, to the any member of the Board who will then call a special meeting of the Board to consider such engagement. During the fiscal year ended December 31, 2004, 100% of the Audit Related Fees and all other fees were approved by the Board.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 7, 2005.

                                       SPO MEDICAL INC.

                                       By: /s/ Michael Braunold
                                           -------------------------------------
                                           Michael Braunold
                                           Chief Executive Officer (and
                                           Principal Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       Signature

                                       /s/ Michael Braunold        June 21, 2005
                                       --------------------
                                       Michael Braunold
                                       Chief Executive Officer (and Principal
                                       Financial Officer)

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

16.3* Amended and Restated Capital Stock Exchange Agreement dated April 21, 2005, by and among the Registrant (formerly known as United Diagnostic, Inc.), SPO Medical Equipment Ltd. And certain shareholders as set forth on the Signature Pages to said Agreement (filed as Exhibit 2.1 to Current Report on Form 8-K on April 21,
              2005).

21.1          List of Subsidiaries of the Company

31.1 Certification of Michael Braunold pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                SPO MEDICAL INC.
                       (FORMERLY UNITED DIAGNOSTIC, INC.)
                                AND SUBSIDIARIES

                                December 31, 2004

                                    CONTENTS

                                                                       Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F-3

CONSOLIDATED FINANCIAL STATEMENTS

         BALANCE SHEET AS OF DECEMBER 31, 2004                          F-4

         STATEMENTS OF OPERATIONS FOR THE
         YEARS ENDED DECEMBER 31, 2004 AND 2003                         F-5

         STATEMENTS OF STOCKHOLDERS' DEFICIENCY
         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003                 F-6

         STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003                 F-7

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
SPO Medical Inc. (formerly known as United Diagnostic, Inc.)

We have audited the accompanying consolidated balance sheet of SPO Medical Inc. (formerly known as United Diagnostic, Inc.) and subsidiaries (the "Company") as of December 31, 2004 and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SPO Medical Inc. (formerly known as United Diagnostic, Inc.), and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum & Kliegman LLP
New York, NY

May 11, 2005

                        SPO MEDICAL INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS UNITED DIAGNOSTIC, INC.)

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2004

ASSETS
Current assets:
    Cash                                                           $      7,597
    Prepaid expenses and other current assets                            16,339
                                                                   ------------
       Total current assets                                        $     23,936
                                                                   ============

LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
    Notes payable, in default                                      $     65,888
    Advances on potential acquisition                                    18,850
    Accounts payable                                                    197,176
    Accrued expenses                                                     54,069
    Due to related parties                                              284,785
    Contract payable                                                     55,571
                                                                   ------------

       Total current liabilities                                        676,339
                                                                   ------------

Commitments and Contingencies

Stockholders' deficiency
    Series A convertible preferred stock, $.01 par value;
       2,000,000 authorized; none issued and outstanding                     --
    Common stock, $.01 par value; 50,000,000 shares authorized;
       1,722,034 shares issued and outstanding                           17,220
    Additional paid-in capital                                       59,786,689
    Accumulated deficit                                             (60,456,312)
                                                                   ------------
Total stockholders' deficiency                                         (652,403)
                                                                   ------------

       Total liabilities and stockholders' deficiency              $     23,936
                                                                   ============

See accompanying notes to the consolidated financial statements.

                        SPO MEDICAL INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS UNITED DIAGNOSTIC, INC.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       YEAR ENDED DECEMBER 31
                                                        2004           2003
                                                     --------------------------

Revenues:
                                                     $        --    $        --
                                                     --------------------------

Operating costs and expenses:
    General and administrative                             1,501         19,390
                                                     --------------------------

Total operating costs and expenses                         1,501         19,390
                                                     --------------------------

Operating loss                                            (1,501)       (19,390)
                                                     --------------------------

Other expense:
    Interest expense                                      (6,259)        (6,259)
                                                     --------------------------

Total other expenses                                      (6,259)        (6,259)
                                                     --------------------------

Net loss                                             $    (7,760)   $   (25,649)
                                                     --------------------------

Net loss per common share - basic and diluted                NIL    $     (0.02)
                                                     ==========================

Weighted average shares outstanding                    1,722,034      1,610,009
                                                     ==========================

See accompanying notes to the consolidated financial statements.

                        SPO MEDICAL INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS UNITED DIAGNOSTIC, INC.)

                            CONSOLIDATED STATEMENT OF
                            STOCKHOLDERS' DEFICIENCY

                                          Number of     Series A
                                          Shares of   Convertible
                                           Series A    Preferred    Number of
                                         Convertible    Stock at    Shares of     Common      Additional
                                          Preferred     $.01 Par     Common     Stock at $.01   Paid-In      Accumulated
                                            Stock        Value        Stock       Par Value     Capital        Deficit      Total
                                           ----------------------------------------------------------------------------------------

Balance at January 1, 2003                  2,826        $ 28       1,154,138       $11,541   $ 59,792,340  $(60,422,903) $(618,994)

Issuance of unregistered
    common stock in connection with
    conversion of Series A Convertible
    Preferred Stock                        (2,826)        (28)        567,896         5,679         (5,651)           --         (0)

Net Loss                                       --          --              --            --             --       (25,649)   (25,649)
                                           ----------------------------------------------------------------------------------------

Balance at December 31, 2003                   --          --       1,722,034       $17,220   $ 59,786,689  $(60,448,552) $(644,643)

Net Loss                                       --          --              --            --             --        (7,760)    (7,760)
                                           ----------------------------------------------------------------------------------------

Balance at December 31, 2004                   --        $ --       1,722,034       $17,220   $ 59,786,689  $(60,456,312) $(652,403)
                                           ========================================================================================

See accompanying notes to the consolidated financial statements.

                        SPO MEDICAL INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS UNITED DIAGNOSTIC, INC.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        YEAR ENDED DECEMBER 31,
                                                          2004        2003
                                                        --------------------
Operating activities:
Net loss                                                $ (7,760)   $(25,649)
Adjustments to reconcile net loss to net
     cash used in operating activities:
        Changes in operating assets and liabilities:
           Prepaids expenses and other current assets        108         (58)
           Accounts payable                                5,000      14,076
           Accrued expenses                               (8,601)     (8,243)
                                                        --------------------
Net cash used in operating activities                    (11,253)    (19,874)
                                                        --------------------


FINANCING ACTIVITIES:
Advances from related parties                             18,850      15,887
                                                        --------------------
Net cash provided by financing activities                 18,850      15,887
                                                        --------------------
Net increase (decrease) in cash                            7,597      (3,987)
Cash at beginning of year                                     --       3,987
                                                        --------------------
Cash at end of year                                     $  7,597    $     --
                                                        ====================

See accompanying notes to the consolidated financial statements.

                        SPO MEDICAL INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS UNITED DIAGNOSTIC, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

1.    BASIS OF PRESENTATION

      SPO Medical Inc. (formerly known as United Diagnostic, Inc.) ("SPO" or the "Company"), was organized under the laws of Delaware in September 1981 under the name of "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to Nu-Tech Bio-Med, Inc. On December 23, 1998, the Company changed its name to United Diagnostic, Inc. On April 21, 2005, the Company changed its name to SPO Medical Inc. in connection with an acquisition transaction (discussed below and further in Note 9).

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

      The consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The Company, as of December 31, 2004, did not have any revenue generating operations, had sustained net losses of $7,760 and $25,649, respectively during the years ended December 31, 2004, and 2003, is not in compliance with certain terms of its notes payable, and has expended virtually all of its cash. The amount of stockholders' deficiency and working capital deficiency at December
31, 2004, was $652,403. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During April and May 2005, the Company, in connection with the reverse acquisition discussed below, raised approximately $420,000. The Company will continue to seek to raise additional debt and/or equity financing; however, there is no assurance that it will be successful in that endeavor and liquidate its liabilities. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

      Effective February 28, 2005, the Company entered into a Capital Stock Exchange Agreement (the "Exchange Agreement") among the Company, SPO Medical Equipment Ltd., a company incorporated under the laws of the State of Israel ("SPO Ltd."), and the shareholders of SPO Ltd., providing for the acquisition by the Company of all of the issued and outstanding shares of SPO Ltd. (the
"Acquisition Transaction") in exchange for 5,769,106 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"). On April 21, 2005,

                        SPO MEDICAL INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS UNITED DIAGNOSTIC, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

1.    BASIS OF PRESENTATION - CONTINUED

the Exchange Agreement was amended and restated (as so amended and restated the "Restated Exchange Agreement"). The closing of the transactions contemplated in the Restated Exchange Agreement and the acquisition by the Company of all of the issued and outstanding shares of SPO Ltd. was completed on April 21, 2005. Accordingly, SPO Ltd. became a wholly-owned subsidiary of the Company.

      SPO Medical Equipment Ltd. ("SPO Ltd."), was organized under the laws of the State of Israel in August 1995. SPO Ltd. develops biosensor and microprocessor technologies using reflectance pulse oximetry techniques for use in portable monitoring devices to capture life-saving and life-enhancing information within four key markets: medical care; home and remote-care; sports and wellness; and general security.

      Pursuant to the Acquisition Transaction, the financial statements have been retroactively restated for a forward stock split of 2.65285 to 1 basis effected during April 2005.

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

b.    Fair Values of Financial Instruments

            The carrying amounts of cash, accounts payable and accrued expenses approximate fair value due to the short term maturity of these instruments. The carrying amount of the Company's debt approximates fair value based on similar debt instruments available.

                        SPO MEDICAL INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS UNITED DIAGNOSTIC, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      c.    Stock Based Compensation

            The Company, in the past, has granted qualified stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. As permitted under SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," the Company elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by APB Opinion 25. APB 25 recognizes no compensation expense for qualified stock option grants with exercise prices equal to the market price of the stock at the option grant measurement date.

      For certain non-qualified stock options, restricted stock and warrants granted to employees, the Company recognizes as compensation expense the excess of the market value of the common stock issuable upon exercise of such options over the aggregate exercise price of such options. For warrants granted to non-employees, the Company recognizes as a charge the deemed fair value of the warrants or the value of the services provided, whichever is more reliably measurable. For the years ended December 31, 2004 and 2003, the Company did not grant any options or warrants.

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

                        SPO MEDICAL INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS UNITED DIAGNOSTIC, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      e.    Net Loss Per Common Share

      The Company applies Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128) to compute net loss per common share. Basic net loss per common share is computed using the weighted average number of common shares outstanding during the year. Diluted net loss per share generally includes potential common stock issuable through stock options, warrants and convertible debt since their effect would be antidilutive. As of December 31, 2004 and 2003, there are no common stock equivalents.

                                           Loss             Shares
                                         (Numerator)    (Denominator)  Per Share
                                         ---------------------------------------
Year ended December 31, 2004
----------------------------
Consolidated net loss                     $ (7,760)
                                          --------

LOSS PER SHARE-BASIC AND DILUTED
Loss attributable to common stockholders  $ (7,760)       1,722,034      Nil
                                          ======================================

Year ended December 31, 2003
----------------------------
Consolidated net loss                     $(25,649)
                                          --------

LOSS PER SHARE-BASIC AND DILUTED
Loss attributable to common stockholders  $(25,649)       1,610,009   $  (0.02)
                                          ======================================

      f.    New Pronouncements

      The Company does not believe that any recently issued, but not yet effective accounting standards would have a material effect on the accompanying financial statements.

                        SPO MEDICAL INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS UNITED DIAGNOSTIC, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

3.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      a.    Employment Agreement

      The Company had an employment agreement with Mr. J. Marvin Feigenbaum, its former president and CEO, with a term of three years at a base salary of $208,000 through April 30, 2002. Other benefits typical of such agreements were also provided. Per the terms of the agreement, a severance equal to one year's base salary would be due if the agreement was not renewed by the Company. On April 30, 2002, Mr. Feigenbaum's employment agreement expired by its terms and was not renewed. However, Mr. Feigenbaum remained the Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company on an at-will employment basis through April 21, 2005. Upon the consummation of the Acquisition Transaction, Mr. Feigenbaum entered into a one year consulting agreement and was paid $100,000 at date of closing. He also received piggyback registration rights for his shares for any future registration statements.

      b.    Due to Related Parties

      Due to related parties aggregating to $284,785 at December 31, 2004, represent advances through December 31, 2003, to the Company by its former Chief Executive Officer and a former board member and accrued and unpaid salary to the Company's former Chief Executive Officer. Such advances are non-interest bearing and due on demand.

4.    NOTES PAYABLE - IN DEFAULT

      In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans. All of the SBLFC loans, including those subject to patent security interests, were further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% per annum and, as to each loan, after the first year, is amortized monthly as to principal and interest. In June 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $600 per month. The Company is not in compliance with certain terms of these loans which have an outstanding balance of $65,888 at December 31, 2004. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as

                        SPO MEDICAL INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS UNITED DIAGNOSTIC, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

4.    NOTES PAYABLE - IN DEFAULT - CONTINUED

a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral as security for new loans.

5.    ACCRUED EXPENSES

      Accrued expenses at December 31, 2004 consist of the following:

         Professional fees                              $ 8,769
         Payroll taxes                                   13,463
         Vacation                                        12,006
         Interest                                        19,831
                                                        -------

                                                        $54,069
                                                        =======

6.    CONTRACT PAYABLE

      A contract payable with a balance of $55,571 at December 31, 2004, represents the balance due to Brown University from a prior research agreement which is no longer in effect.

7.    STOCKHOLDERS' DEFICIENCY

      a.    Stock Option Plans

      At December 31, 2004, the Company has stock option plans as follows:

            i.    1994 Plan

      The Company has reserved 250 shares of common stock under the 1994 Employee Stock Option Plan (the 1994 Plan). Options granted under the 1994 Plan may be incentive options or nonqualified stock options, and shall be designated as such at the time of grant. The 1994 Plan permits the granting of incentive options only to officers and full-time employees of the Company, at no less than 100% of the fair market value of the Company's common stock at the

                        SPO MEDICAL INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS UNITED DIAGNOSTIC, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

7.    STOCKHOLDERS' DEFICIENCY - CONTINUED

date of the grant. Nonqualified stock options may be granted to officers, employees, consultants, and advisors of the Company, as well as to members of the Board of Directors, at a price determined by the Plan administrator but in no case less than 85% of the fair market value of the Company's common stock at the date of the grant. To the extent that any option intended to be an incentive option shall fail to qualify as such under Section 422 of the Internal Revenue Code of 1986, such options shall be deemed to be nonqualified options. The 1994 Plan is administered by the Option Committee of the Board of Directors, which has full power to determine the specific terms of each option granted, subject to the provisions of the 1994 Plan. Due to the current number of Directors, there is no functioning committee. As of December 31, 2004, the Company has no outstanding options granted under this Plan, nor were there any grants made in 2004.

            ii.   Director's Plan

      The Company has reserved 142 shares of common stock under the 1994 Non-Employee Director Stock Option Plan (the Director Plan). Each non-employee director, upon election of the Company's Board of Directors, shall be granted options for 4 shares of common stock, and each shall be granted on subsequent annual anniversary dates of the initial grant, additional options for 6 shares of common stock. Under the terms of the agreement, the sum of the number of shares to be received upon any grant multiplied by the fair market value of each share at the time of the grant may not exceed $75,000. No options have been granted under the Director Plan since 1996 because the Company essentially became inactive during 1997 and a market for the Company's common stock has neither been established nor sustained since 1997. As of December 31, 2004, the Company has no outstanding options granted under the Director Plan.

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

      The Company has no outstanding options or warrants as of December 31, 2004.

                        SPO MEDICAL INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS UNITED DIAGNOSTIC, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

8.    INCOME TAXES

      a.    Net Operating Loss Carryforwards

      At December 31, 2004, the Company and its wholly-owned subsidiaries have total net operating loss carry forwards of approximately $23 million for income tax purposes. Approximately $18 million of these carry forwards expire from 2006 through 2023, which may be substantially limited pursuant to Section 382 of Internal Revenue Code.

      The principal components of the Company's deferred tax assets were as follows:

Net operating loss carryforwards                                    $ 9,257,000
Allowance for doubtful accounts                                          40,000
Alternative minimum tax credit                                           40,000
Federal general business tax credits                                    150,000
Other                                                                   112,000
                                                                    -----------
                                                                      9,599,000
Valuation allowance                                                  (9,599,000)
                                                                    -----------
Net deferred tax assets                                             $        --
                                                                    ===========

      Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. The valuation allowance increased by approximately $4,000 in 2004 due to an increase in net operating loss carry forwards.

b.    Alternative Minimum Income Tax

      An estimated alternative minimum income tax ("AMT") of $40,000 was incurred by the Company for the year ended December 31, 1999, upon the receipt of $3.25 million in cash in connection with the sale of assets of Physicians Clinical Laboratory, Inc. The Company can apply such AMT payments against future non-AMT income taxes, if any.

                        SPO MEDICAL INC. AND SUBSIDIARIES
                   (FORMERLY KNOWN AS UNITED DIAGNOSTIC, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

9.    SUBSEQUENT EVENT

      Effective February 28, 2005, the Company entered into an Exchange Agreement among the Company, SPO Ltd., and the shareholders of SPO Ltd., providing for the acquisition by the Company of all of the issued and outstanding shares of SPO Ltd. (the "Acquisition Transaction") in exchange for 5,769,106 of the Company's common stock. On April 21, 2005, the Exchange Agreement was amended and restated. The closing of the transactions contemplated in the Restated Exchange Agreement and the acquisition by the Company of all of the issued and outstanding ordinary shares of SPO Ltd. was completed on April 21, 2005. Pursuant to Restated Exchange Agreement, the Company issued to the shareholders of SPO Ltd. an aggregate of 5,769,106 shares of Common Stock, representing approximately 90% of the Common Stock issued and outstanding. As a result of the Acquisition Transaction, SPO Ltd. became a wholly owned subsidiary of the Company as of April 21, 2005. Upon consummation of the Acquisition Transaction, the Company effectuated a forward stock split of the Company's Common Stock issued and outstanding after giving effect to the transactions contemplated by Restated Exchange Agreement on a 2.65285:1 basis. As the former shareholders of SPO Ltd. own 90% of the Company's issued and outstanding shares, the acquisition of SPO Ltd. is deemed to be a reverse acquisition for accounting purposes. SPO Ltd., the acquired entity, is regarded as the predecessor entity of the Company as of April 21, 2005.

      In order to facilitate the Acquisition Transaction, and to raise working capital, on April 21, 2005, the Company commenced a private placement (the "Private Placement") to certain private and institutional investors of up to $1,150,000 by the sale of units of its securities, with each unit comprised of
(i) its 18 month 6% Promissory Note (the "Notes") and (ii) two year warrants (the "Warrants") to purchase up to such number of shares of Common Stock of the Company as are determined by principal amount of the Note being purchased by such investor divided by $ 0.85, at a per share exercise price of $0.85. If Notes in the aggregate principal amount of $1,150,000 are issued, the maximum number of shares of Common Stock issuable upon exercise of the Warrants will be 1,352,942. Under the Private Placement, subscription amounts are deposited into an escrow account. On April 21, 2005, the Company conducted an initial closing on the Private Placement for gross proceeds of $225,000. Thereafter, the Company will conduct additional closings. As of May 10, 2005, an aggregate of $419,827 in principal amount of notes were sold to accredited investors and, in connection therewith, warrants to purchase up to approximately 493,915 shares of the Company's common stock were issued. The securities were issued in reliance upon an exemption from registration under the Securities Act of 1933, as amended.