Form 10QSB
period 2005-03-31
SPO Medical Inc
filed 2005-07-13
CIK 716778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

                                       OR

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

    For the transition period from ___________________ to ___________________

                           Commission File No. 0-11772
                                               -------

                                SPO MEDICAL INC.
                                ----------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                     25-1411971
            --------                                     ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation of organization)

21860 Burbank Blvd., North Building, Suite 380
          Woodland Hills, California                                    91367
----------------------------------------------                          -----
   (Address of principal executive offices)                           (Zip Code)

         Issuer's telephone number, including area code: (818) 888-4380
       ------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report.)

      Check whether the Registrant (1) filed all documents and reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

      As of July 12, 2005, there were issued and outstanding 17,053,621 shares of common stock of the registrant.

      Transitional small business disclosure format

                                 Yes |_| No |X|

                                SPO Medical Inc.

                         Quarterly Report on Form 10-QSB

                                Table of Contents

                                                                                   PAGE
PART I       FINANCIAL INFORMATION

Item 1.      Financial Statements                                                     3

             Condensed Consolidated Balance Sheets as of March 31, 2005  (unaudited)
             and December 31, 2004                                                    3

             Condensed Consolidated Statements of Operations for the three
             months ended March 31, 2005 and 2004 (unaudited)                         4

             Condensed Consolidated Statements of Cash Flows for the three months
             ended March 31, 2005 and 2004  (unaudited)                               5

             Notes to Unaudited Condensed Consolidated Financial Statements           6

Item 2.      Management's Discussion and Analysis or Plan of Operation               10

Item 3.      Controls and Procedures                                                 13

PART II      OTHER INFORMATION

Item 1.      Legal Proceedings                                                       14

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds             14

Item 3.      Defaults Upon Senior Securities                                         14

Item 4.      Submission of Matters to a Vote of Security Holders                     14

Item 5.      Other Information                                                       14

Item 6.      Exhibits                                                                14

SIGNATURES                                                                           16

CERTIFICATIONS                                                                       17

                        SPO Medical Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                          March 31           December 31
                                                                            2005                 2004
                                                                        (Unaudited)
                                                                        ------------         ------------
ASSETS
Current assets:
     Cash                                                               $        633         $      7,597
     Prepaid expenses and other current assets                                14,000               16,339
                                                                        ------------         ------------
         Total current assets                                           $     14,633         $     23,936
                                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
     Notes payable, in default                                          $     65,888         $     65,888
     Advances on potential acquisition                                         2,384               18,850
     Accounts payable                                                        206,941              197,176
     Accrued expenses                                                         55,514               54,069
     Due to related parties                                                  284,785              284,785
     Contract payable                                                         55,571               55,571
                                                                        ------------         ------------

         Total current liabilities                                           671,083              676,339
                                                                        ------------         ------------

Commitments and Contingencies

Stockholders' deficiency
     Series A convertible preferred stock, $.01 par value;
         2,000,000 authorized; none issued and outstanding                        --                   --
     Common stock, $.01 par value; 50,000,000 shares authorized;
         1,722,034 shares issued and outstanding at
         March 31, 2005 and December 31, 2004                                 17,220               17,220
     Additional paid-in capital                                           59,786,689           59,786,689
     Accumulated deficit                                                 (60,460,359)         (60,456,312)
                                                                        ------------         ------------
Total stockholders' deficiency                                              (656,450)            (652,403)
                                                                        ------------         ------------

         Total liabilities and stockholders' deficiency                 $     14,633         $     23,936
                                                                        ============         ============

See notes to unaudited condensed consolidated financial statements

                        SPO Medical Inc. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                              For the Three Months Ended March 31
                                                                   2005                  2004
                                                              -----------------------------------
Revenues:
                                                              $           --       $           --
                                                              -----------------------------------

Operating costs and expenses:
   General and administrative                                          2,482                  143
                                                              -----------------------------------
Total operating costs and expenses                                     2,482                  143
                                                              -----------------------------------

Operating loss                                                        (2,482)                (143)
                                                              -----------------------------------

Other income (expense):
   Interest expense                                                   (1,565)              (1,565)
                                                              -----------------------------------
Total other income (expenses)                                         (1,565)              (1,565)
                                                              -----------------------------------

Net loss                                                      $       (4,047)      $       (1,708)
                                                              ===================================

Net loss per common share - basic and diluted                            Nil                  Nil
                                                              ===================================

Weighted average shares outstanding - basic and diluted            1,722,034            1,267,717
                                                              ===================================

See notes to unaudited condensed consolidated financial statements

                        SPO Medical Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                               For the three months ended March 31

                                                                  2005                      2004
                                                              --------------------------------------
Operating activities:
Net loss                                                      $       (4,047)         $       (1,708)
Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Changes in operating assets and liabilities:
       Prepaid expenses and other current assets                       2,339                      58
       Accounts payable                                                9,766                      --
       Accrued expenses                                                1,444                   1,650
                                                              --------------------------------------
Net cash provided by operating activities                              9,502                      --
                                                              --------------------------------------
Financing activities:
Repayment of funds related to advances for reverse merger            (16,466)                     --
                                                              --------------------------------------
Net cash used in financing activities                                (16,466)                     --
                                                              --------------------------------------
Net decrease in cash                                                  (6,964)                     --
Cash at beginning of period                                            7,597                      --
                                                              --------------------------------------
Cash at end of period                                         $          633          $           --
                                                              ======================================

See notes to unaudited condensed consolidated financial statements

                        SPO Medical Inc. and Subsidiaries

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    For the three months ended March 31, 2005

                                   (Unaudited)

1. Basis of Presentation

      SPO Medical Inc., formerly known as United Diagnostic, Inc. (hereinafter referred to as "SPO" or the "Company"), was originally organized under the laws of the State of Delaware in September 1981 under the name "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to "Nu-Tech Bio-Med, Inc." On December 23, 1998, the Company changed its name to United Diagnostic, Inc. Effective April 21, 2005, the Company changed its name to its present name, SPO Medical Inc. pursuant to a Capital Stock Exchange Agreement ("Exchange Agreement") entered into on February 28, 2005, as amended and restated on April 21, 2005. One of the Company's wholly-owned subsidiaries, Analytical Biosystems Corp. ("ABC") (inactive since November 3, 1997), was organized under the laws of the State of Delaware in August, 1985. On October 21, 1996, the Company acquired substantially all of the medical billing service assets of Prompt Medical Billing, Inc. through the Company's wholly-owned subsidiary, NTBM Billing Services Inc. (inactive since April, 1998), organized under the laws of the State of Delaware on September 10, 1996. .

      The unaudited accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management of SPO, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to make the financial statements not misleading. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

      The condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business. The Company, for the three months ended March 31, 2005, did not have any revenue generating operations, had sustained net losses of $4,047 and $1,708, respectively during the three months ended March 31, 2005, and 2004, is not in compliance with certain terms of its notes payable, and has expended virtually all of its cash. The amount of stockholders' deficiency and working capital deficiency at March 31, 2005, was $656,450. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During April and May 2005, the Company, in connection with the reverse acquisition discussed in Note 5, raised approximately $420,000. The Company will continue to seek to raise additional debt and/or equity financing; however, there is no assurance that it will be successful in that endeavor and liquidate its liabilities. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

      Pursuant to the Acquisition Transaction, the Financial Statements have been retroactively restated for a forward split of 2.65285 to 1 basis during 2005.

2. Due to Related Parties

      Due to related parties aggregating $284,785 at March 31, 2005, represent advances through December 31, 2004, to the Company by its former Chief Executive Officer and a former board member and accrued and unpaid salary to the Company's former Chief Executive Officer. Such advances are non-interest bearing and are due on demand.

3. Note Payable-Default

      In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans. All of the SBLFC loans, including those subject to patent security interests, were further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% per annum and, as to each loan, after the first year, is amortized monthly as to principal and interest. In June 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $600 per month. The Company is not in compliance with certain terms of these loans which have an outstanding balance of $65,888 at March 31, 2005. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral as security for new loans.

4. Advances from Target Company on Potential Acquisition

      In connection with the transaction discussed in Note 5, the Company, as of March 31, 2005 was advanced an aggregate of $128,800 from the target company for the purpose of paying certain costs associated with the transaction and to liquidate certain liabilities. Of the $128,800 advanced to the Company, $126,416 has been used to pay for expenses related to the potential acquisition. The balance amounting to $2,384 is carried as an advance on the balance sheet until it is utilized.

5. Subsequent Event

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

      In order to facilitate the Acquisition Transaction, and to raise working capital, on April 21, 2005, the Company commenced a private placement (the "Private Placement") to certain private and institutional investors of up to $1,150,000 by the sale of units of its securities, with each unit comprised of
(i) its 18 month 6% Promissory Note (the "Notes") and (ii) two year warrants (the "Warrants") to purchase up to such number of shares of Common Stock of the Company as are determined by the principal amount of the Note being purchased by such investor divided by $ 0.85, at a per share exercise price of $0.85. If Notes in the aggregate principal amount of $1,150,000 are issued, the maximum number of shares of Common Stock issuable upon exercise of the Warrants will be 1,352,942. Under the Private Placement, subscription amounts are deposited into an escrow account. As of July 7, 2005, an aggregate of $419,827 in principal amount of notes were sold to accredited investors and, in connection therewith, warrants to purchase up to approximately 493,915 shares of the Company's common stock were issued. The securities were issued in reliance upon an exemption from registration under the Securities Act of 1933, as amended.

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

Three months ended March 31, 2005, compared with three months ended March 31,
2004

      Results of Operations

      The Company reported no operating revenues for the three months ended March 31, 2005, and 2004.

      Total operating costs and expenses for the three months ended March 31, 2005, were $2,482 (net of a reimbursement from the target company of $61,916 for expenses associated with a potential acquisition) compared to $143 for the three months ended March 31, 2004. The target company has agreed to reimburse the Company for expenses associated with the potential acquisition.

      Interest expense for the three months ended March 31, 2005, and 2004 was $1,565 for interest associated with the State of Rhode Island Small Business Loan Fund outstanding loan principal.

      Net loss for the three months ended March 31, 2005, was $4,047 as compared to $1,708 for the three months ended March 31, 2004.

Liquidity and Capital Resources

      At March 31, 2005, the Company had $633 in cash. In connection with the transaction discussed in Note 5, the Company, as of March 31, 2005 was advanced $128,800 from the target company for expense reimbursements to provide cash for certain expenses associated with the preparation, printing and filing of certain SEC documents. The Company has expended virtually all of its cash as of March 31, 2005.

      Total current assets were $14,633 at March 31, 2005, as compared to $23,936 at December 31, 2004. Prepaid expenses and other current assets are primarily due to a credit balance with the State of Delaware due to the overpayment of franchise taxes.

      Total current liabilities at March 31, 2005, were $671,083 as compared to $676,339 at December 31, 2004. The decrease of $5,256 is primarily due to the reduction of advances payable from the target company which are being used to fund the costs of the reverse acquisition.

Plan of Operations and Requirement for Additional Funds

      The Company, as of March 31, 2005, did not have any revenue generating operations, had sustained net losses of $4,047 and $1,708, respectively during the three months ended March 31, 2005, and 2004, is not in compliance with certain terms of its notes payable, and has expended virtually all of its cash. The amount of stockholders' deficiency and working capital deficiency at March 31, 2005, was $656,450. These conditions raise substantial doubt about the Company's ability to continue as a going concern. During April and May 2005, the Company, in connection with the reverse acquisition discussed below, raised approximately $420,000. The Company will continue to seek to raise additional debt and/or equity financing; however, there is no assurance that it will be successful in that endeavor and liquidate its liabilities. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Pledge of Principal Assets to Secure Existing Loans from the State of Rhode
Island

      In connection with a series of loans obtained during 1993 and 1994 by the Company from the State of Rhode Island Economic Development Small Business Loan Fund Corporation ("SBLFC") in the principal aggregate amount of $791,000, the Company executed two patent security agreements granting the SBLFC a security interest in ABC's patents to secure $541,000 of the $791,000 of SBLFC loans. All of the SBLFC loans, including those subject to patent security interests, were further secured by a security interest in the Company's accounts receivable, inventory and equipment. Each of these loans were for a term of five years from its respective loan date, bearing interest at the rate of 5.4% per annum and, as to each loan, after the first year, is amortized monthly as to principal and interest. In June 1998, the terms of these loans were modified to 9.5% interest with principal due on demand. The aggregate amount of monthly interest payments is approximately $600 per month. The Company is not in compliance with certain terms of these loans which have an outstanding balance of $65,888 at March 31, 2005. In the event that the Company, for whatever reason, is unable to continue to meet its loan repayment obligations, the assets which are pledged will be subject to the rights of the SBLFC as a secured party. Further, until the SBLFC loans are repaid, it is unlikely that the Company or ABC will be able to obtain additional secured financing utilizing this collateral as security for new loans.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer (and Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended March 31, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

            None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

            None

Item 3. Defaults Upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

            None

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

      During the period commencing January 1, 2005, until the date of filing of this Report, the following reports were filed on Form 8-K by the Company:

Date of Report             Item Reported                               Description of Item
--------------             -------------                               -------------------
March 2, 2005              Item 1.01 Entry into a             The Company reported it entered into a
                           Material Definitive                Capital Stock Exchange Agreement to acquire
                           Agreement                          all of the issued and outstanding equity capital
                                                              of SPO Medical Equipment Ltd.

April 21, 2005             Item 1.01 Entry into a             Set forth under Item 2.01
                           Material Definitive
                           Agreement

                           Item 2.01 Completion of            The Company reported the completion of an
                           Acquisition                        acquisition transaction as described in the
                                                              amended and restated Capital Stock Exchange
                                                              Agreement

                           Item 2.03 Creation of a            Set forth under Item 3.02
                           Direct Financial Obligation

                           Item 3.02 Unregistered Sales       The Company reported it conducted an initial
                           Of Equity Securities               closing on a private placement of $225,000

                           Item 5.01 Changes in Control       The Company reported a change of control
                           Of Registrant                      as a result of the completion of an acquisition
                                                              Transaction

                           Item 5.02 Departure of             The Company reported the resignation of
                           Directors or Principal Officers;   existing directors and the appointment of new
                           Election of Directors;             directors
                           Appointment of Prinicipal
                           Officers

                           Item 5.03 Amendments to            The Company reported a name change and
                           Articles of Incorporation          the filing of an amended and restated Certificate
                           And Bylaws                         of Incorporation and Bylaws

                           Item 9.01 Financial Statements     The Company reported that financial statements
                           And Exhibits                       of business acquired and pro forma financial
                                                              Information will be filed with 60 days of this
                                                              Report and exhibits identified in report are
                                                              attached

      Exhibit No.                   Description
      -----------                   -----------

      31.1 Certification of Michael Braunold pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1        Certification of Michael Braunold pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

      In accordance with requirements of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SPO MEDICAL INC.


Dated: July 12, 2005                    by: /s/ Michael Braunold
                                            --------------------
                                            Michael Braunold
                                            Chief Executive Officer and
                                            Principal Financial Officer