Form 10QSB
period 2005-06-30
SPO Medical Inc
filed 2006-01-31
CIK 716778

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2005; or

      [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-11772

                                SPO MEDICAL INC.
        (Exact name of small business issuer as specified in its charter)


         Delaware                                        25-1411971
(State or other jurisdictionof              (I.R.S. Employer Identification No.)
incorporation or organization)


                 21860 Burbank Blvd., North Building, Suite 380
                            Woodland Hills, CA 91367
          (Address of principal executive offices, including zip code)

                                  818-888-4380
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act). Yes [_] No [X].

As of January 27, 2006, SPO Medical Inc. had outstanding 17,029,407 shares of common stock, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one) Yes [_] No [X]

                                   INDEX PAGE

                         PART I -- FINANCIAL INFORMATION

                                                                            PAGE

Forward Looking Statements                                                  (ii)

Item 1 - Financial Statements

      Consolidated Balance Sheet June 30, 2005 (unaudited) and                1
        December 31, 2004

      Unaudited Consolidated Statements of Operations for the six and         2
        three months ended June 30, 2005 and 2004

      Unaudited Consolidated Statements of Cash Flows for the six and         3
        three months ended June 30, 2005 and 2004

      Notes to Consolidated Financial Statements                              4

Item 2 - Management's Discussion and Analysis of Financial Condition          7
         and Results of Operations

Item 3 - Controls and Procedures                                             11

                          PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings                                                   12

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds         12

Item 3 - Defaults upon Senior Securities                                     12

Item 4 - Submission of Matters to a Vote of Security Holders                 12

Item 5 - Other Information                                                   12

Item 6 - Exhibits and Reports on Form 8-K                                    12

SIGNATURES                                                                   13

                           FORWARD LOOKING STATEMENTS

      The following discussion and explanations should be read in conjunction with the financial statements and related notes contained elsewhere in this quarterly report on Form 10-QSB. Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", or "continue" or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: the Company's intended business plans; expectations as to product performance; intentions to acquire or develop other technologies; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Although the Company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.


                                        (ii)

                                SPO MEDICAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED INTERIM BALANCE SHEET

                                                     June 30      December 31
                                                       2005           2004
                                                    Unaudited       Audited
                                                   -----------    -----------
Assets

Current Assets
Cash and cash equivalents                          $   106,247    $     8,581
Short-term investments                                      --         32,601
Trade receivables                                      214,693        153,341
Other receivables                                       48,897         24,435
Inventory                                              255,175             --
                                                   -----------    -----------
                                                       625,012        218,958
                                                   -----------    -----------

Long-Term Investments
Deposits                                                 5,317          5,182
Severance pay fund                                      95,498         83,135
                                                   -----------    -----------
                                                       100,815         88,317
                                                   -----------    -----------

Fixed Assets
Cost                                                    86,281         63,841
Less - accumulated depreciation                         46,482         43,440
                                                   -----------    -----------
                                                        39,799         20,401
                                                   -----------    -----------

                                                   $   765,626    $   327,676
                                                   ===========    ===========


Liabilities and Shareholders' Deficiency

Current Liabilities
Short-term loans                                   $   307,097    $   552,881
Trade payables                                         200,014        149,906
Other payables and accrued expenses                    671,167        279,933
                                                   -----------    -----------
                                                     1,178,278        982,720
                                                   -----------    -----------

Long Term Liabilities
Accrued severance pay                                  227,970        118,732
Long Term Loans                                        826,581             --
                                                   -----------    -----------
                                                     1,054,551        118,732
                                                   -----------    -----------
Contingencies and Commitments

Shareholders' Deficiency
Share capital:                                         170,294        599,684
Additional paid-in capital                           3,264,621      2,674,606
Deferred compensation                                  (82,500)            --
Deficit accumulated during the development stage    (4,819,618)    (4,048,066)
                                                   -----------    -----------
                                                    (1,467,203)      (773,776)
                                                   -----------    -----------

                                                   $   765,626    $   327,676
                                                   ===========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial Statements

                                SPO MEDICAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED INTERIM STATEMENTS OF OPERATIONS

                                                                                                                 Cumulative
                                                                                                                   from
                                                                                                                January 1996
                                                            Six months Ended             Three months Ended       through
                                                                June 30,                      June 30,            June 30,
                                                           2005          2004            2005          2004         2005
                                                       -----------   ------------    -----------   -----------   ----------
                                                               Unaudited                     Unaudited            Unaudited
                                                       --------------------------    -------------------------   ----------

Revenues
Sales of products                                      $   741,781   $         --    $   368,431   $        --   $  906,485
Research and development services                               --             --             --            --      546,164
                                                       -----------   ------------    -----------   -----------   ----------
Total revenues                                             741,781             --        368,431            --    1,452,649

Costs and expenses
Cost of revenues                                           306,183             --        151,828            --      575,860
Research and development, net                              288,027         (5,427)       191,272         1,229    1,165,653
Selling and marketing                                      235,912         18,080        123,879        17,051      729,679
General and administrative                                 334,115        100,956        227,644        27,745    1,712,569
Merger expenses                                            250,530         30,191         213030        30,191    1,727,261
                                                       -----------   ------------    -----------   -----------   ----------
Total costs and expenses                                 1,414,767        143,800        907,653        76,216    5,911,022

Operating loss                                             672,986        143,800        539,222        76,216    4,458,373

Financial expenses, net                                     98,566        137,700         40,994       122,005      361,245
                                                       -----------   ------------    -----------   -----------   ----------

Loss for the period                                    $   771,552   $    281,500    $   580,216   $   198,221   $4,819,618
                                                       ===========   ============    ===========   ===========   ==========


Basic and diluted loss per ordinary share              $      0.04   $       0.02    $      0.03   $      0.01
                                                       ===========   ============    ===========   ===========

Weighted average number of shares outstanding used
  in computation of basic and diluted loss per share    17,475,790     15,303,628     17,475,790    15,303,628
                                                       ===========   ============    ===========   ===========

               The accompanying notes are an integral part of the
                       consolidated financial Statements

                                SPO MEDICAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED INTERIM STATEMENTS OF CASH FLOWS

                                                                                                           Cumulative
                                                                                                             from
                                                                                                          January 1996
                                                         Six months Ended         Three months Ended        through
                                                             June 30,                  June 30,             June 30,
                                                         2005         2004         2005         2004          2005
                                                      ---------    ---------    ---------    ---------    -----------
                                                            Unaudited                  Unaudited           Unaudited
                                                      ---------    ---------    ---------    ---------    -----------
Cash Flows from Operating Activities

Loss for the period                                   ($771,552)   ($281,500)   ($580,216)   ($198,221)   ($4,819,618)

Adjustments to reconcile loss to net cash used
  in operating activities:
  Depreciation                                            3,042          356        1,946          606         47,113
  Amortization of deferred stock-based compensation      82,500           --       82,500           --      1,946,510
  Revaluation of short-term credit                           --           --            0           --           (307)
  Revaluation of long term deposits                        (136)          --           69           --            (67)
  Increase (decrease) in accrued severance pay, net      96,875       (8,712)     105,167         (245)       132,472
  Increase in accrued interest payable in
    short-term loans                                     34,998        4,588       23,988        3,755         57,879
  Beneficial conversion feature expense                      --      115,000           --      115,000        115,000

  Changes in assets and liabilities:

Increase in Inventory                                  (255,175)          --     (238,954)          --       (255,175)
  Decrease (Increase) in trade receivables              (61,352)          --       37,210           --       (214,693)
  Decrease (increase) in other receivables              (10,462)      12,315      (16,763)     (24,740)       (34,897)
  Increase in account payables                           50,108       31,935       54,246       37,319        200,014
  Increase (decrease) in other payables and
    accrued expenses                                    128,716       46,033      153,751        6,467        408,649
                                                      ---------    ---------    ---------    ---------    -----------

  Net cash used in operating activities                (702,438)     (79,985)    (377,056)     (60,059)    (2,417,120)
                                                      ---------    ---------    ---------    ---------    -----------

Cash Flows from Investing Activities

Decrease  in short-term investments                      32,601           --       32,439           --             --
Increase in long-term deposits                               --       (4,964)          --       (4,964)        (5,250)
Purchase of fixed assets                                (22,440)        (860)     (20,013)        (860)       (88,778)
Proceeds from sale of fixed assets                           --           --           --           --          1,866
                                                      ---------------------------------------------------------------

Net cash provided by (used in) investing activities      10,161       (5,824)      12,426       (5,824)       (92,162)
                                                      ---------------------------------------------------------------

Cash Flows from Financing Activities

Issuance of share capital                                    --           --           --           --      1,295,280
Receipt of short-term loans                                  --      215,000           --      115,000        269,528
Receipt of Long-term loans                              814,943           --      464,428           --      1,114,943
Repayment of short-term loans                           (25,000)          --      (25,000)          --        (64,222)
                                                      ---------    ---------    ---------    ---------    -----------

Net cash provided by (used in) financing activities     789,943      215,000      439,428      115,000      2,615,529
                                                      ---------    ---------    ---------    ---------    -----------
Increase (decrease) in cash and cash equivalents         97,666      129,191       74,798       49,117        106,247
Cash and cash equivalents at the beginning of
  the period                                              8,581        5,733       31,449       85,807             --
                                                      ---------    ---------    ---------    ---------    -----------

Cash and cash equivalents at the end of the period    $ 106,247    $ 134,924    $ 106,247    $ 134,924    $   106,247
                                                      =========    =========    =========    =========    ===========

               The accompanying notes are an integral part of the
                       consolidated financial Statements

NOTE 1 - BASIS OF PRESENTATION

      SPO Medical Inc. (hereinafter referred to as "SPO" or the "Company") was originally organized under the laws of the State of Delaware in September 1981 under the name "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to "Nu-Tech Bio-Med, Inc." On December 23, 1998, the Company changed its name to "United Diagnostic, Inc." Effective April 21, 2005, the Company acquired (the "Acquisition Transaction") 100% of the outstanding capital stock of SPO Medical Equipment Ltd., a company incorporated under the laws of the State of Israel ("SPO Ltd."), pursuant to a Capital Stock Exchange Agreement dated as of February 28, 2005 among the Company, SPO Ltd. and the shareholders of SPO Ltd., as amended and restated on April 21, 2005 (the "Exchange Agreement"). In exchange for the outstanding capital stock of SPO Ltd., the Company issued to the former shareholders of SPO Ltd. a total of 5,769,106 shares of the Company's common stock, par value $0.01 per share ("Common Stock"), representing approximately 90% of the Common Stock then issued and outstanding after giving effect to the Acquisition Transaction. As a result of the Acquisition Transaction, SPO Ltd. became a wholly owned subsidiary of the Company as of April 21, 2005 and, subsequent to the Acquisition Transaction, the Company changed its name to "SPO Medical Inc." Upon consummation of the Acquisition Transaction, the Company effectuated a forward subdivision of the Company's Common Stock issued and outstanding on a 2.65285:1 basis.

      The accompanying financial statements included in this report for the periods prior to the Acquisition Transaction are the financial statements of SPO Ltd. The Company and its subsidiary, SPO Ltd., are collectively referred to as the "Company". The condensed consolidated financial statements have been prepared on the basis that the Company is a development stage company.

      The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2005 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the six and three months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

      The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming the Company will continue as a going concern. For the three months and six months ended June 30, 2005, the Company incurred net losses of $580,216 and $771,552, respectively, and as of June 30, 2005 had a working capital deficiency of approximately $526,266 million. The company also had as of June 30, 2005 a shareholders deficiency of $1,467,203. In addition, management believes that the Company will continue to incur net losses and cash outflows from operating activities through at least fiscal 2006. The Company's ability to continue operating as a going concern is substantially dependent on its ability to generate operating cash flow through the execution of its business plan or secure funding sufficient to provide for the working capital needs of its business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results. During the six months ended June 30, 2005, the Company raised approximately $814,943 in gross proceeds from the sale of debt securities.

NOTE 2: - STOCK-BASED COMPENSATION

      As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations including Financial Accounting Standards Board Interpretations No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25.

      Under SFAS No. 123, the Company is required to disclose pro forma information regarding net loss and loss per share determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation model with the following weighted-average assumptions for the six months ended June 30, 2005: weighted-risk-free interest rate of 3.70% for each the period ended June 30, 2005, with dividend yields of 0% for the period, volatility factors of the expected market price of the Company's Common Stock of 1.82 and weighted-average expected life of the options of 1.92 years. Stock compensation, for pro forma purposes, is amortized over the vesting period.

      The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                              Six       Three
                                             months     months
                                             ended      ended
                                            June 30    June 30
                                              2005       2005
                                            --------   --------
Net Loss, as reported                       $771,552   $580,216

Less: Total stock compensation expense as
  determined under fair value method for
  all grants                                  30,833     30,833
                                            --------   --------
Pro-forma net loss                           802,385    611,049
                                            ========   ========

  Basic and fully diluted Loss per share
    as reported                                 0.04       0.03
                                            ========   ========

  Basic and fully diluted Loss per share
    pro-forma                                   0.05       0.03
                                            ========   ========


NOTE 3:- CONVERTIBLE NOTES AND OTHER DEBT

Private Placement

      In order to facilitate the Acquisition Transaction and to raise working capital, on April 21, 2005 the Company commenced a private placement (the "2005 Private Placement") to certain accredited investors to raise up to $1,150,000 by the sale of units of its securities, with each unit comprised of (i) an 18 month 6% Promissory Note (the "Notes") and (ii) three-year warrants (the "Warrants") to purchase up to such number of shares of Common Stock of the Company as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85, at a per share exercise price of $0.85. As of June 30, 2005, an aggregate of $514,943 in principal amount of notes were sold to accredited investors and, in connection therewith, warrants to purchase up to approximately 605,815 shares of the Company's common stock were issued. Subsequently, the Company increased to $1,500,000 the maximum amount that can be raised under the 2005 Private Placement.

      The securities were issued in reliance upon an exemption from registration under the Securities Act of 1933, as amended.

Notes

      (i) In January 2005, the Company issued to each of 10 investors its convertible promissory note (collectively the "Notes") in the aggregate principal amount of $300,000. The Notes, which were amended in December 2005, bear interest at an annual rate of 8% and are payable on September 30, 2006. At the election of the holder, the Notes are convertible into the Company's Common Stock at a per share price (the "Exercise Price") equal to the lesser of (i) 60% of the per share purchase price of any Company security subsequently sold by the Company and (ii) $0.705.

      In addition, the Company issued to three of the holders of the Notes, as compensation for the amounts raised from the Notes, warrants, exercisable through April 21, 2008, to purchase such number of shares of Common Stock as is determined by dividing $30,000 by the Exercise Price.

      (ii) In August 2004 the Company renegotiated with a lender the extension of the scheduled maturity date of indebtedness in the principal amount of $140,000 that was originally scheduled to mature on October 12, 2005. The maturity of $100,000 of the original principal amount of this indebtedness was extended to March 31, 2006 and, on December 22, 2005, $47,496 of the remaining principal amount and accrued interest was repaid. In consideration of the extension of the principal amount of $100,000, the Company paid to the lender a one time arrangement fee of $19,500 and issued to the holder of the debt a three year warrant to purchase up to 15,000 shares of Common Stock at a per share price of $0.75.

      (iii) On September 6, 2005 the Company borrowed the principal amount of $100,000. The principal amount of this loan, plus $10,000 in respect of the arrangement fees was repaid on January 16, 2006. The Company issued to the holder of this indebtedness a three year warrant to purchase up to 25,000 shares of Common Stock at a per share exercise price of $0.75.

NOTE 4: REPAYMENT OF OUTSTANDING DEBT

      In April 2004, prior to the consummation of the Acquisition Transaction, SPO Ltd. issued to each of two entities its one-year promissory note in the principal amount of $57,500 in consideration of funds loaned to SPO Ltd. to cover certain of its costs that were incurred prior to its acquisition by the Company. Interest accrued on the loans at a per annum rate of 10% through maturity. The notes were not repaid at maturity.

      On November 10, 2005, the Company paid $144,149 to the note holders in full settlement of all obligations under these notes. This amount included $26,649 in interest, charged by the lenders at the rate 18% retroactive to November 2004 as required under the default terms of the notes.

NOTE 5: SUBSEQUENT EVENT

      The Company increased to $1,500,000 the maximum amount that can be raised under the 2005 Private Placement referred to in Note 3. As of January 2006, the Company has raised the entire gross amount of the 2005 Private Placement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THE COMPANY'S CURRENT REPORT ON FORM 8-K FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON APRIL 27, 2005, AS AMENDED ON NOVEMBER 9, 2005.

OVERVIEW

      SPO Medical Inc. is engaged in the design, development and marketing of non-invasive pulse oximetry technologies to monitor blood oxygen saturation and heart rate for a variety of markets, including medical, homecare, sports and search & rescue. Pulse oximetry is a non-invasive process used to measure blood oxygen saturation levels and is an established procedure in medical practice.

      We utilize proprietary and patented technologies to deliver oximetry functionality through innovative commercial products that address such applications as emergency care, home monitoring, sleep apnea, cardiovascular performance, cardiac rehabilitation and the physiological monitoring of military personnel and safety care workers. We have developed and patented proprietary technology that enables the use of pulse oximetry in a reflectance mode of operation (i.e. a sensor that can be affixed to a single side of a body part). This technique is known as Reflectance Pulse Oximetry (RPO). Using RPO, a sensor can be positioned on various body parts, hence minimizing problems of motion and poor profusion. The unique design features contribute to substantially lower electric power requirements and enable a wireless, stand-alone configuration with expanded commercial possibilities.

      There are two methods to measure pulse oximetry by transmission through a body part or by reflection. In general, the transmission method can only be used on certain areas of the body, such as fingers, earlobes, etc. Furthermore, in some instances when the transmission method is used, physiological conditions such as stress and temperature can adversely affect the accuracy of pulse oximetry readings.

      Since pulse oximetry measurements taken on-site in an emergency, at local medical practices, and/or in home care can save lives and curtail intervention costs, mobile units have been developed. However, mobile oximetry units have not been widely adopted because their power requirements (and hence limited battery life) often make them impractical. In addition, existing mobile units require patients to remain absolutely stationary to produce reliable results, further reducing their practicality.

      Responding to the need for life-saving information in the field where people cannot be absolutely stationary, SPO Ltd. developed patented sensors that work accurately during mild physical activity. This technique uses a reflectance method (known as RPO) whereby a very small sensor placed on the body at various locations has the ability to measure oxygen saturation and heart pulse rate. SPO Ltd. has incorporated its patented reflectance technology into portable devices for medical and consumer applications. Moreover, these devices operate at a power requirement approximately 1/50th of that compared to other commercially available portable systems. This puts pulse oximetry into the hands medical practitioners and emergency personnel on-site for the safety and benefit of all and offers the opportunity to create new commercial and consumer applications.

Products

      The following are the products of the Company utilizing its unique pulse oximetry technology.

      PulseOx 5500TM -- a stand-alone commercial RPO spot check monitor for SpO2 and heart rate. The PulseOx 5500TM uses SPO patented technology to provide a medical device which is easier to use for many patients and less expensive to operate than any other device available. Its main advantages include: (i) long lasting battery with more than 1,000 hours, using only a fraction of the power used by competitive devices and (ii) resistance to many forms of motion, reducing its susceptibility to the motion artifacts which are typical of other pulse oximetry devices. The PulseOx 5500 was first introduced commercially during the fourth quarter of 2004. The device was approved and registered by the Federal Drug Administration (" FDA") in June 2004. The device also carries the CE (European Directives 93/42/EEC and 90/385/EEC for regulatory and safety standards of medical equipment) and Canadian Standards Association (CSA) mark for safety and audited manufacturing processes, all of which were obtained in February 2005.

      Check MateTM--- addresses the sports and aviation markets' demand for a lightweight, inexpensive monitor for measuring SpO2 and heart rate during physically active and high-altitude activities. It offers the user a greater ability to monitor these vital signs under motion and is less expensive than most other available devices. The Check Mate was first introduced commercially during third quarter of 2005. The Check Mate does not require FDA approval or registration. It carries the CE and CSA mark for safety and audited manufacturing processes.

Products Under Design and Development

      The Company currently has in various stages of development other devices utilizing its oximetry technology. These include the following:

      PulseOx 7500TM --a monitor for extended monitoring of SpO2 and heart rate by means of RPO. It is being designed for maximum user comfort and ease-of-use. It uniquely places the sensor at the base of the finger so it operates as a ring sensor which is more comfortable for the user.

      PedOMetrixTM -- a monitor being designed specifically for the use with infants. This unique monitor is being designed for continual non-invasive monitoring of a baby's SpO2 and heart rate.

Corporate History

      SPO Medical Inc. was originally organized under the laws of the State of Delaware in September 1981 under the name "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to "Nu-Tech Bio-Med, Inc." and on December 23, 1998, the Company changed its name to "United Diagnostic, Inc." Effective April 21, 2005, SPO Medical Inc. acquired (the "Acquisition Transaction") 100% of the outstanding capital stock of SPO Medical Equipment Ltd., a company incorporated under the laws of the State of Israel ("SPO Ltd."), pursuant to a Capital Stock Exchange Agreement dated as of February 28, 2005 among SPO Medical Inc., SPO Ltd. and the shareholders of SPO Ltd., as amended and restated on April 21, 2005. In exchange for the outstanding capital stock of SPO Ltd., SPO Medical Inc. issued to the former shareholders of SPO Ltd. a total of 5,769,106 shares of its common stock, par value $0.01 per share ("Common Stock"), representing approximately 90% of the Common Stock then issued and outstanding after giving effect to the Acquisition Transaction. As a result of the Acquisition Transaction, SPO Ltd. became our wholly owned subsidiary of the Company as of April 21, 2005 and, subsequent to the Acquisition Transaction, we changed our name to "SPO Medical Inc." Upon consummation of the Acquisition Transaction, we effected a forward subdivision of our Common Stock issued and outstanding on a 2.65285:1 basis.

CRITICAL ACCOUNTING POLICIES

      The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, intangible assets and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

      We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

      Revenue Recognition. Revenues from product sales are recognized when delivery has occurred, persuasive evidence of an agreement exists, the vendor's fee is fixed or determinable, no further obligation exists and collection is probable. Delivery is considered to have occurred upon delivery of products to the reseller.

      Inventory Valuation. Inventory is valued at the lower of cost or market value determined on the first-in, first-out (FIFO) basis. Costs include materials, direct and indirect labor and overhead.

      Other Accrued Expenses. We also maintain other accrued expenses. These accruals are based on a variety of factors including past experience and various actuarial assumptions and, in many cases, require estimates of events not yet reported to us. If future experience differs from these estimates, operating results in future periods would be impacted.

      The discussion of financial results for the periods prior to the Acquisition Transaction refer to the financial results of SPO Ltd.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005 AND THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004

      Revenues. Revenues are currently derived primarily from sales of our PulseOx 5500 TM designed for the medical and homecare markets. Revenues for the three and six months ended June 30, 2005 were $368,431 and $741,781, respectively. There were no revenues generated in the corresponding periods in 2004. Revenues in 2004 were first generated in the third quarter primarily from sales of our PulseOX 5500 product.

      Costs of Revenues. Costs of revenues for the three months and six months ended June 30, 2005 were $151,828 and $306,183, respectively. No revenues were generated during the corresponding periods in 2004. Cost of revenues include all costs related to manufacturing and selling products and services and consist primarily of direct material costs and salaries and related expenses for personnel.

      Research and Development Expenses. Research and development expenses consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties and are net of any government grants and development fees charged to third parties. Research and development expenses for the three and six months ended June 30, 2005 were $191,272 and $288,027, respectively, compared to $1,229 and $(5,427) during the corresponding periods in 2004. The increase in research and development expenses during the 2005 periods as compared to the 2004 periods is primarily attributable to the increase in employee related compensation costs.

      Selling and Marketing Expenses. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, sales support, travel and related expenses. Selling and marketing expenses for the three and six months ended June 30, 2005 were $123,879 and $235,912, respectively, compared to $17,051 and $18,080 for the corresponding periods in 2004. The increase in sales and marketing costs during the 2005 period as compared to the 2004 periods is primarily attributable to the increased sales costs incurred in connection with the distribution of our PulseOX 5500 product.

      General and Administrative Expenses. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal, accounting services. General and administrative expenses for the three and six months ended June 30, 2005 were $227,644 and $334,115 compared to $27,745 and $100,956 for the corresponding periods in 2004. The increase in general and administrative expenses during the 2005 periods as compared to the 2004 periods is primarily attributable to higher employee compensation costs and higher accounting and legal and professional expenses.

      FINANCIAL EXPENSES, NET. Financial expense net, for the three months and six months ended June 30, 2005 were $40,994 and $ 98,566 respectively, compared to $122,005 and $137,700 for the corresponding periods in 2004. The amounts recorded during the 2004 periods include a one time charge for beneficial conversion of $115,000 resulting from the accounting treatment accorded to certain loans that were incurred prior to the Acquisition Transaction and that were repaid in November 2005.

      Net Loss. For the three months and six months ended June 30, 2005 we had a net loss of $580,216 and $771,552, respectively, compared with a net loss during the corresponding periods in 2004 of $198,221 and $281,500, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2005, we had cash and cash equivalents of approximately $106,247, compared to $134,924 at June 30, 2004.

      We generated negative cash flow from operating activities of approximately $377,056 during the three months ended June 30, 2005 compared to $60,059 for the three months ended June 30, 2004. We generated negative cash flow from operating activities of approximately $702,438 in the six months ended June 30, 2005 compared to $79,985 for the six months ended June 30, 2004.

      From inception, we have financed our operations primarily from the sale of our securities. Our recent financings are discussed below.

      In January 2005, we raised an aggregate of $300,000 from the issuance of one-year convertible notes. The notes bear interest at an annual rate of 8% and are convertible into shares of our Common Stock upon certain specified conditions.

      In April 2005, we commenced a private placement (the "2005 Private Placement") to certain accredited investors of up to $1,150,000 by the sale of units of our securities, with each unit comprised of (i) its 18 month 6% Promissory Note and (ii) three year warrants to purchase up to such number of shares of Common Stock of the Company as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85, in each case at a per share exercise price of $0.85. We subsequently increased to $1,500,000 the amount that can be raised under the 2005 Private Placement. As of January 2006, we raised the maximum amount of the 2005 Private Placement.

      In September 2005 the Company borrowed the principal amount of $100,000. The principal amount of this loan, plus $10,000 in arrangement fees was repaid on January 16, 2006.

      We need to raise additional funds to be able to satisfy our cash requirements over the next twelve months. Product development, corporate operations and marketing expenses will continue to require additional capital. Our current revenue from operations is insufficient to cover our current operating expenses and projected expansion plans. We therefore are aggressively seeking additional financing through the sale of our equity and/or debt securities to satisfy future capital requirements until such time as we are able to generate sufficient cash flow from revenues to finance on-going operations. No assurance can be provided that additional capital will be available to us on commercially acceptable terms or at all. Our auditors included a "going concern" qualification in their auditors' report for the year ended December 31, 2004. While we have raised approximately $1.5 million in gross proceeds from the sale of our debt securities between April 2005 and January 2006, such "going concern" qualification may make it more difficult for us to raise funds. Additional equity financings may be dilutive to holders of our Common Stock.

ITEM 3. CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

      CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended June 30, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      During the three months ended June 30, 2005, we issued unregistered securities as follows:

      In connection with the 2005 Private Placement, the Company issued to investors its 18 month Promissory Note in the aggregate principle amount of $514,943 and (ii) three-year warrants to purchase up to 605,815 shares of Common Stock, at a per share exercise price of $0.85 for gross cash proceeds of $514,943.

      All of the securities above were issued in transactions not involving a public offering and were issued without registration in reliance upon the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

10.1 Employment Agreement effective as of May 18, 2005 between SPO Medical Inc. and Michael Braunold.

10.2 Employment Agreement effective as of May 18, 2005 between SPO Medical Equipment Ltd. and Michael Braunold.

10.3 Employment Agreement effective as of May 18, 2005 between SPO Medical Inc. and Richard Ryan.

31.1 Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2 Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1 Section 1350 Certification

32.2 Section 1350 Certification

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the small business issuer has caused this report to be signed by the undersigned thereunto duly authorized.

DATE: JANUARY 31, 2006                 SPO MEDICAL INC.

                                       /s/ MICHAEL BRAUNOLD
                                       --------------------
                                       MICHAEL BRAUNOLD
                                       CHIEF EXECUTIVE OFFICER

                   PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

DATE: JANUARY 31, 2006

                                       BY /s/ JEFF FEUER
                                       -----------------
                                       JEFF FEUER,
                                       CHIEF FINANCIAL OFFICER