Form 10QSB
period 2005-09-30
SPO Medical Inc
filed 2006-01-31
CIK 716778

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2005; or

      [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER:. 0-11772

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act). Yes [ ] No [X].

As of January 27, 2006, SPO Medical Inc. had outstanding 17,029,407 shares of common stock, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one) Yes [ ] No [X]

                                   INDEX PAGE
                         PART I -- FINANCIAL INFORMATION


                                                                           PAGE

Forward Looking Statements                                                 (ii)

Item 1 - Financial Statements

         Consolidated Balance Sheet September 30, 2005 (unaudited) and
             December 31, 2004                                               1

         Unaudited Consolidated Statements of Operations for the nine
             and three  months ended September 30, 2005 and 2004             2

         Unaudited Consolidated Statements of Cash Flows for the nine
            and three months ended September 30, 2005 and 2004               3

         Notes to Consolidated Financial Statements                          4

Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        7

Item 3 - Controls and Procedures                                            11

                          PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings                                                  12

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds        12

Item 3 - Defaults upon Senior Securities                                    12

Item 4 - Submission of Matters to a Vote of Security Holders                12

Item 5 - Other Information                                                  12

Item 6 - Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                  13

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

                                      (ii)

                                SPO MEDICAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                         CONDENSED INTERIM BALANCE SHEET

                                                 September 30    December 31
                                                     2005            2004
                                                  Unaudited        Audited
                                                --------------  -------------
Assets

Current Assets
Cash and cash equivalents                          $   645,921      $     8,581
Short-term investments                                    --             32,601
Trade receivables                                      189,533          153,341
Other receivables                                       28,512           24,435
Inventory                                              306,934             --
                                                   -----------      -----------
                                                     1,170,900          218,958
                                                   -----------      -----------

Long-Term Investments
Deposits                                                10,078            5,182
Severance pay fund                                     114,650           83,135
                                                   -----------      -----------
                                                       124,728           88,317
                                                   -----------      -----------

Fixed Assets
Cost                                                    93,110           63,841
Less - accumulated depreciation                         48,812           43,440
                                                   -----------      -----------
                                                        44,298           20,401
                                                   -----------      -----------

                                                   $ 1,339,926      $   327,676
                                                   ===========      ===========

Liabilities and Shareholders' Deficiency

Current Liabilities
Short-term loans                                   $   389,914      $   552,881
Trade payables                                         232,891          149,906
Other payables and accrued expenses                    657,132          279,933
                                                   -----------      -----------
                                                     1,279,937          982,720
                                                   -----------      -----------

Long Term Liabilities
Accrued severance pay                                  243,469          118,732
Long Term Loans                                      1,569,922             --
                                                   -----------      -----------
                                                     1,813,391          118,732
                                                   -----------      -----------
Contingencies and Commitments

Shareholders' Deficiency
Share capital:                                         170,294          599,684
Additional paid-in capital                           3,264,621        2,674,606
Deferred compensation                                  (82,500)            --
Deficit accumulated during the
  development stage                                 (5,105,817)      (4,048,066)
                                                   -----------      -----------
                                                    (1,753,402)        (773,776)
                                                   -----------      -----------

                                                   $ 1,339,926      $   327,676
                                                   ===========      ===========

               The accompanying notes are an integral part of the
                       consolidated financial Statements

                                SPO MEDICAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED INTERIM STATEMENTS OF OPERATIONS

                                                                                                              Cumulative from
                                                                                                                January 1996
                                                            Nine months Ended         Three months Ended          through
                                                              September 30,               September 30,         September 30
                                                           2005          2004          2005          2004          2005
                                                        -----------   -----------   -----------   -----------   -----------
                                                                 Unaudited                  Unaudited            Unaudited
                                                        -------------------------   -------------------------   -----------

Revenues
Sales of products                                       $ 1,223,590   $    17,450   $   481,809   $    17,450   $ 1,388,294
Research and development services                              --           3,000          --           3,000       546,164
                                                        -----------   -----------   -----------   -----------   -----------
Total revenues                                            1,223,590        20,450       481,809        20,450     1,934,458

Costs and expenses
Cost of revenues                                            498,681         9,163       192,498         9,163       768,358
Research and development, net                               428,117        53,085       140,089        58,512     1,305,743
Selling and marketing                                       376,716        76,715       140,804        58,635       870,483
General and administrative                                  544,624       160,611       210,508        59,655     1,923,078
Merger expenses                                             250,530        75,353          --          45,162     1,727,261
                                                        -----------   -----------   -----------   -----------   -----------
Total costs and expenses                                  2,098,668       374,927       683,899       231,127     6,594,923

Operating loss                                              875,078       354,477       202,090       210,677     4,660,465

Financial expenses, net                                     182,673       186,478        84,107        48,778       445,352
                                                        -----------   -----------   -----------   -----------   -----------

Loss for the period                                     $ 1,057,751   $   540,955   $   286,197   $   259,455   $ 5,105,817
                                                        ===========   ===========   ===========   ===========   ===========


Basic and diluted loss per ordinary share               $      0.06   $      0.04   $      0.02   $      0.02
                                                        ===========   ===========   ===========   ===========

Weighted average number of shares outstanding used in
    computation of basic and diluted loss per share      17,475,790    15,303,628    17,475,790    15,303,628
                                                        ===========   ===========   ===========   ===========

               The accompanying notes are an integral part of the
                       consolidated financial Statements

                                SPO MEDICAL INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED INTERIM STATEMENTS OF CASH FLOWS

                                                                                                                 Cumulative from
                                                                                                                   January 1996
                                                           Nine months Ended             Three months Ended          through
                                                              September 30,                September 30,           September 30,
                                                           2005          2004           2005           2004            2005
                                                       -----------    -----------    -----------    -----------    -----------
                                                                Unaudited                    Unaudited              Unaudited
                                                       --------------------------    --------------------------    -----------

Cash Flows from Operating Activities
Loss for the period                                    $(1,057,751)   $  (540,955)   $  (286,197)   $  (259,455)   $(5,105,817)
Adjustments to reconcile loss to net cash used
in operating activities:
  Depreciation                                               5,372          1,986          2,330            783         49,443
  Amortization of deferred stock-based compensation         82,500           --             --             --        1,946,510
  Revaluation of short-term credit                            --             --             --             --             (307)
  Increase (decrease) in accrued severance pay, net         93,222         (5,409)        (3,653)         3,286        128,819
  Increase in accrued interest payable in short-term        54,795          7,175         19,796          2,587         77,676
  Beneficial conversion feature expense                       --          115,000           --             --          115,000

  Changes in assets and liabilities:
    Increase in Inventory                                 (306,934)          --          (51,759)          --         (306,934)
  Decrease (Increase) in trade receivables                 (36,192)          --           25,160           --         (189,533)
  Decrease (increase) in other receivables                   9,923         (1,168)        20,385        (13,483)       (14,512)
  Increase in trade payables                                82,984         10,042         32,876        (21,893)       232,890
  Increase (decrease) in other payables and
    accrued expenses                                       114,680        104,147        (14,036)        58,114        394,613
                                                       -----------    -----------    -----------    -----------    -----------

Net cash used in operating activities                     (957,401)      (309,182)      (255,098)      (230,061)    (2,672,152)
                                                       -----------    -----------    -----------    -----------    -----------

Cash Flows from Investing Activities
Decrease  in short-term investments                         32,601           --             --             --             --
Increase in long-term deposits                              (4,896)        (4,981)        (4,761)          --          (10,078)
Purchase of fixed assets                                   (29,269)        (4,246)        (6,829)        (2,539)       (95,607)
Proceeds from sale of fixed assets                            --             --             --             --            1,866
                                                       -----------    -----------    -----------    -----------    -----------

Net cash provided by (used in) investing
   activities                                               (1,564)        (9,227)       (11,590)        (2,539)      (103,819)
                                                       -----------    -----------    -----------    -----------    -----------

Cash Flows from Financing Activities
Issuance of share capital                                     --             --             --             --        1,295,280
Receipt of short-term loans                                100,000        365,000        100,000        150,000        369,529
Receipt of Long-term loans                               1,536,305           --          721,362           --        1,836,305
Repayment of short-term loans                              (40,000)          --          (15,000)          --          (79,222)
                                                       -----------    -----------    -----------    -----------    -----------

Net cash provided by (used in) financing
   activities                                            1,596,305        365,000        806,362        150,000      3,421,892
                                                       -----------    -----------    -----------    -----------    -----------

Increase (decrease) in cash and cash
   equivalents                                             637,340         46,591        539,674        (82,600)       645,921
Cash and cash equivalents at the beginning of
   the period                                                8,581          5,733        106,247        134,924           --
                                                       -----------    -----------    -----------    -----------    -----------

Cash and cash equivalents at the end of the
   period                                              $   645,921    $    52,324    $   645,921    $    52,324    $   645,921
                                                       -----------    -----------    -----------    -----------    -----------

               The accompanying notes are an integral part of the
                       consolidated financial Statements

NOTE 1 - BASIS OF PRESENTATION

      SPO Medical Inc. (hereinafter referred to as "SPO" or the "Company") was originally organized under the laws of the State of Delaware in September 1981 under the name "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to "Nu-Tech Bio-Med, Inc." On December 23, 1998, the Company changed its name to "United Diagnostic, Inc.". Effective April 21, 2005, the Company acquired (the "Acquisition Transaction") 100% of the outstanding capital stock of SPO Medical Equipment Ltd., a company incorporated under the laws of the State of Israel ("SPO Ltd."), pursuant to a Capital Stock Exchange Agreement dated as of February 28, 2005 among the Company, SPO Ltd. and the shareholders of SPO Ltd., as amended and restated on April 21, 2005 (the "Exchange Agreement"). In exchange for the outstanding capital stock of SPO Ltd., the Company issued to the former shareholders of SPO Ltd. a total of 5,769,106 shares of the Company's common stock, par value $0.01 per share ("Common Stock"), representing approximately 90% of the Common Stock then issued and outstanding after giving effect to the Acquisition Transaction. As a result of the Acquisition Transaction, SPO Ltd. became a wholly owned subsidiary of the Company as of April 21, 2005 and, subsequent to the Acquisition Transaction, the Company changed its name to "SPO Medical Inc." Upon consummation of the Acquisition Transaction, the Company effectuated a forward subdivision of the Company's Common Stock issued and outstanding on a 2.65285:1 basis.

      The accompanying financial statements included in this report for the periods prior to the Acquisition Transaction are the financial statements of SPO Ltd. The Company and its subsidiary, SPO Ltd., are collectively referred to as the "Company". The condensed consolidated financial statements have been prepared on the basis that the Company is a development stage company.

      The accompanying unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2005 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the nine and three months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

      The accompanying unaudited condensed consolidated interim financial statements have been prepared assuming the Company will continue as a going concern. For the three months and nine months ended September 30, 2005, the Company incurred net losses of $286,197 and $1,057,751, respectively, and as of September 30, 2005 had a working capital deficiency of approximately $109,077. The company also had as of September 30, 2005 a shareholders deficiency of $1,753,402. In addition, management believes that the Company will continue to incur net losses and cash outflows from operating activities through at least fiscal 2006. The Company's ability to continue operating as a going concern is substantially dependent on its ability to generate operating cash flow through the execution of its business plan or secure funding sufficient to provide for the working capital needs of its business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence. There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company's operating results. During the nine months ended June 30, 2005, the Company raised approximately $1,536,305 in net proceeds from the sale of debt securities.

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

      Under SFAS No. 123, the Company is required to disclose pro forma information regarding net loss and loss per share determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation model with the following weighted-average assumptions for the nine months ended September 30, 2005: weighted-risk-free interest rate of 3.62% for each the period ended September 30, 2005, with dividend yields of 0% for the period, volatility factors of the expected market price of the Company's Common Stock of 1.82 and weighted-average expected life of the options of 2 years. Stock compensation, for pro forma purposes, is amortized over the vesting period.

         The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period:

                                                            Nine months         Three months
                                                               ended               ended
                                                            September 30        September 30
                                                                2005                2005
                                                             ----------          ----------
Net Loss, as reported                                        $1,057,751          $  286,197
Less: Total stock compensation expense as determined under
fair value method for all grants                                 30,833              30,833
                                                             ----------          ----------
Pro-forma net loss                                           $1,088,584          $  317,030
                                                             ==========          ==========
Basic and fully diluted Loss per share as reported                 0.06                0.02
                                                             ==========          ==========
Basic and fully diluted Loss per share pro-forma                   0.06                0.02
                                                             ==========          ==========

NOTE 3:- CONVERTIBLE NOTES AND OTHER DEBT

Private Placement

      In order to facilitate the Acquisition Transaction and to raise working capital, on April 21, 2005 the Company commenced a private placement (the "2005 Private Placement") to certain accredited investors to raise up to $1,150,000 by the sale of units of its securities, with each unit comprised of (i) an 18 month 6% Promissory Note (the "Notes") and (ii) three-year warrants (the "Warrants") to purchase up to such number of shares of Common Stock of the Company as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85, at a per share exercise price of $0.85. As of September 30, 2005, an aggregate of $1,236,305 in principal amount of notes were sold to accredited investors and, in connection therewith, warrants to purchase up to approximately 1,454,476 shares of the Company's common stock were issued. Subsequently, the Company increased to $1,500,000 the maximum amount that can be raised under the 2005 Private Placement.

      The securities were issued in reliance upon an exemption from registration under the Securities Act of 1933, as amended.

Notes

      (i) In January 2005, the Company issued to each of 10 investors its convertible promissory notes (collectively the "Notes") in the aggregate principal amount of $300,000. The Notes, which were amended in December 2005, bear interest at an annual rate of 8% and are payable on September 30, 2006. At the election of the holder, the Notes are convertible into the Company's Common Stock at a per share price (the "Exercise Price") equal to the lesser of (i) 60% of the per share purchase price of any Company security subsequently sold by the Company and (ii) $0.705.

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

      We utilize proprietary and patented technologies to deliver oximetry functionality through innovative commercial products that address such applications as emergency care, , home monitoring, sleep apnea, cardiovascular performance, cardiac rehabilitation and the physiological monitoring of military personnel and safety care workers. We have developed and patented proprietary technology that enables the use of pulse oximetry in a reflectance mode of operation (i.e. a sensor that can be affixed to a single side of a body part). This technique is known as Reflectance Pulse Oximetry (RPO). Using RPO, a sensor can be positioned on various body parts, hence minimizing problems of motion and poor profusion. The unique design features contribute to substantially lower electric power requirements and enable a wireless, stand-alone configuration with expanded commercial possibilities.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004

      Revenues. Revenues are currently derived primarily from sales of our PulseOX 5500 TM designed for the medical and homecare markets. Revenues for the three and nine months ended September 30, 2005 were $481,809 and $1,223,590, respectively. Revenues for the three and nine months ended September 30, 2004 were $20,450; revenues in 2004 were first generated in the third quarter primarily from sales of our PulseOX 5500 product.

      Costs of Revenues. Costs of revenues for the three months and nine months ended September 30, 2005 were $192,498 and $498,681, respectively. Cost of revenues for the three and nine months ended September 30, 2004 were $9,163. Cost of revenues include all costs related to manufacturing and selling products and services and consist primarily of direct material costs and salaries and related expenses for personnel.

      Research and Development Expenses. Research and development expenses consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties and are net of any government grants and development fees charged to third parties. Research and development expenses for the three and nine months ended September 30, 2005 were $140,089 and $428,117, respectively, compared to $58,512 and $53,085 during the corresponding periods in 2004. The increase in research and development expenses during the 2005 periods as compared to the 2004 periods is primarily attributable to the increase in employee and related compensation costs.

      Selling and Marketing Expenses. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, sales support, travel and related expenses. Selling and marketing expenses for the three and nine months ended September 30, 2005 were $140,804 and $376,716, respectively, compared to $58,635 and $76,715 for the corresponding periods in 2004. The increase in sales and marketing costs during the 2005 period as compared to the 2004 periods is primarily attributable to the increased sales costs incurred in connection with the distribution of our PulseOX 5500 product.

      General and Administrative Expenses. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal, accounting services. General and administrative expenses for the three and nine months ended September 30, 2005 were $210,508 and $544,624 compared to $59,655 and $160,611 for the corresponding periods in 2004. The increase in general and administrative expenses during the 2005 periods as compared to the 2004 periods is primarily attributable to higher compensation costs and higher accounting and legal and professional expenses.

      FINANCIAL EXPENSES, NET. Financial expense net, for the three months and nine months ended September 30, 2005 were $84,107 and $182,673 respectively, compared to $48,778 and $186,478 for the corresponding periods in 2004. The amounts recorded during the 2004 periods include a one time charge for beneficial conversion of $115,000 resulting from the accounting treatment accorded to certain loans that were incurred prior to the Acquisition Transaction and that we repaid in November 2005.

      Net Loss. For the three months and nine months ended September 30, 2005 we had a net loss of $286,197 and $1,057,751, respectively, compared with a net loss during the corresponding periods in 2004 of $259,455 and $540,955, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      At September 30, 2005, we had cash and cash equivalents of approximately $645,921, compared to $52,324 at September 30, 2004.

      We generated negative cash flow from operating activities of approximately $255,098 during the three months ended September 30, 2005 compared to $230,061 for the three months ended September 30, 2004. We generated negative cash flow from operating activities of approximately $957,401 in the nine months ended September 30, 2005 compared to $309,182 for the nine months ended September 30, 2004.

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

      We need to raise additional funds to be able to sati sfy our cash requirements over the next twelve months. Product development, corporate operations and marketing expenses will continue to require additional capital. Our current revenue from operations is insufficient to cover our current operating expenses and projected expansion plans. We therefore are aggressively seeking additional financing through the sale of our equity and/or debt securities to satisfy future capital requirements until such time as we are able to generate sufficient cash flow from revenues to finance on-going operations. No assurance can be provided that additional capital will be available to us on commercially acceptable or at all. Our auditors included a "going concern" qualification in their auditors' report for the year ended December 31, 2005. While we have raised approximately $1.5 million in gross proceeds from the sale of our debt securities between April 2005 and January 2006, such "going concern" qualification may make it more difficult for us to raise funds when needed. Additional equity financings may be dilutive to holders of our Common Stock.

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

      CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended September 30, 2005, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2005, we issued unregistered securities as follows:

      In connection with the 2005 Private Placement, the Company issued to investors its 18 month Promissory Note in the aggregate principle amount of $721,362 and (ii) three-year warrants to purchase up to 848,661 shares of Common Stock, at a per share exercise price of $0.85 for gross cash proceeds of $721,362.

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

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

10.1 Employment Agreement effective as of July 14, 2005 between SPO Medical Inc. and Jeffrey Feuer.

10.2 Employment Agreement effective as of July 14, 2005 between SPO Medical Equipment Ltd. and Jeffrey Feuer.

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


                                        /s/ MICHAEL BRAUNOLD
                                        -------------------------------------
                                        MICHAEL BRAUNOLD
                                        CHIEF EXECUTIVE OFFICER


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER




DATE: JANUARY  31, 2006

                                        BY /s/ JEFF FEUER
                                        -------------------------------------
                                        JEFF FEUER,
                                        CHIEF FINANCIAL OFFICER