Form 10KSB
period 2005-12-31
SPO Medical Inc
filed 2006-04-11
CIK 716778

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
MARK ONE:
         |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGEACT OF 1934 for the Fiscal Year ended December 31, 2005

         |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: : 0-11772

                                SPO MEDICAL INC.
--------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its chapter)

                Delaware                           11-3223672
     (State or Other Jurisdiction        (IRS Employer Identification No.)
          of Incorporation)

    21860 Burbank Blvd., North Building, Suite 380, Woodland Hills, CA 91367
                    (Address of Principal Executive Offices)

                                  818-888-4380
         (Small Business Issuer's Telephone Number, including Area Code)

      Securities Registered Pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:
                          $0.01 Par Value Common Stock

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Securities Exchange Act of 1934. |_|

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      The issuer's revenues for the year ended December 31, 2005: $1,825,000

      As of December 31, 2005, there were 17,029,407 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's common stock held by non-affiliates was approximately $15.7 million based on the last reported sale price of $1.25 per share on March 30, 2006 as quoted on the Pink Sheets.

      Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                                SPO MEDICAL INC.
                         2005 FORM 10-KSB ANNUAL REPORT


                                TABLE OF CONTENTS

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS............................................ 1

ITEM 2.    DESCRIPTION OF PROPERTY............................................15

ITEM 3.    LEGAL PROCEEDINGS..................................................16

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................16

                                     PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........16

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........17

ITEM 7.    FINANCIAL STATEMENTS...............................................22

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE...........................................22

ITEM 8A.   CONTROLS AND PROCEDURES............................................23

ITEM 8B.   OTHER INFORMATION..................................................23

                                    PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..................23

ITEM 10.   EXECUTIVE COMPENSATION.............................................26

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           AND RELATED STOCKHOLDER MATTERS....................................28

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................30

ITEM 13.   EXHIBITS...........................................................31

ITEM 14.   PRINCIPAL ACCOUNTANT FEES & SERVICES...............................32

                           FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS MADE IN THIS ANNUAL REPORT ON FORM 10-KSB ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY", "WILL", "SHOULD", "EXPECTS", "INTENDS", "ANTICIPATES", "BELIEVES", "ESTIMATES", "PREDICTS", OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

History

      SPO Medical Inc. was originally organized under the laws of the State of Delaware in September 1981 under the name "Applied DNA Systems, Inc." On November 16, 1994, the company changed its name to "Nu-Tech Bio-Med, Inc." and on December 23, 1998, its name was changed to "United Diagnostic, Inc." Effective April 21, 2005, we acquired (the "Acquisition Transaction") 100% of the outstanding capital stock of SPO Medical Equipment Ltd., a company incorporated under the laws of the State of Israel ("SPO Ltd."), pursuant to a Capital Stock Exchange Agreement dated as of February 28, 2005 among SPO Medical Inc., SPO Ltd. and the shareholders of SPO Ltd., as amended and restated on April 21, 2005. In exchange for the outstanding capital stock of SPO Ltd., we issued to the former shareholders of SPO Ltd. a total of 5,769,106 shares of its common stock, par value $0.01 per share ("Common Stock"), representing approximately 90% of the Common Stock then issued and outstanding after giving effect to the Acquisition Transaction. As a result of the Acquisition Transaction, SPO Ltd. became our wholly owned subsidiary and we changed our name from United Diagnostic Inc. to "SPO Medical Inc." Upon consummation of the Acquisition Transaction, we effected a forward subdivision of our Common Stock issued and outstanding on a 2.65285:1 basis.

      Following the Acquisition Transaction, we began to engage in the business that SPO Ltd. was engaged in.

Business Overview

      Since its incorporation in August 1995, SPO Ltd. has been engaged in the design, development and marketing of non-invasive pulse oximetry technologies to monitor blood oxygen saturation and heart rate for a variety of markets, including medical, homecare, sports and search & rescue. Pulse oximetry is a non-invasive process used to measure blood oxygen saturation levels and is an established procedure in medical practice.

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

Background

      Pulse oximetry is an important non-invasive process used to both measure blood oxygen saturation levels (SpO2) by monitoring the percentage of hemoglobin
(Hb) that is saturated with oxygen and measure heart rate. This procedure has been used regularly in hospitals during the past twenty years and is established as an essential measurement in medical practice to ensure maintenance of adequate oxygen and prevention of respiratory difficulty. In many disease states, oxygen saturation is one of the most important vital signs to monitor.

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

Our solution

      Responding to the need for life-saving information in the field where people cannot be absolutely stationary, we have developed patented sensors that work accurately during mild physical activity. This technique uses a reflectance method (known as RPO) whereby a very small sensor placed on the body at various locations has the ability to measure oxygen saturation and heart pulse rate. We have incorporated our patented reflectance technology into portable devices for medical and consumer applications. Moreover, these devices operate at a power requirement approximately 1/50th of that compared to other commercially available portable systems. This puts pulse oximetry into the hands medical practitioners and emergency personnel on-site for the safety and benefit of all and offers the opportunity to create new commercial and consumer applications.

      We intend to leverage our core technologies to develop new, innovative product applications. For instance, we are currently investigating monitoring of other vital sign information that can be obtained using other optical, non-invasive techniques including :

      o     Blood pressure using reflectance oximetry
      o     Billirubin levels
      o     Monitoring glucose levels in blood
      o     Hemoglobin count in blood

Products

      The following details our products utilizing our unique pulse oximetry technology.

      PulseOx 5500TM -- a stand-alone commercial RPO spot check monitor for SpO2 and heart rate. The PulseOx 5500TM uses SPO patented technology to provide a medical device which is easier to use for many patients and less expensive to operate than any other device available. Its main advantages include: (i) long lasting battery with more than 1,000 hours, using only a fraction of the power used by competitive devices and (ii) resistance to many forms of motion, reducing its susceptibility to the motion artifacts which are typical of other pulse oximetry devices. The PulseOx 5500 was first introduced commercially during the fourth quarter of 2004. The device was approved and registered by the Food and Drug Administration (" FDA") in June 2004. The device also carries the CE (European Directives 93/42/EEC and 90/385/EEC for regulatory and safety standards of medical equipment) and Canadian Standards Association (CSA) mark for safety and audited manufacturing processes, all of which were obtained in February 2005.

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

Research & Development / Products Under Design and Development

      We currently have in various stages of development other devices utilizing its oximetry technology. These include the following:

      PulseOx 7500TM --a monitor for extended monitoring of SpO2 and heart rate by means of RPO. It is being designed for maximum user comfort and ease-of-use. It uniquely places the sensor at the base of the finger so it operates as a ring sensor which is more comfortable for the user.

      PedOMetrixTM -- a monitor being designed specifically for the use with infants. This unique monitor is being designed for continual non-invasive monitoring of an infant.

      Our research and development activities as well as product design activities are primarily conducted through our research and development subsidiary SPO Ltd. located in Israel. During our 2005 and 2004 fiscal years, we expended approximately $629,000 and $448,000, respectively, on the research and development.

Business Strategy

      Our mission is to build a profitable business that develops and commercializes medical biosensor products that improve people's lives and increases stockholder value. To achieve this mission, we are pursuing the following business strategies:

      o Establish our brand in both the medical and consumer marketplaces. The initial product launch PulseOx 5500TM was a demonstration of our strategy to establish our company within the most demanding part of the market - medical devices requiring FDA approval and requiring a doctor's prescription. Thereafter, subject to regulatory approval consumer applications using the technology will be marketed for direct purchase at appropriate outlets (e.g., retail drug chains, sports and fitness establishments, distributors of safety and security products).

      o Partner with highly qualified, focused companies, internationally. We intend to collaborate with leading medical device resellers capable of distributing the products to the target market. For instance, we currently sell the PulseOx 5500(TM) through reputable, established medical device distributors serving North American markets and the European, Asian and Latin American markets. Other medical products may be distributed by these and other distributors. We anticipate that our other consumer products, such as the Check Mate(TM), will be distributed by companies with access to its target market which includes sports enthusiasts. Finally, with medical and consumer products developed jointly with other companies, the most appropriate distribution channels will be used for each product and application.

      o Research and Development. Our research and development strategy is to continually improve and expand our product offerings by leveraging existing and newly developed proprietary technologies, as well as those of our collaborators, into new product offerings. We intend to pursue a multi-disciplinary approach to product design that includes substantial electrical, mechanical, software and biomedical engineering efforts. We are currently focusing research and development programs on expanding our current product offering and investigations in to other non-invasive optical techniques for blood analysis of other vital signs in blood. In addition, we have established relationships with leading teaching hospitals and academic institutions for the purpose of clinically evaluating its new products. We have consulting arrangements with physicians and scientists in the areas of research, product development and clinical evaluation.

Suppliers

      Our products are made of components which we manufacture or which are usually available from existing and alternate sources of supply. Some of our products are manufactured through agreements with unaffiliated companies. We purchase certain components from single or preferred sources of supply. The use of single or preferred sources of supply increases our exposure to price increases and production delays.

      We outsource our primary manufacturing operations. We utilize contract manufacturers that are generally ISO 9000 certified. However, the outsourcing of these operations may mean that some degree of risks related to delivery schedules, yields, and other factors are not directly under our control.

Marketing and Sales Organization

      Our products are sold primarily through resellers in the United States and a combination of resellers and independent distributors in international markets. Our primary markets include physicians, hospitals, other medical institutions and general home-care users.

      We provide service and maintenance to purchasers of our products under warranty. We employ service representatives in the United States and Europe and maintain service facilities in the United States and through our resellers in Europe and elsewhere.

Patents and Proprietary Information

      We currently rely on a combination of patent, trade secret, copyright and trademark law, as well as non-disclosure agreements and invention assignment agreements, to protect proprietary information. However, such methods may not afford complete protection and there can be no assurance that other competitors will not independently develop such processes, concepts, ideas and documentation. We hold two patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our unique sensors for radiance based diagnostics using pulse oximetry. Although we believe that our existing issued patents provide a competitive advantage, there can be no assurance that the scope of our patent protection is or will be adequate to protect our technologies or that the validity of any patent issued will be upheld in the future.

      Because of the uncertainty of patent protection and the unavailability of patent protection for certain processes and techniques, our policy is to require our employees, consultants, other advisors, as well as utility and design collaborators, to execute confidentiality and assignment of invention agreements upon the commencement of employment, consulting or advisory relationships. These agreements generally provide that all confidential information developed or made known to a party by us during the course of the party's association with the Company is to be kept confidential and not to be disclosed to third parties except in specific circumstances. In the case of employees and consultants, the agreements also provide that all inventions conceived by the individual in the course of their employment or consulting relationship will be our exclusive property.

Employees

      As of March 30, 2006, we employed 17 full-time employees, of which four work out of our corporate offices in California and 13 out of facilities in Israel. None of these employees is subject to collective bargaining agreements.

Competition

      We believe that hospitals and other medical institutions choose among competing products on the basis of product performance, features, price and service. In general, we believe that price has become an important factor in hospital purchasing decisions because of pressure to cut costs. These pressures on hospitals result from federal and state regulations that limit reimbursement for services provided to Medicare and Medicaid patients. There are also cost containment pressures on healthcare systems outside the U.S.A., particularly in certain European countries.

      There are number companies, some of which are substantially larger than we are and with significantly more resources, are engaged in manufacturing competing products. Our competition is primarily in the traditional medical market. Our competitors include Nellcor, a unit of the Tyco Healthcare division of Tyco International Ltd; Nonin Medical Inc. of Plymouth, Minnesota, a privately owned company; and Smiths Medical PM Inc. of Waukesha, WI, which is the designer, manufacturer, and distributor of the BCI(R) brand of patient monitoring equipment which competes with the SPO PulseOx 5500TM units.

Governmental Regulations

      The manufacture and sale of our products are subject to extensive regulation by numerous governmental authorities, principally by the FDA and corresponding foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder. The PulseOx 5500TM is subject to the FDA's standards and procedures for the manufacture of medical devices and our facilities are subject to inspection by the FDA for compliance with such standards and procedures.

      The FDA classifies each medical device into one of three classes depending on the degree of risk associated with the device and the extent of control needed to ensure safety and effectiveness. The Company's PulseOx 5500TM has been classified by the FDA as Class II device and has secured a 510(k) pre-market notification clearance before being introduced into the United States market. For additional products, the process of obtaining 510(k) clearance typically takes several months and may involve the submission of limited clinical data supporting assertions that the product is substantially equivalent to an already approved device or to a device that was on the market before the enactment of the Medical Device Amendments of 1976.

      Every company that manufactures or assembles medical devices is required to register with the FDA and adhere to certain "good manufacturing practices" in accordance with the FDA's Quality System Regulation which regulates the manufacture of medical devices, prescribes record keeping procedures and provides for the routine inspection of facilities for compliance with such regulations. The FDA also has broad regulatory powers in the areas of clinical testing, marketing and advertising of medical devices.

      Medical device manufacturers are routinely subject to periodic inspections by the FDA. If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, it can:

      o place the company under observation and re-inspect the facilities; o issue a warning letter apprising of violating conduct;
      o     detain or seize products;
      o     mandate a recall;
      o     enjoin future violations; and
      o assess civil and criminal penalties against the company, its officers or its employees.

      We are also subject to regulation in each of the foreign countries in which we sell our products. Many of the regulations applicable to our products in such countries are similar to those of the FDA. The national health or social security organizations of certain countries require our products to be qualified before they can be marketed in those countries.

AVAILABLE INFORMATION

      Our Internet website is located at http://www.spomedical.com. This reference to our Internet website does not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

      The public may read and copy any materials we file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov.

                                  Risk Factors

      The following risk factors should be considered carefully in addition to the other information presented in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, the following:

      WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES AND NEGATIVE OPERATING CASH FLOWS FOR IN THE FUTURE.

      Our accumulated deficit was approximately $6,086,000 as at December 31, 2005. We are not currently profitable. We expect our operating losses to continue as we continue to expend resources to further develop and enhance our existing product lines, to complete development of new generation products, obtain regulatory clearances or approvals, expand our marketing, sales, manufacturing and finance capabilities and conduct further research and development.

      We also expect to experience negative cash flow in the future as we fund our operating losses and capital expenditures. We currently have two products that are commercially available. In order to achieve and maintain profitability we must expand our existing product lines.

      WE WILL NEED TO RAISE ADDITIONAL FUNDS TO IMPLEMENT OUR BUSINESS PLAN AND THERE IS NO ASSURANCE THAT SUCH FUNDS CAN BE RAISED ON TERMS THAT WE WOULD FIND ACCEPTABLE, OR AT ALL.

      We do not know whether additional financing will be available when needed, or on terms favorable to our stockholders or us. We may raise any necessary funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. Any failure to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations.

      WE ARE CURRENTLY DEPENDENT ON TWO PRODUCTS AND IN ORDER TO SUCCEED WE WILL NEED TO DEVELOP AND COMMERCIALIZE OTHER PRODUCTS CURRENTLY UNDER DEVELOPMENT.

      Unlike many of our competitors which have commercialized a number of products, we are currently dependent on our two pulse oximetry products for the generation of revenues. These products were commercially introduced into the market place in the fourth quarter of 2004. While our core technology has a number of potentially beneficial uses, if that core technology is not widely accepted in the marketplace, we currently do not have other commercialized products to fall back on.

      We expect to begin commercial distribution of the PulseOx 7500TM, a monitor for extended monitoring of SpO2 and heart rate by means of RPO which is currently in late design/development stage, during the current fiscal year. Commercial distribution of the PedOMetrixTM, a monitor being designed specifically for the use with infants and also currently under development, is expected to commence during the second quarter of 2006. However, potential products that appear to be promising at any development stage may not reach the market for a number of reasons. These reasons include the possibility that the potential products may:

o     be found ineffective or cause harmful side effects;

o     fail to receive necessary regulatory approvals;

o be precluded from commercialization by proprietary rights of third parties;

o     be difficult to manufacture on a large scale; or

o     be uneconomical or fail to achieve market acceptance.

If any of these potential problems occur, we may not successfully market these products.

      WE DO NOT HAVE A LONG OPERATING HISTORY, WHICH MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS.

      SPO Ltd. commenced operation in 1998. We introduced our first product into the marketplace in the fourth quarter of 2004. Accordingly, there is limited historical information regarding our revenue trends and operations upon which investors can evaluate our business. Our prospects must be considered in light of the substantial risks, expenses, uncertainties and difficulties encountered by entrants into the medical device industry, which is characterized by increasing intense competition and the relative failure rates.

      THE SALE OF OUR PRODUCTS IN THE UNITED STATES IS SUBJECT TO GOVERNMENT REGULATIONS AND WE MAY NOT BE ABLE TO OBTAIN CERTAIN NECESSARY CLEARANCES OR APPROVALS.

      The design, manufacturing, labeling, distribution and marketing of medical device products in the United States is subject to extensive and rigorous regulation by the Food and Drug Administration (FDA). In order for us to market our products in the United States, we must obtain clearance or approval from the FDA. which can be expensive and uncertain and can cause lengthy delays before we can begin selling our products. We cannot be sure:

      o that we, or any collaborative partner, will make timely filings with the FDA;
      o     that the FDA will act favorably or quickly on these submissions;
      o that we will not be required to submit additional information or perform additional clinical studies;
      o that we would not be required to submit an application for pre-market approval, rather than a 510(k) pre-market notification submission as described below; or
      o that other significant difficulties and costs will not be encountered to obtain FDA clearance or approval.

      The FDA may impose strict labeling or other requirements as a condition of its clearance or approval, any of which could limit our ability to market our products. Further, if we wish to modify a product after FDA clearance of a pre-market notification or approval of a pre-market approval application, including changes in indications or other modifications that could affect safety and efficacy, additional clearances or approvals will be required from the FDA. Any request by the FDA for additional data, or any requirement by the FDA that we conduct additional clinical studies or submit to the more rigorous and lengthier pre-market approval process, could result in a significant delay in bringing our products to market and substantial additional research and other expenditures. Similarly, any labeling or other conditions or restrictions imposed by the FDA on the marketing of our products could hinder our ability to effectively market our products. Any of the above actions by the FDA could delay or prevent altogether our ability to market and distribute our products. Further, there may be new FDA policies or changes in FDA policies that could be adverse to us.

      IN FOREIGN COUNTRIES, INCLUDING EUROPEAN COUNTRIES, WE ARE ALSO SUBJECT TO GOVERNMENT REGULATION, WHICH COULD DELAY OR PREVENT OUR ABILITY TO SELL OUR PRODUCTS IN THOSE JURISDICTIONS.

      In order for us to market our products in Europe and some other international jurisdictions, we and our distributors and agents must obtain required regulatory registrations or approvals. We must also comply with extensive regulations regarding safety, efficacy and quality in those jurisdictions. We may not be able to obtain the required regulatory registrations or approvals, or we may be required to incur significant costs in obtaining or maintaining any regulatory registrations or approvals we receive. Delays in obtaining any registrations or approvals required to market our products, failure to receive these registrations or approvals, or future loss of previously obtained registrations or approvals would limit our ability to sell our products internationally. For example, international regulatory bodies have adopted various regulations governing product standards, packaging requirements, labeling requirements, import restrictions, tariff regulations, duties and tax requirements. These regulations vary from country to country.

      EVEN IF WE OBTAIN CLEARANCE OR APPROVAL TO SELL OUR PRODUCTS, WE ARE SUBJECT TO ONGOING REQUIREMENTS AND INSPECTIONS THAT COULD LEAD TO THE RESTRICTION, SUSPENSION OR REVOCATION OF OUR CLEARANCE.

      We are required to adhere to applicable FDA regulations regarding good manufacturing practice, which include testing, control, and documentation requirements. We are subject to similar regulations in foreign countries. Ongoing compliance with good manufacturing practice and other applicable regulatory requirements will be strictly enforced in the United States through periodic inspections by state and federal agencies, including the FDA, and in international jurisdictions by comparable agencies. Failure to comply with these regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to obtain premarket clearance or premarket approval for devices, withdrawal of approvals previously obtained, and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would limit our ability to operate and could increase our costs.

      OUR SUCCESS LARGELY DEPENDS ON OUR ABILITY TO OBTAIN AND PROTECT THE PROPRIETARY INFORMATION ON WHICH WE BASE OUR PRODUCTS.

      Our success depends in large part upon our ability to establish and maintain the proprietary nature of our technology through the patent process, as well as our ability to license from others patents and patent applications necessary to develop our products. If any of our patents are successfully challenged, invalidated or circumvented, or our right or ability to manufacture our products was to be limited, our ability to continue to manufacture and market our products could be adversely affected.

      The defense of patent infringement suits is costly and time-consuming and their outcome is uncertain. An adverse determination in litigation could subject us to significant liabilities, require us to obtain licenses from third parties, or restrict or prevent us from selling our products in certain markets. Although patent and intellectual property disputes are often settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, the necessary licenses may not be available to us on satisfactory terms, if at all. Thus, as discussed above, if third party patents cover any aspect of our products or processes, then we may lack freedom to operate in accordance with our business plan.

      We have been issued two United States patents. One or more of the patents for our existing or future products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

      The medical device industry has been characterized by extensive litigation regarding patents and other intellectual property rights. In addition, the United States Patent and Trademark Office may institute interference proceedings. The defense and prosecution of intellectual property suits, Patent and Trademark Office proceedings and related legal and administrative proceedings are both costly and time consuming. Moreover, we may need to litigate to enforce our patents, to protect our trade secrets or know-how, or to determine the enforceability, scope and validity of the proprietary rights of others. Any litigation or interference proceedings involving us may require us to incur substantial legal and other fees and expenses and may require some of our employees to devote all or a substantial portion of their time to the proceedings. An adverse determination in the proceedings could subject us to significant liabilities to third parties, require us to seek licenses from third parties or prevent us from selling our products in some or all markets. We may not be able to reach a satisfactory settlement of any dispute by licensing necessary patents or other intellectual property. Even if we reached a settlement, the settlement process may be expensive and time consuming, and the terms of the settlement may require us to pay substantial royalties. An adverse determination in a judicial or administrative proceeding or the failure to obtain a necessary license could prevent us from manufacturing and selling our products.

      In addition to patents, we rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality and proprietary information agreements. The other parties to these agreements may breach these provisions, and we may not have adequate remedies for any breach. Additionally, our trade secrets could otherwise become known to or be independently developed by competitors.

      WE ARE DEVELOPING OUR CURRENT PRODUCT LINES INDEPENDENTLY FROM ANY COLLABORATIVE PARTNERS, WHICH WILL REQUIRE US TO ACCESS ADDITIONAL CAPITAL AND TO DEVELOP ADDITIONAL SKILLS TO PRODUCE, MARKET AND DISTRIBUTE THESE PRODUCTS.

      We are independently finishing development, building up production capacity, launching, marketing and distributing our oximetry line of products. These activities require additional resources and skills that we will need to secure. There is no assurance that we will be able to raise sufficient capital or attract and retain skilled personnel to enable us to finish development, launch and market these products. Thus, there can be no assurance that we will be able to commercialize all, or any, of these products.

      OUR PRODUCTS USE NOVEL TECHNOLOGIES OR APPLY TECHNOLOGIES IN MORE INNOVATIVE WAYS THAN OTHER COMPETING MEDICAL DEVICES AND ARE OR WILL BE NEW TO THE MARKET;ACCORDINGLY, WE MAY NOT BE SUCCESSFUL IN ACHIEVING WIDE ACCEPTANCE OF OUR PRODUCTS AND OUR OPERATIONS AND GROWTH WOULD BE ADVERSELY AFFECTED.

      Our products are based on new methods of reflective pulse oximetry. If our products do not achieve significant market acceptance, our sales will be limited and our financial condition may suffer. Physicians and individuals may not recommend or use our products unless they determine that these products are an attractive alternative to current tests that have a long history of safe and effective use. To date, our products have been used by only a limited number of people, and few independent studies regarding our products have been published. The lack of independent studies limits the ability of doctors or consumers to compare our products to conventional products.

      IF WE ARE UNABLE TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE MEDICAL DEVICE INDUSTRY, OUR FUTURE GROWTH AND OPERATING RESULTS WILL SUFFER.

      The medical device industry in general, and the markets in which we expect to offer products in particular, are intensely competitive. Many of our competitors have substantially greater financial, research, technical, manufacturing, marketing and distribution resources than we possess and have greater name recognition and lengthier operating histories in the health care industry. We may not be able to effectively compete against these and other competitors. A number of competitors offer oximetry products. These products and monitors are widely accepted in the health care industry and have a long history of accurate and effective use. Further, if our products are not available at competitive prices, health care administrators who are subject to increasing pressures to reduce costs may not elect to purchase them.

      Furthermore, our competitors may succeed in developing, either before or after the development and commercialization of our further products, devices and technologies that permit more efficient, less expensive non-invasive and less invasive pulse oximetry monitoring.

      WE HAVE LIMITED MANUFACTURING EXPERIENCE, WHICH COULD LIMIT OUR GROWTH.

      We do not have sufficient internal manufacturing experience that would enable us to make products in the volumes that would be necessary for us to achieve significant commercial sales, and we rely upon our suppliers. In addition, we may not be able to establish and maintain reliable, efficient, full scale manufacturing at commercially reasonable costs, in a timely fashion. Difficulties we encounter in manufacturing scale-up, or our failure to implement and maintain our manufacturing facilities in accordance with good manufacturing practice regulations, international quality standards or other regulatory requirements, could result in a delay or termination of production. We may decide to manufacture these products ourselves in the future or may decide to manufacture products that are currently under development in this market segment. Companies often encounter difficulties in scaling up production, including problems involving production yield, quality control and assurance, and shortages of qualified personnel.

      Since we are relying on third party manufacturing for our initial product offerings in the pulse oximetry product line, we are dependent upon those parties for product supply. Any delay in initiating production or scaling production to higher volumes could result in delays of product introduction, or create lower availability of product than our expectations. These delays could lead to lower revenue achievement and additional cash requirements for us.

      CONCENTRATIONS OF AVAILABLE SOURCES OF SUPPLY OF PRODUCTS

      Certain components used in the Company's products are currently available to the Company from only one source and other components are currently available from only a limited number of sources. The Company does not have long-term supply contracts with its suppliers. In addition, the Company employs several unaffiliated subcontractors outside of Israel for the manufacture of its chipsets. While the Company has been able to obtain adequate supplies of components and has experienced no material problems with subcontractors to date, in the event that any of these suppliers or subcontractors is unable to meet the Company's requirements in a timely manner, the Company may experience an interruption in production. Any such disruption, or any other interruption of such suppliers' or subcontractors' ability to provide components to the Company and manufacture its chipsets, could result in delays in making product shipments, which could have a material adverse impact on the Company's business, financial condition and results of operations.

      OUR LIMITED MARKETING AND SALES EXPERIENCE MAKES OUR REVENUE UNCERTAIN.

      We are responsible for marketing our oximetry product line. We have relatively limited experience in marketing or selling medical device products and only have a two person internal marketing and sales team. In order to successfully continue to market and sell our products, we must either develop a marketing and sales force or expand our arrangements with third parties to market and sell our products. We may not be able to successfully develop an effective marketing and sales force, and we may not be able to enter into and maintain marketing and sales agreements with third parties on acceptable terms, if at all. If we develop our own marketing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we enter into a marketing arrangement with a third party, any revenues we would receive will be dependent on this third party, and we will likely be required to pay a sales commission or similar compensation to this party. The efforts of these third parties for the marketing and sale of our products may not be successful.

      BECAUSE WE OPERATE IN AN INDUSTRY WITH SIGNIFICANT PRODUCT LIABILITY RISK, AND WE HAVE NOT SPECIFICALLY INSURED AGAINST THIS RISK, WE MAY BE SUBJECT TO SUBSTANTIAL CLAIMS AGAINST OUR PRODUCTS.

      The development, manufacture and sale of medical products entail significant risks of product liability claims. We currently have limited product liability insurance coverage beyond that provided by our general liability insurance. Accordingly, we may not be adequately protected from any liabilities, including any adverse judgments or settlements, we might incur in connection with the development, clinical testing, manufacture and sale of our products. A successful product liability claim or series of claims brought against us that result in an adverse judgment against or settlement by us in excess of any insurance coverage could seriously harm our financial condition or reputation. In addition, product liability insurance is expensive and may not be available to us on acceptable terms, if at all.

      THE AVAILABILITY OF THIRD-PARTY REIMBURSEMENT FOR OUR PRODUCTS IS UNCERTAIN, WHICH MAY LIMIT CONSUMER USE AND THE MARKET FOR OUR PRODUCTS.

      In the United States and elsewhere, sales of medical products are dependent, in part, on the ability of consumers of these products to obtain reimbursement for all or a portion of their cost from third-party payors, such as government and private insurance plans. Any inability of patients, hospitals, physicians and other users of our products to obtain sufficient reimbursement from third-party payors for our products, or adverse changes in relevant governmental policies or the policies of private third-party payors regarding reimbursement for these products, could limit our ability to sell our products on a competitive basis. We are unable to predict what changes will be made in the reimbursement methods used by third-party health care payors. Moreover, third-party payors are increasingly challenging the prices charged for medical products and services, and some health care providers are gradually adopting a managed care system in which the providers contract to provide comprehensive health care services for a fixed cost per person. Patients, hospitals and physicians may not be able to justify the use of our products by the attendant cost savings and clinical benefits that we believe will be derived from the use of our products, and therefore may not be able to obtain third-party reimbursement.

      Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. We may not be able to obtain approvals for reimbursement from these international third-party payors in a timely manner, if at all. Any failure to receive international reimbursement approvals could have an adverse effect on market acceptance of our products in the international markets in which approvals are sought.

      OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN SCIENTIFIC, TECHNICAL, MANAGERIAL AND FINANCE PERSONNEL.

      Our ability to operate successfully and manage our future growth depends in significant part upon the continued service of key scientific, technical, managerial and finance personnel, as well as our ability to attract and retain additional highly qualified personnel in these fields. We may not be able to attract and retain key employees when necessary, which would limit our operations and growth. In addition, if we are able to successfully develop and commercialize our products, we will need to hire additional scientific, technical, marketing, managerial and finance personnel. We face intense competition for qualified personnel in these areas, many of whom are often subject to competing employment offers.

      WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

      Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of approximately 30% of our outstanding Common Stock as of December 31, 2005. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

      THERE IS NO ACTIVE MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED

      Our Common Stock is quoted on the Pink Sheets under the symbol "SPOM". The Pink Sheets is a centralized quotation service that collects and publishes market maker quotes in real time, primarily through its web site, http://www.pinksheets.com. Because our stock trades on the Pink Sheets, rather than on a national securities exchange or event the NASDAQ over-the counter Bulletin Board (OTC) market, you may find it difficult to either dispose of, or to obtain quotations as to the price of, our Common Stock.

      There has only been very limited trading activity in our Common Stock. There can be no assurance that a more active trading market will commence in our securities either before or following any new business transaction. Further, in the event that an active trading market commences, there can be no assurance as to the level of any market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

      We can provide no assurance when, if ever, our board of directors, will take action to have our Common Stock quoted on the NASDAQ over-the-counter Bulletin Board (OTC) or, even, if the Board were to take such action, no assurance can be given that our Common Stock will in fact be quoted on the OTC Bulletin Board market. Failure to develop or maintain an active trading market could negatively affect the price of our securities.

      ADDITIONAL BURDENS IMPOSED UPON BROKER-DEALERS BY THE APPLICATION OF THE "PENNY STOCK" RULES TO OUR COMMON STOCK MAY LIMIT THE MARKET FOR OUR COMMON STOCK.

      Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current prices and volume information with respect to transactions in such securities are provided by the exchange or system). If our Common Stock continues to be offered at a market price less than $5.00 per share, and does not qualify for any exemption from the penny stock regulations, our Common Stock will continue to be subject to these additional regulations relating to low-priced stocks.

      The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

      The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market liquidity of our Common Stock and our shareholders' ability to sell our Common Stock in the secondary market.

      OUR BOARD OF DIRECTORS' RIGHT TO AUTHORIZE THE ISSUANCE OF ADDITIONAL SHARES OF PREFERRED STOCK COULD ADVERSELY IMPACT THE RIGHTS OF HOLDERS OF OUR COMMON STOCK.

      Our board of directors currently has the right to designate and authorize the issuance of our preferred stock, in one or more series, with such voting, dividend and other rights as our directors may determine. The board of directors can designate new series of preferred stock without the approval of the holders of our Common Stock. The rights of holders of our Common Stock may be adversely affected by the rights of any holders of shares of preferred stock that may be issued in the future, including without limitation dilution of the equity ownership percentage of our holders of Common Stock and their voting power if we issue preferred stock with voting rights. Additionally, the issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock.

                      RISKS RELATED TO OPERATIONS IN ISRAEL

      WE DEPEND ON A SINGLE FACILITY IN ISRAEL AND ARE SUSCEPTIBLE TO ANY EVENT THAT WOULD ADVERSELYAFFECT ITS CONDITION.

      Most of our laboratory capacity and principal research and development and manufacturing facilities are located in the State of Israel. Fire, natural disaster or any other cause of material disruption in our operation in this location could have a material adverse effect on our business, financial condition and operating results. As discussed above, to remain competitive in the network communications industry, we must respond quickly to technological developments. Damage to our facility in Israel could cause serious delays in the development of new products and services and, therefore, could adversely affect our business. In addition, the particular risks relating to our location in Israel are described below.

      THE TRANSFER AND USE OF SOME OF OUR TECHNOLOGY AND ITS PRODUCTION IS LIMITED BECAUSE OF THE RESEARCH AND DEVELOPMENT GRANTS WE RECEIVED FROM THE ISRAELI GOVERNMENT TO DEVELOP SUCH TECHNOLOGY. SUCH LIMITATIONS MAY RESTRICT OUR BUSINESS GROWTH AND PROFITABILITY.

      Our research and development efforts associated with the development of oximetry products have been partially financed through grants from the Office of the Chief Scientist of the State of Israel (the "Chief Scientist"). We are subject to certain restrictions under the terms of the Chief Scientist grants. Specifically, the products developed with the funding provided by these grants may not be manufactured, nor may the technology which is embodied in our products be transferred outside of Israel without appropriate governmental approvals and/or fines. These restrictions do not apply to the sale or export from Israel of our products developed with this technology. These restrictions could limit or prevent our growth and profitability.

      POLITICAL AND ECONOMIC CONDITIONS IN ISRAEL MAY LIMIT OUR ABILITY TO PRODUCE AND SELL OUR PRODUCTS. THIS COULD RESULT IN A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS AND BUSINESS.

      Our research and development and manufacturing facilities are located Israel,. Political, economic and security conditions in Israel directly influence us. Since the establishment of the State of Israel in 1948, Israel and its Arab neighbors have engaged in a number of armed conflicts. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Major hostilities between Israel and its neighbors may hinder Israel's international trade and lead to economic downturn. This, in turn, could have a material adverse effect on our operations and business.

      Since October 2000, there has been substantial deterioration in the relationship between Israel and the Palestinian Authority that has resulted in increased violence. The future effect of this deterioration and violence on the Israeli economy and our operations is unclear. Ongoing violence between Israel and the Palestinians as well as tension between Israel and the neighboring Syria and Lebanon may have a material adverse effect on our business, financial conditions or results of operations.

      Generally, male adult citizens and permanent residents of Israel under the age of 51 are obligated to perform up to 36 days of military reserve duty annually. Additionally, these residents may be called to active duty at any time under emergency circumstances. The full impact on our workforce or business if some of our officers and employees are called upon to perform military reserve service is difficult to predict.

ITEM 2. DESCRIPTION OF PROPERTY

      We do not own any real property. Our corporate headquarters are located at 21860 Burbank Blvd, North Building Suite 380, Woodland Hills California and are currently comprised of approximately 430 square feet. We use these premises primarily for our corporate offices. The current monthly rental under the lease is approximately $2,500. The lease term is scheduled to expire in April 2006. We anticipate that we will be able to renew and continue to rent on a month-by-month basis on substantially the same lease terms.

      We also lease approximately 1205 square feet in Kfar Saba, Israel which is used for administrative offices for our subsidiary SPO Ltd. under a lease that expires in January 2007. In addition, we also lease approximately 1506 square feet in Ashkelon, Israel which is used by SPO Ltd. for research the research and development activities under a lease that expires in July 2007 The aggregate monthly rental payment for both of the leases in Israel are approximately $2,000.

      We believe that our facilities are generally in good condition and suitable to carry on our business. We also believe that, if required, suitable alternative or additional space will be available to us on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which we are a party or to which any of our properties are subject. There are no material proceedings known to us to be contemplated by any governmental authority.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Common Stock is quoted on the Pink Sheets LLC's Electronic Inter-dealer Quotation and Trading System (the "Pink Sheets") under ticker symbol "SPOM". Trading of our Common Stock on the Pink Sheets has been sporadic and limited. There can be no assurance that an established trading market will develop, that the current market will be maintained or that a liquid market for our Common Stock will be available in the future. Prior to May 2005, although our Common Stock was quoted on the Pink Sheets under the symbol "UNDI", there was no active trading market for the Common Stock. Investors should not rely on historical stock price performance as an indication of future price performance.

      The following table shows the quarterly high and low bid prices for our Common Stock over the last two completed fiscal years. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions.


                                LOW     HIGH
                               -----   -----
Year Ended December 31, 2005
    First Quarter              $  --      --
    Second Quarter             $0.20    1.00
    Third Quarter              $0.65    1.00
    Fourth Quarter             $0.65    1.25

Year Ended December 31, 2004
    First Quarter              $  --      --
    Second Quarter             $  --      --
    Third Quarter              $  --      --
    Fourth Quarter             $  --      --

      As of March 30, 2006, there were approximately 87 holders of record of our Common Stock. We believe that a number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the exact number of beneficial owners of our stock.

DIVIDEND POLICY

      We have paid no dividends on our Common Stock and do not expect to pay cash dividends in the foreseeable future with respect to the Common Stock. It is the present policy of our board of directors to retain all earnings to provide funds for our growth. The declaration and payment of dividends in the future will be determined by our board based upon our earnings, financial condition, capital requirements and such other factors as our board may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

RECENT SALES OF UNREGISTERED SECURITIES

      The following paragraph sets forth certain information with respect to all securities sold by us during the year ended December 31, 2005 without registration under the Securities Act and not previously disclosed by us in a Quarterly Report on Form 10-QSB.

      1. In November 2005 we issued to a service provider a five-year warrant to purchase up to 360,000 shares of our Common Stock at a per share exercise price of $0.01.

      2. In December 2005, we issued to a service provider a four-year warrant to purchase up to 46,925 shares of our Common Stock at a per share exercise price of $0.01. At the time of issuance the warrants

      All of the securities issued in the transaction described above were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act or Regulation S under such Securities Act. Except with respect to securities sold under Regulation S, the recipients of securities in the transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in the above transaction. We believe the recipients were all "accredited investors" within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access to information about us. The transaction described above did not involve general solicitation or advertising.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

      THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THIS ANNUAL REPORT.

OVERVIEW

      We are engaged in the design, development and marketing of non-invasive pulse oximetry technologies to monitor blood oxygen saturation and heart rate for a variety of markets, including medical, homecare, sports and search & rescue. Pulse oximetry is a non-invasive process used to measure blood oxygen saturation levels and is an established procedure in medical practice.

      We were originally organized under the laws of the State of Delaware in September 1981 under the name "Applied DNA Systems, Inc." On November 16, 1994, we changed our name to "Nu-Tech Bio-Med, Inc." On December 23, 1998, we changed our name to "United Diagnostic, Inc." Effective April 21, 2005, we acquired 100% of the outstanding capital stock of SPO Ltd. pursuant to a Capital Stock Exchange Agreement dated as of February 28, 2005 among the Company, SPO Ltd. and the shareholders of SPO Ltd., as amended and restated on April 21, 2005 pursuant to which we issued to the former shareholders of SPO Ltd. a total of 5,769,106 shares of the Company's Common Stock representing approximately 90% of the Common Stock then issued and outstanding.

      We have generated significant operating losses since inception and we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

CRITICAL ACCOUNTING POLICIES

      The discussion and analysis of our financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, investments, intangible assets and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

      We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

           Principles of Consolidation
           The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SPO Ltd. All material inter-company accounts and transactions have been eliminated in consolidation.

           Financial statements in U.S. dollars
           The reporting currency of the Company is the U.S. dollar ("dollar"). The dollar is the functional currency of the Company. Transactions and balances originally denominated in dollars are presented at their original amounts. Non-dollar transactions and balances are remeasured into dollars in accordance with the principles set forth in Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All exchange gains and losses from remeasurement of monetary balance sheet items resulting from transactions in non-dollar currencies are recorded in the statement of operations as they arise.

           Revenue Recognition
           We generate revenues from sales of our products. Revenues are recognized when delivery has occurred, persuasive evidence of an arrangement exists, the vendor's fee is fixed or determinable, no further obligation exists and collection is probable and there are no remaining significant obligations. Delivery is considered to have occurred upon delivery of products to the reseller.

           All of the Company's products are sold through reseller agreements are non-exchangeable, non refundable and non returnable. Accordingly the resellers are considered end-users.

           Inventory Valuation
           Inventories are stated at the lower of cost or market. Cost is determined as follows: raw materials, components and finished products - on the first in first out (FIFO) basis. Work-in-process - on the basis of direct manufacturing costs.

           Research and development costs
           Research and development costs, net of government grants and participation by others, are charged to expenses as incurred.

            Deferred income tax
           Deferred income taxes are provided for temporary differences between the assets and liabilities, as measured in the financial statements and for tax purposes, at the tax rates expected to be in effect when these differences reverse, in accordance with SFAS No. 109 "Accounting for Income Taxes" ("SFAS No. 109").

           Concentrations of credit risk
           Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents. The majority of our cash and cash equivalents are invested in deposits. Management believes that the financial institutions that hold our investments are financially sound, and accordingly, minimal credit risk exists with respect to these investments.

           Stock-based compensation
           As permitted under Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), we have elected to continue to follow the intrinsic value method in accounting for our stock-based employee compensation arrangements, as defined by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations including Financial Accounting Standards Board Interpretations No. 44, "Accounting for Certain Transactions Involving Stock Compensation," an interpretation of APB No. 25.

           Under SFAS No. 123, we are required to disclose pro forma information regarding net loss and loss per share determined as if we had accounted for employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation model with the following weighted-average assumptions for the twelve months ended December 31, 2005: weighted-risk-free interest rate of 3.2%, with dividend yields of 0% for the period, volatility factors of the expected market price of the Company's Common Stock of 100% and weighted-average expected life of the options of 1.25 years. Stock compensation, for pro forma purposes, is amortized over the vesting period.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2005 AND THE YEAR ENDED DECEMBER 31, 2004

      The discussion of financial results for the periods prior to the Acquisition Transaction refer to the financial results of SPO Ltd.

      REVENUES. Revenues for the fiscal year ended December 31, 2005 were $1,825,000 and were derived primarily from sales of our PulseOX 5500 TM designed for the medical and homecare markets. Revenues for the fiscal year ended December 31, 2004 were $168,000.

      COSTS OF REVENUES. Costs of revenues for the year ended December 31, 2005 were $786,000. Costs of revenues for the year ended December 31, 2004 were $96,000. Costs of revenues include all costs related to manufacturing products and services and consist primarily of direct material costs, shipping and salaries and related expenses for personnel. Included in cost of revenues were non cash compensation benefits of $4,000 and $0 in respect of 2005 and 2004 respectively.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties and are net of any government grants and development fees charged to third parties. Research and development expenses for the years ended December 31, 2005 and 2004 were $629,000 and $448,000 respectively. The increase in research and development expenses for fiscal year 2005 as compared to fiscal year 2004 is primarily attributable to the increase in employee and related compensation costs. Included in research and development expenses were non cash compensation benefits of $66,000 and $283,000 in respect of 2005 and 2004 respectively.

      SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, sales support, travel and related expenses. Selling and marketing expenses for the years ended December 31, 2005 and 2004 were $786,000 and $184,000, respectively. The increase in sales and marketing costs for fiscal year 2005 as compared fiscal year 2004 is primarily attributable to the increased sales costs incurred in connection with the distribution of our PulseOX 5500 product. Included in selling and marketing expenses were non cash compensation benefits to consultants of $349,000 and $0 in respect of 2005 and 2004 respectively.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal, accounting services. General and administrative expenses for the fiscal years ended December 31, 2005 and 2004 were $794,000 and $237,000, respectively. The increase in general and administrative expenses during 2005 as compared to 2004 is primarily attributable to higher compensation costs and higher accounting and legal and professional expenses. Included in general and administrative expenses were non cash compensation benefits of $117,000 and $0 in respect of 2005 and 2004 respectively.

      FINANCIAL EXPENSES, NET. Financial expense net, for the fiscal years ended December 31, 2005 and 2004 were $617,000 and $262,000, respectively. The amounts recorded during the year 2004 include a one time charge for beneficial conversion of $115,000 resulting from the accounting treatment accorded to certain loans that were incurred prior to the Acquisition Transaction and that we repaid in November 2005. The principal increase in finance expenses in 2005 over 2004 relates to the paid and accrued interest on the additional loans advanced to us during the year ended December 31, 2005. Included in financial expenses were non cash compensation benefits to consultants of $370,000 and $193,000 in respect of 2005 and 2004 respectively.

      NET LOSS. For the fiscal years ended December 31, 2005 and 2004 we had a net loss of $2,038,000 and $2,536,000 respectively.

LIQUIDITY AND CAPITAL RESOURCES

      At December 31, 2005, we had cash and cash equivalents of $493,000 compared to $9,000 at December 31, 2004. The increase in available cash resources is primarily attributable to the funds raised from the private placement of our securities discussed below.

      We generated negative cash flow from operating activities of approximately $1,209,000 during the fiscal year ended December 31, 2005 compared to $482,000 for the fiscal year ended December 31, 2004.

      From inception, we have financed our operations primarily from the sale of our securities, loans and grants from the Israeli government. Our recent financings are discussed below.

      In January 2005, we raised an aggregate of $300,000 from the issuance of one-year convertible notes. The notes bear interest at an annual rate of 8% and are convertible into shares of our Common Stock upon certain specified conditions.

      In April 2005, we commenced a private placement (the "2005 Private Placement") to certain accredited investors of up to $1,150,000 by the sale of units of our securities, with each unit comprised of (i) an 18 month 6% Promissory Note and (ii) three year warrants to purchase up to such number of shares of our Common Stock of the Company as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85, at a per share exercise price of $0.85. We subsequently increased to $1,500,000 the amount that can be raised under the 2005 Private Placement. As of January 2006, we raised the maximum amount of the 2005 Private Placement.

      In September 2005 we borrowed the principal amount of $100,000. The principal amount of this loan, plus $10,000 in arrangement fees, was repaid on January 16, 2006.

      In February 2006 we borrowed the principal amount of $150,000 under a credit line that it obtained from an investor. One quarter of the principal amount of the loan plus interest at prime plus 4% is repayable every three calendar months over the twelve calendar month period following the advance of the loan.

      In March 2006, we raised $485,000 in gross proceeds from the sale of our Common Stock.

      Product development, corporate operations and marketing expenses will continue to require additional capital. Management anticipates that the current revenue from operations will be insufficient to cover the current operating expenses and projected expansion plans over the next 12 months and that we will require additional capital in order to expand the scope of our product development and sales and marketing efforts. We therefore are seeking additional financing through the sale of our equity and/or debt securities to satisfy future capital requirements until such time as we are able to generate sufficient cash flow from revenues to finance on-going operations. No assurance can be provided that additional capital will be available to us on commercially acceptable terms or at all. Our auditors included a "going concern" qualification in their auditors' report for the year ended December 31, 2005. While we have raised approximately $2.19 million in gross proceeds from the sale of our debt and equity securities between April 2005 and March 2006, such "going concern" qualification may make it more difficult for us to raise funds when needed. Additional equity financings may be dilutive to holders of our Common Stock.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R). SFAS No. 123(R) requires employee share-based equity awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. If we had adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and income per share above. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. In the first quarter of 2006, we began to apply the prospective recognition method and implemented the provisions of SFAS No. 123(R). In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) will be effective for us beginning in the first quarter of fiscal 2006.


      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20. "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We do not expect the adoption of SFAS No. 154 will have any material impact on our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

      The information called for by this Item 7 is included following the "Index to Consolidated Financial Statements" contained in this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      Our auditor prior to the Acquisition Transaction was Marcum & Kliegman LLP ("MKLLP"). The auditor of SPO Ltd., the acquired company, prior to the Acquisition Transaction and thereafter, is Brightman Almagor & Co., certified public accountants (Israel) and a member of Deloitte Touche Tohmatsu ("Brightman"). Following the Acquisition Transaction, effective November 18, 2005, the audit committee and our board of directors dismissed MKLLP as our independent accountant and engaged the services of Brightman as new independent accountants.

      The reports of MKLLP did not contain an adverse opinion or disclaimer of opinion but were qualified as to going concern limitations. During our two most recent fiscal years and subsequent interim periods there were no disagreements with MKLLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MKLLP, would have caused MKLLP to make reference to the subject matter of the disagreements in their report on the financial statements for such years.

ITEM 8A. CONTROLS AND PROCEDURES

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

      Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time, management has decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation are low and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is our intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

      A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. Except as described above, during our the three months ended December 31, 2005, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

The individuals who serve as our executive officers and directors are:



NAME                    AGE                        POSITION

Michael Braunold        46              President, Chief Executive Officer and
                                        Director

Richard H. Ryan         54              Chief Operating Officer

Jeffrey Feuer           41              Chief Financial Officer

Israel Sarussi          55              Chief Technology Officer

Pauline Dorfman         41              Director (1)

Sidney Braun            46              Director (1)


(1) Audit Committee and Compensation Committee Member

      The business experience, principal occupations and employment, as well as the periods of service, of each of our directors and executive officers during at least the last five years are set forth below.

      MICHAEL BRAUNOLD has been Chief Executive Officer of SPO Ltd. since March 1998 and the President and Chief Executive Officer of the Company since May 18, 2005. Prior to March 1998, Mr. Braunold was Senior Director of Business Development at Scitex Corporation Ltd., a multinational corporation specializing in visual information communication. In such capacity, Mr. Braunold played a strategic role in managing a team of professionals assigned to M&A activities. During his 12-year tenure at Scitex, he held various positions within the worldwide organization, including a period in the United States as Vice President of an American subsidiary of Scitex specializing in medical imaging. From March 2000 through September 2000, Mr. Braunold was also the Chief Executive Officer and Chairman of Ambient Corporation, a Delaware company, that specializes in the implementation of a proposed comprehensive high-speed communication infrastructure that is designed to utilize existing electrical power distribution lines as a high-speed communication medium. Mr. Braunold served as a director of Amedia Networks, Inc. (formerly TTR Technologies, Inc.) from February 2000 through August 2002. Mr. Braunold obtained a Bachelor of Science degree with honors in Engineering and Management Sciences from Imperial College Business School, London.

      RICHARD H. RYAN has been Chief Operating Officer of the Company since May 2005. Prior to joining Philips Medical Systems in 2001, Mr. Ryan was contracted by Agilent Technologies, where he assisted in the successful divestiture of its Healthcare Solutions Group to Philips Medical Systems; he also oversaw the transfer of three production lines from Xing Dao, in Mainland China, to a local subsidiary in California. Following the acquisition by Philips, he was asked to join the corporate management team to help set up their new Global Materials Organization (the GMO) and was a founding member of its Executive Board. During his tenure at Philips Medical Systems, Mr. Ryan was instrumental in driving a cultural change in supplier management, creating new supply chain opportunities in Asia while reducing costs at most of the company's manufacturing sites worldwide.

      JEFFREY FEUER has been Chief Financial Officer of the Company since July 14, 2005. Prior to joining the Company, Mr. Feuer served in similar capacities at Transpharma Medical Ltd., a biomedical device start-up company (January 2004 through May 2005), and Finjan Software Inc., a security software company (September 1999 through September 2003). From July 1996 to September 1999, he served as corporate controller of Aladdin Knowledge Systems, Ltd., an Israeli based NASDAQ company. Prior to this he was a senior auditor in public accounting both in Israel and the UK.

      ISRAEL SARUSSI has been the Chief Technology Officer of SPO Ltd. since its inception in 1996 and Chief Technology Officer of the Company since April 21, 2005. Prior to joining SPO Ltd., Mr. Sarussi established a private company specializing in computer systems for agricultural applications. Israel has held various technical positions at several hi-tech Israeli companies including Elta Electronics, a company specializing in military communications, where he was assigned to advanced development projects for the Israeli Air Force. He holds a degree in Electronic Engineering from Ben Gurion University, Be'ersheba.

      PAULINE DORFMAN has served as a director of the Company since April 21, 2005. Since January 2001, Ms. Dorfman, a qualified chartered accountant, has been a consultant with Berenblut Consulting, an Ontario firm that assists commercial business, law firms and governments across North America and Europe in several areas covering economics, finance, accounting, valuation and strategy. Ms. Dorfman specializes in conducting analysis and financial investigations in connection with international development disputes and economic damage quantification for breach of contract and personal medical malpractice cases. Prior to this assignment, Ms. Dorfman worked for 10 years with the Toronto Dominion Bank in the finance and commercial lending areas analyzing the financial risk of various bank investments and strategies, assisting in the development of new bank products and meeting the external and internal financial reporting requirements of the bank.

      SIDNEY BRAUN has served as a director of the Company since April 21, 2005. Since June 2004 Mr. Braun has served as the President and Chief Operating Officer for Med-Emerg International Inc. (MEII), a company incorporated in the Province of Ontario. MEII is a publicly listed healthcare services company specializing in the coordination and delivery of emergency and primary health care related services in Canada such as physician and nurse staffing and recruitment, clinical management services, a national drug infusion service and a comprehensive physician practice management program. Mr. Braun has extensive experience in commerce both in North America and Europe, including manufacturing, distribution and trading. Prior to his current position at MEII, Mr. Braun worked for 7 years as an independent consultant to several large state-owned corporations from the former Eastern European block on developing business strategies and adapting to new working conditions in western markets. In addition, Mr. Braun developed expertise in emerging financial markets in Europe and introduced several companies to the UK and German capital markets.

AUDIT COMMITTEE FINANCIAL EXPERT

      The Board of Directors has determined that Pauline Dorfman is an "Audit Committee Financial Expert" for purposes of the SEC's rules. The Board believes that Ms. Dorfman meets the independence criteria set out in Rule 4200(a)(14) of the Marketplace Rules of the National Association of Securities Dealers and the rules and other requirements of the SEC.

CODE OF ETHICS

      We have adopted a code of ethics that applies to our chief executive officer, president, chief financial officer, controller and others performing similar executive and financial functions at the Company. A copy of the Code of Ethics is attached as an Exhibit to this Annual Report. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our Website, at the address and location specified above.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2005, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth all compensation for each of the last three fiscal years awarded to, earned by, or paid to our Chief Executive Officer and all other executive officers serving as such at the end of 2005 whose salary and bonus exceeded $100,000 for the year ended December 31, 2005 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                ANNUAL COMPENSATION                LONG TERM COMPENSATION
                          ----------------------------------   -----------------------------
                                                                Securities     All
Name and Principal                           Other Annual       Underlying     Other
Position(s)        Year    Salary    Bonus   Compensation (1)   Options (2)    compensation
----------------   ----   --------   -----   -------------     -------------   -------------
MICHAEL BRAUNOLD   2005   $141,921      --          40,114           250,000   $      62,500(4)
President and      2004   $ 44,176      --          12,988                --              --
Chief Executive    2003   $ 61,780      --          26,625                --              --
Officer(3)

ISRAEL SARUSSI     2005   $148,420      --          36,103                --              --
Chief Technology   2004   $ 44,177      --          12,187           446,383              --
Officer(5)         2003   $ 62,540      --          26,906                --              --

(1) Includes, for each Named Executive Officer, some or all of the following:
(i) Company contributions to insurance premiums and (ii) taxable automobile related benefits.

(2) Represents shares of Common Stock issuable upon the exercise of employee stock options issued under the Company's 2005 Incentive Plan and, in the case of Israel Sarussi, shares of Common Stock issuable upon exercise of options issued under an employee stock plan maintained by SPO Ltd.

(3) Mr. Braunold was appointed Chief Executive Officer of the Company on May 18, 2005. From March 1998 until his appointment as Chief Executive Officer, Mr. Braunold served as Chief Executive Officer of SPO Ltd.

(4) Represents the value of the options issued to Michael Braunold.

(5) Mr. Sarussi was appointed our Chief Technology Officer on April 21, 2005. From March 1996 until April 2005, Mr. Sarussi served as Chief Technology Officer of SPO Ltd.

OPTION GRANTS IN THE LAST FISCAL YEAR

      The following table sets forth information concerning individual grants of stock options made during the year ended December 31, 2005 to each of the Named Executive Officers.

                    NUMBER OF SECURITIES   % OF TOTAL OPTIONS
                     UNDERLYING OPTIONS    GRANTED TO EMPLOYEES   EXERCISE   EXPIRATION
                          GRANTED            IN FISCAL YEAR        PRICE        DATE
                    --------------------   --------------------   --------   ----------
Michael Braunold                 250,000                     29%  $   0.60     12/22/15

AGGREGATE OPTIONS EXERCISED IN 2005 AND YEAR-END OPTION VALUES

         The Named Executive Officers did not exercise any stock options during the year ended December 31, 2005. The following table sets forth information as of December 31, 2005 concerning options held by the Named Executive Officers.

                                                     NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                    UNDERLYING UNEXERCISED                IN-THE-MONEY
                                                  OPTIONS AT FISCAL YEAR END       OPTIONS AT FISCAL YEAR END
                                                  --------------------------       --------------------------
                       SHARES        VALUE
                    ACQUIRED ON     REALIZED
                    EXERCISE (#)      ($)        EXERCISABLE    UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
                    ------------      ---        -----------    -------------     -----------     -------------
Michael Braunold        --             --           250,000           --           $162,500           $ --

Israel Sarussi          --             --           446,383           --           $553,515

(1) Based upon the difference between the exercise price of such options and the closing price of the Common Stock $1.25 on December 30, 2005, as quoted on the Pink Sheets.

COMPENSATION OF DIRECTORS

      We pay each outside director $15,000 per annum for service on our Board of Directors. In addition, we have granted stock options to directors to compensate them for their services. In April 2005 we issued to each of Pauline Dorfman and Sidney Braun options under our 2005 Non-Employee Directors Stock Option to purchase up to 50,000 shares of our Common Stock at a per share exercise price of $0.055. Half of the options were vested at issuance and the remaining half are scheduled to vest in April 2006.

EMPLOYMENT AGREEMENT WITH EXECUTIVE OFFICERS

      MICHAEL BRAUNOLD. On May 18, 2005, we entered into an employment agreement with Michael Braunold, pursuant to which he serve as our Chief Executive Officer and President. On such date, Mr. Braunold and SPO Ltd., entered into an employment agreement pursuant to which Mr. Braunold serves as SPO Ltd.'s Chief Executive Officer. Each of the agreements with us and SPO Ltd. has an initial term of three years commencing on the date of the agreement and is automatically renewable for successive two year terms unless we or Mr. Braunold indicate in writing, upon 90 days prior to the scheduled termination of the initial term or any renewal term, that such party does not intend to renew the agreement. Mr. Braunold is paid a monthly salary of $13,250 under the agreement with SPO Ltd. Mr. Braunold is not entitled to a salary under the agreement with us but has been granted options under our 2005 Equity Incentive Plan to purchase 250,000 shares of our Common Stock at a per share exercise price of $0.60. The agreements may be terminated by Mr. Braunold for any reason on 60 days written notice or for Good Reason (as defined in the employment agreement) or by us for Just Cause (as defined in the employment agreement) or for any other reason. In the event of a termination by Mr. Braunold for Good Reason or by us for any reason other than Just Cause, we are to pay Mr. Braunold an amount equal to (i) if such termination occurs during the initial term of the agreement, the base salary then payable, if any, for the longer of (a) the period from the date of such termination to the end of the initial term as if the agreement had not been so terminated and (b) twelve months and (ii) if such termination occurs after the initial term, the base salary then payable, if any, for a period of twelve months as if the agreement had not been so terminated.

      ISRAEL SARUSSI. In January 1998 SPO Ltd. entered into an employment agreement with Israel Sarussi and which was subsequently amended in 2002 and 2005. Pursuant to the agreement Mr. Sarussi serves as the SPO Ltd.'s Chief Technical Officer. The agreement with SPO Ltd. terminates on the earlier of: (i) Mr. Sarussi's death or disability, (ii) termination by SPO Ltd. without cause upon 12 months written notice; or (iii) termination of Mr. Sarussi with cause. Mr. Sarussi is paid a monthly salary of $13,250 under the agreement with SPO Ltd.

      Each of these agreements includes certain customary intellectual property development rights, confidentiality and non-compete provisions that prohibit the executive from competing with us for one year, or soliciting our employees for one year, following the termination of his employment.

      In addition, during the fiscal year ended December 31, 2005, we entered into agreements discussed below with each of the following executive officers.

      RICHARD RYAN. On May 18, 2005, we entered into an employment agreement with Richard H. Ryan pursuant to which Mr. Ryan serves as our Chief Operating Officer. The agreement has an initial term of two years. Under the agreement as originally entered into, Mr. Ryan was entitled to a monthly salary of $8,334 and entitled to a bonus based on the amount of our net sales during the first year of the agreement. In January 2006 the agreement with Mr. Ryan was amended pursuant to which his monthly salary was increased to $12,500 and the bonus provisions were deleted. In addition, in connection with his employment, in May 2005 Mr. Ryan was granted an option under our 2005 Incentive Plan to purchase up to 200,000 shares of our Common Stock, which option is scheduled to vest over two vest from the date of grant and is at a per share exercise price of $0.05. The agreement may be terminated by Mr. Ryan on 60 days' notice or at our election on 90 days' notice without cause.

      JEFFREY FEUER. On July 14, 2005 we entered into an employment agreement with Jeffrey Feuer, pursuant to which Mr. Feuer serves as our Chief Financial Officer. On May 15, 2005, Mr. Feuer and SPO Ltd. entered into an employment agreement pursuant to which Mr. Feuer continues to serves as SPO Ltd.'s Chief Financial Officer. Each of the agreements with us and SPO Ltd. terminates on the earlier of: (i) Mr. Feuer's death or disability, (ii) termination by us or Mr. Feuer without cause upon 60 days written notice; or (iii) termination of Mr. Feuer with cause. Mr. Feuer is paid a monthly salary of $7,500 under the agreement with SPO Ltd. and is not entitled to a salary under the agreement with us. In connection with his employment with us, in December 2005 we granted under our 2005 Equity Incentive Plan options to purchase 120,000 shares of our Common stock, vesting over a one year period from the date of grant and at a per share exercise price of $0.60.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth information as of the close of business on March 30, 2006, concerning shares of our common stock beneficially owned by each director and named executive officer, each other person beneficially owning more than 5% of our Common Stock and by all directors and executive officers as a group.

      In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of March 30, 2006. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 17,722,264 shares of common stock outstanding at March 30, 2006. The number of shares outstanding reflects the forward subdivision of the Company's Common Stock on a 2.65285:1 basis after giving effect to the transactions contemplated by Restated Exchange Agreement.

                                        Common Stock Percentage of
Name of Beneficial Owner (1)               Beneficially Owned (2)   Common Stock

Michael Braunold                                  993,922 (3)           5.53%

Richard H. Ryan                                   100,000 (4)              *

Jeffrey Feuer                                     120,000 (5)              *

Israel Sarussi                                  4,165,776 (6)          22.93%

Pauline Dorfman                                    50,000 (7)              *

Sidney Braun                                       50,000 (7)              *

All officers and directors as a group           5,479,698              29.24%
(6 persons)

* Less than 1%

(1) Except as otherwise indicated, the address of each beneficial owner is c/o SPO Medical Inc., 21860 Burbank Blvd., North Building, Suite 380, Woodland Hills, CA 91367.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.

(3) Includes 250,000 shares of our Common Stock that are issuable upon exercise of vested options issued under our 2005 Equity Incentive Plan (the "2005 Plan").

(4) Represents shares issuable upon exercise of vested options issued in May 2005 under the Company's 2005 Plan. Does not include an additional 100,000 shares issuable upon exercise of options issued in May 2005 under the 2005 Plan that are scheduled to vest by May 2007.

(5) Represents shares issuable upon exercise of options issued in December 2005 under the Company's 2005 Plan of which options for 90,000 shares are exercisable as of the filing of this report and the remaining options for 30,000 shares are scheduled to vest in June 2006.

(6) Comprised of 3,719,393 shares of the Company's Common Stock and 446,383 shares of Common Stock issuable upon exercise of currently exercisable warrants.

(7) Represents shares issuable upon exercise of currently exercisable options issued in April 2005 under the Company's 2005 Non-Employee Directors Stock Option Plan (the "2005 Directors Plan").

EQUITY COMPENSATION PLAN INFORMATION

      We have two compensation plans (excluding individual stock option grants outside of such plans) under which our equity securities are authorized for issuance to employees, directors and consultants in exchange for services - the 2005 Equity Incentive Plan (the "2005 Plan") and the 2005 Non-Employee Directors Stock Option Plan (the "2005 Directors Plan"; together with the 2005 Plan, the "Plans"). Our shareholders have approved these plans.

      The following table presents information as of December 31, 2005 with respect to compensation plans under which equity securities were authorized for issuance, including the 2005 Plan and the Non-Employee Directors Plan and agreements granting options or warrants outside of these plans.

                                      NUMBER OF SECURITIES
                                        TO BE ISSUED UPON      WEIGHTED-AVERAGE       NUMBER OF SECURITIES
                                           EXERCISE OF         EXERCISE PRICE OF     REMAINING AVAILABLE FOR
                                      OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,     FUTURE ISSUANCE UNDER
                                       WARRANTS OR RIGHTS     WARRANTS OR RIGHTS    EQUITY COMPENSATION PLANS
                                       ------------------     ------------------    -------------------------
Equity compensation plans
   approved by security holders               1,020,000               $0.44                  1,130,000

Equity compensation plans not
   approved by security holders               2,215,756               $0.69                         --
                                              ---------               -----                  ---------

Total                                         3,235,756               $0.61                  1,130,000
                                              =========               =====                  =========

NON-SHAREHOLDER APPROVED PLANS

      The following is a description of options and warrants granted to employees, directors, advisory directors and consultants that were outstanding as of December 31, 2005.

      As of December 31, 2005, we had outstanding options and warrants to purchase an aggregate of 854,308 shares of our Common Stock were granted outside of the Plans. These are comprised of the following: (i) vested options to purchase up to 446,383 shares of our Common Stock issued in April 2005 were granted to Israel Sarussi, an executive officer, at a per share exercise price of $0.01, (ii) vested warrants to purchase up to 406,925 shares of our Common Stock issued between April and December 2005 to consultants at per share exercise price of $0.01 and (iii) an unspecified number of warrants issued to placement agents and which will be equal to $30,000 divided by 60% less than the lowest price of shares of Common Stock sold by the Company in a subsequent transaction.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

ITEM 13. EXHIBITS

The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT NO.                         EXHIBIT
-----------                         -------

2.1 Restated Capital Stock Exchange Agreement dated as of April 21, 2005 among the Company, SPO Ltd. and the SPO Ltd. shareholders specified therein. (1)

3.1   Amended and Restated Certificate of Incorporation of the Company. (1)

3.2   Bylaws of the Company (1)

3.3   Articles of Association of SPO Medical Equipment Ltd.

3.5   Form of Promissory Note issued to certain investors. (1)

3.6   Form of Warrant Instrument issued to certain investors.(1)

10.1  Form of subscription Agreement with certain investors.

10.1 Employment Agreement effective as of May 18, 2005 between the Company and Michael Braunold. (2)+

10.2 Employment Agreement effective as of May 18, 2005 between SPO Ltd. and Michael Braunold. (2)+

10.3 Employment Agreement effective as of May 18, 2005 between the Company and Richard Ryan. (2)+

10.4 Employment Agreement effective as of July 14, 2005 between the Company and Jeffrey Feuer. (3)

10.5 Employment Agreement effective as of July 14, 2005 between SPO Ltd. and Jeffrey Feuer. (3)

10.6  Company's 2005 Equity Incentive plan

10.7  Company's 2005 Non-Employee Directors Stock option Plan

14.1  Code of Conduct

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
      (1) Incorporated by reference to Current Report on Form 8-K filed April 27, 2005.

      (2) Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended June 30, 2005

      (3) Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended September 30, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

      The following table presents fees for professional audit services rendered by Brightman Almagor & Co., Certified Public Accountants, A member firm of Deloitte Touche Tohmatsu, for the audit of our annual financial statements for the year ended December 31, 2005 and 2004.

      --------------------------------------------------------------------------
                                       Fiscal Year Ended      Fiscal Year Ended
                                       December 31, 2005      December 31, 2004
      --------------------------------------------------------------------------
      Audit Fees                             $36,500              $63,000
      --------------------------------------------------------------------------
      Audit Related Fees                     $    --                   --
      --------------------------------------------------------------------------
      Tax Fees                               $18,500              $ 2,000
      --------------------------------------------------------------------------
      All Other Fees                         $    --
      --------------------------------------------------------------------------
      Total                                  $55,000              $65,000
      --------------------------------------------------------------------------

      AUDIT FEES were for professional services rendered for the audits of our consolidated financial statements, quarterly review of the financial statements included in our Quarterly Reports on Form 10-QSB, consents, and other assistance required to complete the year-end audit of the consolidated financial statements.

      AUDIT-RELATED FEES were for assurance and related services reasonably related to the performance of the audit or review of financial statements and not reported under the caption Audit Fees.

      TAX FEES were for professional services related to tax compliance, tax authority audit support and tax planning.

      All OTHER FEES include any other fees charged by the Company's auditors that are not otherwise specified.

      Our audit committee (the "Audit Committee") reviews non-audit services rendered for each year and determines whether such services are compatible with maintaining the accountants' independence. The Audit Committee's policy is to pre-approve all audit services and all non-audit services that our independent public accountants are permitted to perform for us under applicable federal securities regulations. As permitted by the applicable regulations, the Audit Committee's policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent public accountants and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by the Audit Committee. Specific pre-approval is mandatory for, among other things, the annual financial statement audit engagement.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act the issuer caused this report to be signed by the undersigned thereunto duly authorized.


DATE: April 11, 2006                    /s/ Michael Braunold
                                        Michael Braunold
                                        Chief Executive Officer and Director


DATE: April 11, 2006                    /s/ Jeffrey Feuer
                                        Jeffrey Feuer
                                        Chief Financial Officer
                                        (Principal financial and accounting
                                        officer)

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                DATE


/s/ Sidney Braun             Chairman, Director                   April 11, 2006
----------------
Sidney Braun


/s/ Michael Braunold         President, Chief Executive           April 11, 2006
--------------------
Michael Braunold             Officer and Director


/s/ Pauline Dorfman          Director                             April 11, 2006
-------------------
Pauline Dorfman

                       SPO MEDICAL INC. AND ITS SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                             AS OF DECEMBER 31, 2005

                            U.S. DOLLARS IN THOUSANDS

                                      INDEX

                                                                         Page
                                                                      ----------

Report of Independent Registered Public Accounting Firm                    i

Consolidated Balance Sheet                                             F-1 - F-2

Consolidated Statements of Operations                                     F-3

Statements of Changes in Stockholders' Deficiency                         F-4

Consolidated Statements of Cash Flows                                     F-5

Notes to Consolidated Financial Statements                                F-6

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                             To the Stockholders of

                                SPO MEDICAL INC.

We have audited the accompanying consolidated balance sheet of SPO MEDICAL INC. ("the Company") and its subsidiary as of December 31, 2005, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2005, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a shareholders' deficiency that raises doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Tel-Aviv, Israel
April 1, 2006

                                 SPO MEDICAL INC
                           CONSOLIDATED BALANCE SHEET
                  U.S. dollars in thousands (except share data)

                                                                    December 31,
                                                                        2005
                                                                    ------------

ASSETS

CURRENT ASSETS
Cash and cash equivalents                                           $        493
Trade receivables                                                            199
Other accounts receivable and prepaid expenses (Note 4)                       42
Inventories (Note 5)                                                         460
                                                                    ------------
                                                                           1,194

LONG-TERM INVESTMENTS
Deposits                                                                      10
Severance pay fund                                                           125
                                                                    ------------
                                                                             135

PROPERTY AND EQUIPMENT, NET (Note 6)                                          48
                                                                    ------------

Total assets                                                        $      1,377
                                                                    ============

   The accompanying notes to these financial statements are an integral part thereof.

                                 SPO MEDICAL INC
                           CONSOLIDATED BALANCE SHEET
                  U.S. dollars in thousands (except share data)

                                                                                     December 31,
                                                                                        2 0 0 5
                                                                                     ------------
LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current Liabilities
Short-term loans, net (Note 7)                                                       $        439
Convertible notes, net (Note 8)                                                               581
Trade payables                                                                                225
Employees and Payroll accruals                                                                155
Accrued expenses and other liabilities (Note 9)                                               534
                                                                                     ------------
                                                                                            1,934

Long-Term Liabilities
Long term loans, net (Note 7)                                                                 499
Accrued severance pay (Note 10)                                                               254
                                                                                     ------------
                                                                                              753

COMMITMENTS AND CONTINGENT LIABILITIES (Note 13)

STOCKHOLDERS' DEFICIENCY
Stock capital: (Note 11)
Preferred stock of $0.01 par value
Authorized - 2,000,000 shares, issued and outstanding - none Common stock $0.01 par value-
Authorized - 50,000,000 shares, issued and outstanding - 17,029,407 shares                    170
Additional paid-in capital                                                                  4,833
Deferred compensation                                                                        (227)
Accumulated deficit                                                                        (6,086)
                                                                                     ------------
                                                                                           (1,310)
                                                                                     ------------

Total liabilities and stockholders' deficiency                                       $      1,377
                                                                                     ============

   The accompanying notes to these financial statements are an integral part thereof.

                                 SPO MEDICAL INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  U.S. dollars in thousands (except share data)

                                                                             Year ended December 31,
                                                                         -------------------------------
                                                                             2005               2004
                                                                         ------------       ------------
Revenues                                                                 $      1,825       $        168

Cost of revenues                                                                  786                 96
                                                                         ------------       ------------

Gross profit                                                                    1,039                 72
                                                                         ------------       ------------

Operating expenses

Research and development, net                                                     629                448

Selling and marketing                                                             786                184

General and administrative                                                        794                237

Merger expenses                                                                   251              1,477
                                                                         ------------       ------------

Total operating expenses                                                        2,460              2,346
                                                                         ------------       ------------

Operating loss                                                                  1,421              2,274

Financial expenses, net                                                           617                262
                                                                         ------------       ------------

Loss for the period                                                      $      2,038       $      2,536
                                                                         ============       ============

Basic and diluted loss per ordinary share                                $      (0.11)      $      (0.83)
                                                                         ============       ============

Weighted average number of shares

outstanding used in computation of basic and diluted loss per share        17,882,715          3,057,595
                                                                         ============       ============

   The accompanying notes to these financial statements are an integral part thereof

                                 SPO MEDICAL INC
                STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY
                  U.S. dollars in thousands (except share data)

                                                                    Additional
                                                      Share           paid-in         Deferred       Accumulated
                                                     capital          capital       compensation        deficit           Total
                                                  ------------     ------------     ------------     ------------     ------------
Balance as of January 1, 2004                     $        501     $        927     $         --     $     (1,512)    $        (84)
Issuance of ordinary shares to consultants                  99            1,272                                              1,371
Stock-based compensation related to
  options granted to employee                                               283                                                283
Stock-based compensation related to
  warrant granted to lender                                                  78                                                 78
Beneficial conversion feature of
  convertible notes                                                         115                                                115
Net Loss                                                                                                   (2,536)          (2,536)
                                                  ------------     ------------     ------------     ------------     ------------
Balance as of December 31, 2004                            600            2,675               --           (4,048)            (773)
Issuance of ordinary shares upon
  conversion of loans                                       35              224                                                259
Warrants issued in private placement                                        949                                                949
Warrants issued in connection with loans                                     22                                                 22
Deferred stock-based compensation related
  to options granted to employees and
  consultants                                                               762             (762)                               --
Amortization of deferred Stock-based
compensation related to options granted
to employees                                                                                 187                               187
Amortization of deferred Stock-based
compensation related to options granted
to consultants                                                                               348                               348
Reverse merger transaction and forward
split of issued share capital                             (465)             201                                               (264)
Net Loss                                                                                                   (2,038)          (2,038)
                                                  ------------     ------------     ------------     ------------     ------------
Balance as of December 31, 2005                   $        170     $      4,833     $       (227)    $     (6,086)    $     (1,310)
                                                  ------------     ------------     ------------     ------------     ------------

                                 SPO MEDICAL INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  U.S. dollars in thousands (except share data)

                                                                                    Year ended December 31,
                                                                                -----------------------------
                                                                                    2005             2004
                                                                                ------------     ------------
Cash Flows from Operating Activities
Loss for the period                                                             $     (2,038)    $     (2,536)
Adjustments to reconcile loss to net cash used in operating activities:
  Depreciation                                                                             8                4
  Stock-based compensation expenses                                                      535            1,731
  Amortization of loan discounts                                                         370               --
  Increase (decrease) in accrued severance pay, net                                       93               (3)
  Increase in accrued interest payable on loans                                          112               23
  Beneficial conversion feature expense                                                   --              115

Changes in assets and liabilities:
  Increase in trade receivables                                                          (46)            (153)
  Decrease (increase) in other receivables                                                (4)              17
  Increase in inventories                                                               (460)              --
  Increase in accounts payable                                                            75              109
Increase in accrued expenses and other liabilities                                       146              211
                                                                                ------------     ------------

Net cash used in operating activities                                                 (1,209)            (482)

Cash Flows from Investing Activities

Decrease (increase) in short-term investments                                             33              (33)
Increase in long-term deposits                                                            (5)              (5)
Purchase of property and equipment                                                       (34)              (7)
                                                                                ------------     ------------
Net cash used in investing activities                                                     (6)             (45)

Cash Flows from Financing Activities

Receipt of short-term loans                                                              496              565
Receipt of long-term loans                                                             1,018               --
Receipt of convertible notes                                                             300               --
Repayment of short-term loans                                                           (115)             (35)
                                                                                ------------     ------------
Net cash provided by financing activities                                              1,699              530

Increase in cash and cash equivalents                                                    484                3
Cash and cash equivalents at the beginning of
  the year                                                                                 9                6
                                                                                ------------     ------------

Cash and cash equivalents at the end of the period                              $        493     $          9
                                                                                ============     ============

   The accompanying notes to these financial statements are an integral part thereof.

                                                                 SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)

NOTE 1 -GENERAL

      SPO Medical Inc. (hereinafter referred to as "SPO" or the "Company") was originally incorporated under the laws of the State of Delaware in September 1981under the name "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to "Nu-Tech Bio-Med, Inc." Thereafter, on December 23, 1998, the Company changed its name to "United Diagnostic, Inc." Effective April 21, 2005, the Company acquired (the "Acquisition Transaction") 100% of the outstanding capital stock of SPO Medical Equipment Ltd., a company incorporated under the laws of the State of Israel ("SPO Ltd."), pursuant to a Capital Stock Exchange Agreement dated as of February 28, 2005 between the Company, SPO Ltd. and the shareholders of SPO Ltd., as amended and restated on April 21, 2005 (the "Exchange Agreement"). In exchange for the outstanding capital stock of SPO Ltd., the Company issued to the former shareholders of SPO Ltd. a total of 5,769,106 shares of the Company's common stock, par value $0.01 per share ("Common Stock"), representing approximately 90% of the Common Stock then issued and outstanding after giving effect to the Acquisition Transaction. As a result of the Acquisition Transaction, SPO Ltd. became a wholly owned subsidiary of the Company as of April 21, 2005 and, subsequent to the Acquisition Transaction, the Company changed its name to "SPO Medical Inc." Upon consummation of the Acquisition Transaction, the Company effectuated a forward subdivision of the Company's Common Stock issued and outstanding on a 2.65285:1 basis.

      The Company's acquisition of SPO Ltd was accounted for as a reverse merger. As the former shareholders of SPO Ltd. held the largest ownership interest in the Company following the Acquisition Transaction, SPO Ltd was determined to be the "accounting acquirer" following such acquisition. As a result, the historical financial statements of the Company were replaced with the historical financial statements of the SPO Ltd. for the periods preceding the Acquisition Transaction.

      The Company and its subsidiary, SPO Ltd., are collectively referred to as the "Company".

NOTE 2 -Going Concern

      As reflected in the accompanying financial statements, the Company's operations for the year ended December 31, 2005, resulted in a net loss of $2,038 and the Company's balance sheet reflects a net stockholders' deficit of $1,310. The Company's ability to continue operating as a "going concern" is dependent on its ability to raise sufficient additional working capital. Management's plans in this regard include raising additional cash from current and potential stockholders and lenders and increasing the marketing of its current and new products.

                                                                 SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)

NOTE 3 -Significant Accounting Policies

      The financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.

      a.    Principles of Consolidation

            The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SPO Ltd. All material inter-company accounts and transactions have been eliminated in consolidation.

      b.    Use of estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      c.    Financial statements in U.S. dollars

            The reporting currency of the Company is the U.S. dollar ("dollar"). The dollar is the functional currency of the Company. Transactions and balances originally denominated in dollars are presented at their original amounts. Non-dollar transactions and balances are remeasured into dollars in accordance with the principles set forth in Statement of Financial Accounting Standards ("SFAS") No. 52 "Foreign Currency Translation" ("SFAS No. 52"). All exchange gains and losses from remeasurement of monetary balance sheet items resulting from transactions in non-dollar currencies are recorded in the statement of operations as they arise.

      d.    Cash and Cash Equivalents

            The Company considers all highly liquid investments originally purchased with maturities of three months or less to be cash equivalents.

      e.    Property and Equipment

            Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

            Computer and peripheral equipment                7 - 10  years
            Office furniture and equipment                   7 - 15  years

                                                                 SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)

NOTE 3 -Significant Accounting Policies (Cont.)

            In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future undiscounted cash flows. If so indicated, an impairment loss would be recognized for the difference between the carrying amount of the asset and its fair value. As of December 31, 2005, no impairment losses have been recorded.

      f.    Revenue recognition

            The Company generates its revenues from sales of its products. Revenues are recognized when delivery has occurred, persuasive evidence of an arrangement exists, the vendor's fee is fixed or determinable, no further obligation exists and collection is probable and there are no remaining significant obligations. Delivery is considered to have occurred upon delivery of products to the reseller.

            All of the Company's products that are sold through reseller agreements are non-exchangeable, non refundable and non returnable. Accordingly the resellers are considered end users.

      g.    INVENTORY

            Inventories are stated at the lower of cost or market.
            Cost is determined as follows: raw materials, components and finished products - on the first in first out (FIFO) basis. Work-in-process - on the basis of direct manufacturing costs.

      h.    Research and development costs

            Research and development costs, net of government grants and participation by others, are charged to expenses as incurred.

      i.    Income taxes

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value

                                                                 SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)

NOTE 3 -Significant Accounting Policies (Cont.)

      j.    Fair value of financial instruments

            The financial instruments of the Company consist mainly of cash and cash equivalents, short-term investments, trade receivables, accounts payable and short-term loans.

            In view of their nature, the fair value of the Company's financial instruments is usually identical or close to their carrying value.

      k.    Concentrations of credit risk

            Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The majority of the Company's cash and cash equivalents are invested in deposits. Management believes that the financial institutions that hold the Company's investments are financially sound, and accordingly, minimal credit risk exists with respect to these investments.

      l.    Stock-based compensation

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

            Under SFAS No. 123, the Company is required to disclose pro forma information regarding net loss and loss per share determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes Option Valuation model with the following weighted-average assumptions for the twelve months ended December 31, 2005: weighted-risk-free interest rate of 3.2%, with dividend yields of 0% for the period, volatility factors of the expected market price of the Company's Common Stock of 100% and weighted-average expected life of the options of 1.25 years. Stock compensation, for pro forma purposes, is amortized over the vesting period.

            The following table illustrates the effect on net loss and loss per share as if the fair value method had been applied to all outstanding and unvested awards in each period

            Pro forma information under SFAS No. 123 is as follows

                                                                 SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)

NOTE 3 -Significant Accounting Policies (Cont.)

      l.    Stock-based compensation (Cont.)

                                                                                Year ended
                                                                       -----------------------------
                                                                                December 31
                                                                       -----------------------------
                                                                           2005             2004
                                                                       ------------     ------------
      Net Loss, as reported                                            $      2,038     $      2,536

      Deduct: stock-based compensation determined under APB 25                  193               --

      Add: Stock-based compensation determined under SFAS123                    599               --
                                                                       ------------     ------------

      Pro-forma net loss                                               $      2,444     $      2,536
                                                                       ============     ============

      Basic and fully diluted Loss per share as reported               $       0.11     $       0.83
                                                                       ============     ============

      Basic and fully diluted Loss per share proforma                  $       0.14     $       0.83
                                                                       ============     ============

      m.    Effects of recently issued accounting standards

            In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R). SFAS No. 123(R) requires employee share-based equity awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. Had the Company adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and income per share above. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. In the first quarter of 2006, the company began to apply the prospective recognition method and implemented the provisions of SFAS No. 123(R). In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) will be effective for the Company beginning in the first quarter of fiscal 2006.

            In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20. "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The Company does not expect the adoption of SFAS No. 154 will have any material impact on its consolidated financial statements.

                                                                 SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)

NOTE 3 -Significant Accounting Policies (Cont.)

      n.    Basic and diluted net loss per share:

            Basic and diluted net loss per share is presented in accordance with Statement of Accounting Financial Standards No. 128, "Earnings Per Share" ("SFAS No. 128") for all periods presented. Basic and diluted net loss per share of Common stock was determined by dividing net loss attributable to Common stock holders by weighted average number of shares of Common stock outstanding during the period. Diluted net loss per share of Common stock is the same as basic net loss per share of Common stock for all periods presented as the effect of the Company's potential additional shares of Common stock were anti-dilutive.

            All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share of Common stock because all such securities are anti-dilutive for the periods presented. The total number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share, was 2,594,545 and 0 for the years ended December 31, 2005 and 2004, respectively.

NOTE 4 -Other Accounts Receivable and Prepaid Expenses

                                                                    December 31,
                                                                        2005
                                                                    ------------
      Tax authorities                                               $         22
      Others                                                                  20
                                                                    ------------
                                                                    $         42
                                                                    ============

NOTE 5 -Inventories

                                                                    December 31,
                                                                    ------------
                                                                        2005
                                                                    ------------

      Raw Materials                                                 $        216
      Work In Process                                                        186
      Finished Goods                                                          58
                                                                    ------------
                                                                    $        460
                                                                    ============

                                                                 SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)

NOTE 6 -Property and Equipment

                                                                    December 31,
                                                                    ------------
                                                                        2005
                                                                    ------------
      Cost:
      Computer and peripheral equipment                             $         89
      Office furniture and equipment                                          12
                                                                    ------------
                                                                             101
                                                                    ------------
      Accumulated depreciation:
      Computer and peripheral equipment                                       47
      Office furniture and equipment                                           6
                                                                    ------------
                                                                    $         53
                                                                    ------------
      Property and Equipment, net                                   $         48
                                                                    ============

      Depreciation expenses for the years ended December 31, 2005 and 2004 amounted to $8 and $4 respectively.

NOTE 7 -Long -term and Short-term Loans

      a. In August 2004 the Company renegotiated with a lender the extension of the scheduled maturity date of indebtedness in the principal amount of $140 that was originally scheduled to mature on October 12, 2005. The maturity of $100 of the original principal amount of this indebtedness was extended to March 31, 2006 and, on December 22, 2005, $47 of the remaining principal amount and accrued interest was repaid. In consideration of the extension of the principal amount of $100, the Company paid to the lender a one time arrangement fee of $19.5 and issued to the holder of the debt a three year warrant to purchase up to 15,000 shares of the Company's Common Stock at a per share price of $0.75.

            For financial reporting purposes, the company recorded a discount of $8 to reflect the value of the warrants and amortized this amount to the date of maturity.

      b. In April 2005, the Company commenced a private placement (the "2005 Private Placement") to certain accredited investors of up to $1,150 of units of its securities, with each unit comprised of (i) the Company's 18 month 6% promissory note and (ii) three year warrants to purchase up to such number of shares of the Company's Common Stock as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85. The Company subsequently increased to $1,500 the amount that can be raised under the 2005 Private Placement. As of December 2005, the Company raised the maximum amount of the 2005 Private Placement. Approximately $450 in principal amount of the notes issued in connection with the 2005 Private Placement are scheduled to mature during fiscal year 2006.

            For financial reporting purposes, the company recorded a discount of $949 to reflect the value of the warrants and amortized this amount to the date of maturity.

                                                                 SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)

NOTE 7 -Long -term and Short-term Loans (Cont.)

      c. In September 2005 the Company negotiated with a lender a loan in the principal amount of $100 plus a one time arrangement fee of $10. This loan was repaid in January 2006. The Company also issued to the holder of the debt a three year warrant to purchase up to 25,000 shares of the Company's Common Stock at a per share price of $0.75.

            For financial reporting purposes, the company recorded a discount of $14 to reflect the value of the warrants and amortized this amount to the date of maturity.

      d.    Repayment of Outstanding Debt

            In April 2004, prior to the consummation of the Acquisition Transaction, SPO Ltd. issued to each of two entities its one-year promissory note in the principal amount of $57.5 in consideration of funds loaned to SPO Ltd. to cover certain costs incurred in connection with the Acquisition Transaction. Interest accrued on the loans at a per annum rate of 10% through maturity. The notes were not repaid at maturity.

            On November 10, 2005, the Company paid $144 to the note holders in full settlement of all obligations under these notes. This amount included $27 in interest, charged by the lenders at the rate 18% per annum retroactive to November 2004 as required under the default terms of the notes.

NOTE 8 -Convertible Notes

      In January 2005, the Company issued to 10 investors its convertible promissory note (collectively the "Notes") in the aggregate principal amount of $300. The Notes, bear interest at an annual rate of 8% and are payable on September 30, 2006. At the election of the holder, the Notes are convertible into the Company's Common Stock at a per share price (the "Exercise Price") equal to the lesser of (i) 60% of the per share purchase price of any Company security subsequently sold by the Company and (ii) $0.705.

      The Company determined that the convertible notes contained embedded derivatives. Derivatives instruments are contractual commitments or payment exchange agreements between counterparties that derive their value from an underlying asset, liability or equity, depending on their characteristics. The Company determined each derivative component should be recorded as a liability. The Company valued the derivative components using the Black Scholes model. The value of the derivatives as of December 31, 2005 is $410. The derivatives will be revalued at each reporting period. Charge for the year 2005 was $257.

      In addition, the Company issued to three of the holders of these Notes, as compensation for the amounts raised from the Notes, warrants, exercisable through April 21, 2008, to purchase such number of shares of Common Stock as is determined by dividing $30 by the Exercise Price.

                                                                 SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)

NOTE 9 -Accrued Expenses and other liabilities

                                                                    December 31,
                                                                    ------------
                                                                        2005
                                                                    ------------

      Accrued expenses  pre merger                                  $        263
      Royalties                                                               61
      Other accrued expenses                                                 210
                                                                    ------------
                                                                    $        534
                                                                    ============

NOTE 10 -Accrued Severance Pay

      The Company's liability for severance pay is calculated in accordance with Israeli law based on the latest salary paid to employees and the length of employment in the Company. The Company's liability for severance pay is fully provided for. Part of the liability is funded through individual insurance policies. The policies are assets of the Company and, under labor agreements, subject to certain limitations, they may be transferred to the ownership of the beneficiary employees.

      Severance pay expenses (income) for the years ended December 31, 2005 and 2004 were $136 and ($160) respectively.

NOTE 11 -Stockholders Equity

      a.    Equity Incentive Plans

            In April 2005, the Company adopted the 2005 Equity Incentive Plan (the "2005 Plan"). A total of 1.75 million shares of Common Stock were originally reserved for issuance under the 2005 Plan. The 2005 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2005 Plan also permits cash payments under certain conditions. The compensation committee of the Board of Directors is responsible for determining the type of award, when and to who awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant. Vesting periods range from immediately to four years.

            In April 2005, the Company adopted the 2005 Non-Employee Directors Stock Option Plan (the "2005 Directors Plan") providing for the issuance of up to 400,000 shares of Common Stock to non-employee directors. Under the 2005 Directors Plan, only non-qualified options may be issued and they will be exercisable for a period of six years from the date of grant.

            The options granted vest over periods of up to five years from the date of the grant. Most of the options granted in previous years expire after 10 years from the date of the grant while most of the options granted in 2005 expire after 6 years. With respect to options granted at exercise prices below the fair market value of the underlying shares at the date of grant, deferred compensation totaling $407 is recorded and charged to earnings over the vesting period of the options in accordance with APB 25 and FIN 44.

                                                                 SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)

NOTE 11 -Stockholders Equity (Cont.)

      a.    Equity Incentive Plans (Cont.)

            Under the 1998 Stock Option Plan (the "1998 Plan") for employees of SPO Ltd., there were options to purchase up to 253,000 ordinary shares of the Company may be granted at an exercise price that shall be determined by the Stock Option Committee appointed by the Board of Directors of the Company. The options granted were exercisable on the date and for the number of shares provided in the option agreement. Under the 1998 Plan, options expire ten years from the date of the grant. In January 1999 the Company granted to the Company's Chief Executive Officer options to purchase up to 120 ordinary shares of the Company pursuant to his employment agreement and the 1998 Plan. The options had an exercise price of New Israeli Shekels (NIS) of 1.00 and vested over two years. In connection with this issuance, the Company recorded a stock-based compensation expense totaling $133. All of the options were exercised during 1999 and 2000.

            On October 18, 2004 the Company granted to the Company's Chief Technology Officer fully vested stock options to purchase 90,978 ordinary shares of the Company at an exercise price of NIS 0.01 per share under Company's 1998 Stock Option Plan. In connection with this issuance, the Company recorded a stock-based compensation expense totaling $567.

            Pursuant to the Restated Exchange Agreement, in connection with the Acquisition Transaction, in April 2005, the above referenced options were exchanged for fully vested options to purchase up to 168,275 shares of the Company's Common Stock at a per share exercise price of $0.01.

            In addition to the options granted under the stock option plans discussed above, the Company has issued options outside of the plans, pursuant to various employment and consulting agreements.

      b.    Stock Options:

            As of December 31, 2005 an aggregate of 1,130,000 options remain available for future grants under the Company's 2005 Plan and 2005 Directors Plan.

            The following is a summary of the Company's outstanding options and warrants.

                                                         December 31, 2005
                                                   -----------------------------
                                                                      Weighed
                                                                      Average
                                                    Amount of        Exercise
                                                     Options           Price
                                                   ------------     ------------

      Outstanding at the beginning of the year               --               --

      Granted                                         1,020,000     $       0.44
      Forfeited                                              --               --
                                                   ------------     ------------

      Outstanding at the end of the year              1,020,000     $       0.44
                                                   ============     ============

      Exerciseable at the end of the year               605,000     $       0.46
                                                   ============     ============

                                                                 SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)

NOTE 11 -Stockholders Equity (Cont.)

      b.    Stock Options: (Cont.)

            The options outstanding as of December 31, 2005, have been separated into ranges of exercise price as follows:

                                                                                                     Weighted
                                  Options         Weighted                         Options            average
                                outstanding       average          Weighted       exercisable        exercise
                                   as of         remaining         average          as of            price of
                                December 31     contractual        exercise       December 31         options
      Range of exercise price      2005         life (years)         price           2005           exercisable
                               ------------     ------------     ------------     ------------     ------------
      $0.5-$0.55                    300,000             9.42     $       0.05          150,000     $       0.05
      $0.60                         720,000             9.98     $       0.60          455,000     $       0.60
                               ------------     ------------     ------------     ------------     ------------
                                  1,020,000             9.82     $       0.44          605,000     $       0.46
                               ============     ============     ============     ============     ============

      c.    Stock warrants

            The Company has issued warrants as follows:

                                         Outstanding                            Exercisable
                                            as of             Exercise             as of
                                           December             Price             December             Exercisable
            Issuance date                  31, 2005               $              31, 2005               through
                                         -----------          --------          -----------            -----------
            May 2005(1)                     88,236               0.85              88,236             May 2008
            June 2005(1)                   382,354               0.85             382,354             June 2008
            July 2005 (1)                  117,648               0.85             117,648             September 2008
            September 2005 (2)              40,000               0.75              40,000             September 2008
            September 2005(1)              910,003               0.85             910,003             November 2008
            November 2005 (3)              406,925               0.01             406,925             November 2008
            November 2005 (1)              152,942               0.85             152,942             December 2008
            December 2005 (1)              117,648               0.85             117,648
                                       -----------                            -----------
                          (4)            2,215,756                              2,215,756
                                       ===========                            ===========

            (1)   Issued to investors in the private placement
            (3)   Warrants issued to other lenders
            (4)   Warrants issued to service providers
            (5) This table does not include the 785,714 warrants that would result from the promissory notes issued in January 2005 see note 8.

      d.    Dividends

            In the event that dividends are declared in the future, such dividends will be paid in U.S. dollars.

            The Company does not intend to pay cash dividends in the foreseeable future.

                                                                 SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)

NOTE 12 -Deferred Taxes

            a. Measurement of taxable income under the Income Tax Law (Inflationary Adjustments), 1985:

                  The results for tax purposes of the Israeli subsidiary are measured in terms of earnings in NIS, after certain adjustments for increases in the Israeli Consumer Price Index ("CPI"). As explained in Note 3c, the financial statements are measured in U.S. dollars. The difference between the annual change in the Israeli CPI and in the NIS/dollar exchange rate causes a further difference between taxable income and the income before taxes shown in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided deferred income taxes on the difference between the functional currency and the tax bases of assets and liabilities at the Israeli subsidiary.

            b. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

                  In accordance with SFAS No. 109, the components of deferred income taxes are as follows:

                                                                  December 31,
                                                                      2005
                                                                  ------------
                  Tax on net operating losses carryforward        $      1,086
                  Less - valuation allowance                            (1,086)
                                                                  ------------
                                                                  $         --
                                                                  ============

            c. Company has provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future

                  Net operating loss carryforwards as of December 31, 2005 are as follows:

                                                                    December 31,
                                                                        2005
                                                                    ------------
                  Israel                                            $      3,396
                  USA                                                        192
                                                                    ------------
                  Total                                             $      3,588
                                                                    ============

                  Net operating losses in Israel may be carried forward indefinitely. Net operating losses in the U.S. are available through 2025.

                                                                 SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
U.S. dollars in thousands (except share data)

NOTE 13 -Commitments and Contingencies

      Lease Commitments

      The Company maintains its principal offices in the Warner Gateway campus in Warner Center, Woodland Hills, CA, USA. The offices are leased at a monthly cost of approximately $2.5 and cover a square area of 430 square feet. The lease period for this office terminates in April 2006. The Company intends to maintain the lease of the premises on a month to month basis. The offices provide accommodation for sales, internal administrative and external customer support operations.

      Research and development continue to be performed at the premises in Ashkolon, Israel, which are comprised of laboratory and development facility covering a square area of 1506 square feet. In addition, the Company sub-leases a smaller facility of 1205 square feet in Kfar Saba, Israel. for local administrative staff. The facilities in Ashkolon, Israel are leased pursuant to a lease agreement into which SPO Ltd. entered that runs through July 2006 at an approximate per month rate of $1. The administrative facilities in Israel are leased by SPO Ltd. pursuant to a lease agreement that runs through January 2007 at an approximate per month rate of $0.7.

      Government of Israel

      The Company's subsidiary, SPO Ltd., is committed to pay royalties of 3% to the Government of Israel on proceeds from the sale of products, the research and development of which the Government has participated in by way of grants, up to the amount of 100%-150% of the grants received plus interest at LIBOR (in dollar terms). The royalties are payable at a rate of 4% for the first three years of product sales and 4.5% thereafter. The total amount of grants received or accrued, net of royalties paid or accrued, as of December 31, 2005 was $1,414. The refund of the grants is contingent upon the successful outcome of the research and development and the attainment of sales. The Company has no obligation to refund these grants, if sales are not generated. The financial risk is assumed completely by the Government of Israel. The grants are received from the Government on a project by project basis. If the project fails the Company has no obligation to repay any grant received for the specific unsuccessful or aborted project. As of December 31, 2005 the Company has provided for $62 in royalties payable against such grants.

NOTE 14- Subsequent Events

      On February 1, 2006 Company entered into an agreement for a line of credit with a lender who has previously advanced funds to the Company in the amount of $150. The terms of the loan provide that the credit line, subject to certain terms, may be extended to a maximum of $300 at the discretion of the lender. Pursuant to this line of credit, in February 2006 the Company borrowed the principal amount of $150. One quarter of the principal amount of the loan plus interest at prime plus 4% is repayable every three calendar months over the 12 calendar month period following the draw-down.

      In February 2006 the Company entered into a one year Agreement with a consultant for consulting services relating to the development of financial and strategic business relationships. In connection therewith, the Company issued to such consultant warrants exercisable through February 2010 to purchase up to 500,000 shares of the Company's Common Stock at a per share exercise price of $.01. This option was exercised in full on February 22, 2006.

      In March 2006, the Company raised $485 in gross proceeds from the sale of its Common Stock.