Form 10QSB
period 2006-03-31
SPO Medical Inc
filed 2006-05-22
CIK 716778

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2006; or

      |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act). Yes |_| No |X|.

As of May 18, 2006, SPO Medical Inc. had outstanding 17,529,433 shares of common stock, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                                   INDEX PAGE
                         PART I -- FINANCIAL INFORMATION


                                                                            PAGE

Forward Looking Statements                                                  (ii)

Item 1 - Financial Statements

         Consolidated Balance Sheet March 31, 2006 (unaudited) and
             December 31, 2005                                                 1

         Unaudited Consolidated Statements of Operations for three
             months ended March 31, 2006 and 2005                              2

         Unaudited Consolidated Statements of Changes in Shareholders'
             Deficiency                                                        3

         Unaudited Consolidated Statements of Cash Flows for the three
             months ended March 31, 2006 and 2005                              4

         Notes to Consolidated Financial Statements                            5

Item 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         7

Item 3 - Controls and Procedures                                              11

                          PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings                                                    11

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds          11

Item 3 - Defaults upon Senior Securities                                      11

Item 4 - Submission of Matters to a Vote of Security Holders                  12

Item 5 - Other Information                                                    12

Item 6 - Exhibits                                                             12

SIGNATURES

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

                                      (ii)

                                                                SPO MEDICAL INC.
                                                              AND ITS SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS

                                                              MARCH 31, 2006
                                                                UNAUDITED
                                                                ---------


ASSETS
CURRENT ASSETS
Cash and cash equivalents                                           $    606
Trade receivables                                                        318
Other accounts receivable and prepaid expenses                            52
Inventories                                                              552
                                                                 -----------
                                                                    $  1,528
LONG-TERM INVESTMENTS
Deposits                                                                  11
Severance pay fund                                                       136
                                                                 -----------
                                                                         147

PROPERTY AND EQUIPMENT, NET                                               75
                                                                 -----------

TOTAL ASSETS                                                        $  1,750


LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Short-term loans                                                    $    825
Short-term convertible loans                                             651
Trade payables                                                           349
Employees and payroll accruals                                           177
Other payables and accrued expenses                                      472
                                                                 -----------
                                                                       2,474

LONG-TERM LIABILITIES
Long term loans                                                          104
Accrued severance pay                                                    261
                                                                 -----------
                                                                         365

STOCKHOLDERS' DEFICIENCY
Stock capital                                                            175
Additional paid-in capital                                             5,458
Payments on account of shares                                            485
Accumulated deficit                                                  (7,207)
                                                                 -----------
                                                                     (1,089)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      $  1,750
                                                                 ===========


              The accompanying notes to these financial statements
                         are an integral part thereof.

                                                                SPO MEDICAL INC.
                                                              AND ITS SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS EXCEPT SHARE DATA


                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                           ----------------------------------
                                                               2006                2005
                                                           -------------       -------------
                                                                      UNAUDITED,

REVENUES                                                   $        701        $        373
Cost of revenues                                                    352                 154
                                                           -------------       -------------

Gross profit                                                        349                 219
                                                           -------------       -------------

Operating expenses
  Research and development, net                                     170                  97
  Selling and marketing                                             141                 112
  General and administrative                                        220                 106
Merger expenses                                                       -                  37
                                                           -------------       -------------
Total operating expenses                                            531                 352
                                                           -------------       -------------

OPERATING LOSS                                                      182                 133

Financial expenses, net                                             939                  58
                                                           -------------       -------------

LOSS FOR THE PERIOD                                        $      1,121                $191
                                                           =============       =============

Basic and diluted loss per ordinary share                  $      (0.06)       $      (0.06)
                                                           =============       =============

Weighted average number of shares
   outstanding used in computation of basic and
   diluted loss per share                                    18,382,715           3,210,032
                                                           =============       =============



              The accompanying notes to these financial statements
                         are an integral part thereof.


                                                                SPO MEDICAL INC.
                                                              AND ITS SUBSIDIARY

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS DEFICIENCY
--------------------------------------------------------------------------------
U.S. DOLLARS IN THOUSANDS
                                                            ADDITIONAL                     PAYMENTS ON
                                                SHARE        PAID-IN        DEFERRED        ACCOUNT OF  ACCUMULATED
                                               CAPITAL       CAPITAL      COMPENSATION        SHARES       DEFICIT      TOTAL
                                               --------     ----------    ------------       --------     ---------   ----------

BALANCE AS OF JANUARY 1, 2004                  $   501      $     927       $       -        $     -      $ (1,512)   $     (84)
Issuance of ordinary shares to consultants          99          1,272                                                     1,371
Stock-based compensation related to
  options granted to employee                                     283                                                       283
Stock-based compensation related to
  warrant granted to lender                                        78                                                        78
Beneficial conversion feature of
  convertible notes                                               115                                                       115
Net Loss                                                                                                    (2,536)      (2,536)
                                               --------     ----------    ------------       --------     ---------   ----------
BALANCE AS OF DECEMBER 31, 2004                    600          2,675               -              -        (4,048)        (773)
Issuance of ordinary shares upon
  conversion of loans                               35            224                                                       259
Warrants issued in private placements                             949                                                       949
Warrants issued in connection with loans                           22                                                        22
Deferred stock-based compensation related
to options granted to employees and
  consultants                                                     762            (762)                                        -
Amortization of deferred Stock-based
compensation related to options granted
  to employees                                                                    187                                       187
Amortization of deferred Stock-based
compensation related to options granted to
consultants                                                                       348                                       348
Reverse merger transaction and forward
split of issued share capital                     (465)           201                                                      (264)
Net Loss                                                                                                    (2,038)      (2,038)
                                               --------     ----------    ------------       --------     ---------   ----------
BALANCE AS OF DECEMBER 31, 2005                    170          4,833            (227)                      (6,086)      (1,310)
Deferred compensation reclassified due to
FAS 123R implementation for the first time                       (227)            227                                         -
Warrants issued in connection with loan                            66                                                        66
Deferred stock-based compensation related
to options granted to consultant                                  746                                                       746
Exercise of warrants by consultant                   5                                                                        5
Amortization of deferred Stock-based
compensation related to options granted to
employees                                                          40                                                        40
Payments on account of shares                                                                    485                        485
Net Loss                                                                                                    (1,121)      (1,121)
                                               --------     ----------    ------------       --------     ---------   ----------
BALANCE AS OF MARCH 31, 2006                   $   175      $   5,458       $       -        $   485      $ (7,207)   $  (1,089)
                                               --------     ----------    ------------       --------     ---------   ----------



              The accompanying notes to these financial statements
                          are an integral part thereof.

                                                                SPO MEDICAL INC.
                                                              AND ITS SUBSIDIARY
  CONDENSED INTERIM STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
  U.S. DOLLARS IN THOUSANDS


                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          --------------------------------
                                                                             2006                2005
                                                                          -----------          -----------
                                                                                    UNAUDITED,
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period                                                       $   (1,121)          $     (191)
Adjustments to reconcile loss to net cash used in operating
  activities:
  Depreciation                                                                      7                    1
  Stock-based compensation expenses                                               950                    -
  Decrease in accrued severance pay, net                                          (4)                  (8)
  Increase in accrued interest payable on loans                                    35                   11

Changes in assets and liabilities:
  Increase in trade receivables                                                 (119)                 (99)
  Decrease (increase) in other receivables                                       (10)                    6
  Increase in inventories                                                        (92)                 (16)
  Increase (decrease) in accounts payable                                         124                  (4)
  Decrease in other payables and
  accrued expenses                                                               (40)                 (25)
                                                                          -----------          -----------
Net cash used in operating activities                                           (270)                (325)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in short-term investments                                                (1)                    -
Purchase of property and equipment                                               (34)                  (2)
                                                                          -----------          -----------
Net cash used in investing activities                                            (35)                  (2)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of stock capital                                                           5                    -
Receipt of short-term loans                                                       150                    -
Receipt of long-term loans                                                          -                  350
Repayment of short-term loans                                                   (222)                    -
Receipt of payments on account of shares                                          485                    -
                                                                          -----------          -----------
Net cash provided by financing activities                                         418                  350

Increase in cash and cash equivalents                                             113                   23
Cash and cash equivalents at the beginning of the period                          493                    9

Cash and cash equivalents at the end of the period                        $       606          $        32
                                                                          ===========          ===========
NON CASH TRANSACTIONS

Conversion of short term loans                                            $         -          $       259
                                                                          ===========          ===========


              The accompanying notes to these financial statements
                          are an integral part thereof.

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

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2006 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

NOTE 2 -GOING CONCERN

As reflected in the accompanying financial statements, the Company's operations for the three months ended March 31, 2006, resulted in a net loss of $1,121 and the Company's balance sheet reflects a net stockholders' deficit of $1,090. The Company's ability to continue operating as a "going concern" is dependent on its ability to raise sufficient additional working capital. Management's plans in this regard include raising additional cash from current and potential stockholders and lenders and increasing the marketing of its current and new products.

NOTE 3 - STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R). SFAS No. 123(R) requires employee share-based equity awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. If we had adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and income per share above. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. In the first quarter of 2006, we began to apply the prospective recognition method and implemented the provisions of SFAS No. 123(R). In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) became effective as of January 1, 2006.

NOTE 4:- NOTE

On February 1, 2005 the Company borrowed the principal amount of $150. This loan bears interest at an annual rate of prime plus 4% and is repayable in four equal installments every three calendar months through January 31, 2007. The Company issued to the holder of this indebtedness a three-year warrant to purchase up to 60,000 shares of Common Stock at a per share exercise price of $0.85.

NOTE 5: REPAYMENT OF OUTSTANDING DEBT

On September 6, 2005 the Company borrowed the principal amount of $100. The principal amount of this loan, plus $10 in respect of the arrangement fees was repaid on January 16, 2006. The Company issued to the holder of this indebtedness a three-year warrant to purchase up to 25,000 shares of Common Stock at a per share exercise price of $0.75.

 In August 2004 the Company negotiated with a lender the extension of the scheduled maturity date of indebtedness in the principal amount of $140 that was originally scheduled to mature on October 12, 2005. The maturity date of $100 of the original principal amount of this indebtedness was extended to March 31, 2006 and, on December 22, 2005, $47 of the remaining principal amount and accrued interest was repaid. In consideration of the extension of the principal amount of $100, the Company paid to the lender a one time arrangement fee of $20 and issued to the holder of the debt a three-year warrant to purchase up to 15,000 shares of the Company's Common Stock at a per share price of $0.75. On March 31, 2006 the principal amount of $100 was repaid in full.

NOTE 6: PRIVATE PLACEMENT

In January 2006, the Company entered into an agreement with an institutional investor for the private placement of 857,143 shares of its Common Stock for gross proceeds of $600 (prior to the payment of placement related expenses aggregating approximately to $20). During the three months ended March 31, 2006, the Company received $485 in gross proceeds from the agreed upon amount. The remaining proceeds were received through May 2006. See Note 7 (Subsequent Event).

NOTE 7: SUBSEQUENT EVENT

In April and May 2006, the Company received $50 in gross proceeds in respect of the amounts due to it under the private placement referred to in Note 6 (Private Placement).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005.

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

Revenue Recognition

         We generate revenues from sales of our products. Revenues are recognized when delivery has occurred, persuasive evidence of an arrangement exists, the vendor's fee is fixed or determinable, no further obligation exists and collection of is probable and there are no remaining significant obligations. Delivery is considered to have occurred upon delivery of products to the reseller.

Inventory Valuation

         Inventories are stated at the lower of cost or market. Cost is determined as follows: raw materials, components and finished products - on the first in first out (FIFO) basis. Work-in-process - on the basis of direct manufacturing costs.

Stock-based compensation

         In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R). SFAS No. 123(R) requires employee share-based equity awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods. If we had adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and income per share above. SFAS No. 123(R) allows for either prospective recognition of compensation expense or retrospective recognition. In the first quarter of 2006, we began to apply the prospective recognition method and implemented the provisions of SFAS No. 123(R). In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). SFAS No. 123(R) will be effective for us beginning in the first quarter of fiscal 2006

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2006 AND THE THREE MONTHS ENDED MARCH 31, 2005

         REVENUES. Revenues are currently derived primarily from sales of our PulseOX 5500 TM and Check Mate TM designed for the medical, homecare and sports markets. Revenues for the three months ended March 31, 2006 and 2005 were $701,000 and $373,000, respectively. The increase in revenues during the 2006 period reflected increased sales of our products.

         Under the current marketing strategy we rely on a limited number of resellers in the United States, Europe and Asia to distribute our products. One of these resellers accounted for a significant part of the revenues that we have recorded to date. The loss of, or the significant decrease in purchases by this reseller could have a material adverse effect on our results of operation.

         COSTS OF REVENUES. Costs of revenues for the three months ended March 31, 2006 and 2005 were $352,000 and $154,000, respectively. Cost of revenues include all costs related to manufacturing and selling products and services and consist primarily of direct material costs and salaries and related expenses for personnel. This increase in cost of revenues during the 2006 period is primarily attributable to the increase in sales of our products and costs associated with additional quality control processes on the introduction of new components into the products.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties and are net of any government grants and development fees charged to third parties. Research and development expenses for the three months ended March 31, 2006 and 2005 were $170,000 and $97,000, respectively. The increase in research and development expenses during the 2006 period as compared to the 2005 period is primarily attributable to increased salary expenses and non cash expenses that we recorded as a result of the implementation of FAS123R as well as expenses incurred in connection with our continuing product enhancement efforts as well development costs associated with new product development.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, sales support, travel and related expenses. Selling and marketing expenses for the three months ended March 31, 2006 and 2005 were $141,000 and $112,000, respectively. The increase in selling and marketing expenses during the 2006 period is primarily attributable to non cash expenses that we recoded as a result of the implementation of FAS123R as well as increases in compensation costs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal, accounting services. General and administrative expenses for the three months ended March 31, 2006 and 2005 were $220,000 and $106,000 respectively. The increase in general and administrative expenses during the 2006 period as compared to the 2005 period is primarily attributable to higher compensation costs that we incurred in connection with the hiring of new employees during 2005 and 2006 and other increased compensation costs, increased accounting, legal and other professional expenses and non cash expenses that we recorded as a result of the implementation of FAS123R.

         FINANCIAL EXPENSES, NET. Financial expense net, for the three months ended March 31, 2006 and 2005 were $939,000 and $58,000 respectively. The increase in financial expenses, net, during the three months ended March 31, 2006 is primarily attributable to non-cash expenses that we recorded in respect of deferred compensation benefits as well the interest accrued on the loans advanced to the company since April 2005.

         NET LOSS. For the three months ended March 31, 2006 and 2005 we had a net loss of $1,121,000 and $191,000, respectively. The increase in net loss during the three months ended March 31, 2006 is primarily attributable to the non-cash expense that we recorded during the period and discussed above under "Financial Expenses, Net".

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2006, we had cash and cash equivalents of approximately $606,000, compared to $493,000 at December 31, 2005.

         We generated negative cash flow from operating activities of approximately $270,000 during the three months ended March 31, 2006 compared to $325,000 for the three months ended March 31, 2005.

         From inception, we have financed our operations primarily from the sale of our securities. Our recent financings are discussed below.

         In April 2005 we raised $1,544,000 from the private placement to certain accredited of certain units of our securities, with each unit comprised of (i) an 18 month 6% Promissory Note and (ii) three year warrants to purchase up to such number of shares of our Common Stock of the Company as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85, at a per share exercise price of $0.85.

         On February 1, 2006 the Company borrowed the principal amount of $150,000. This loan bears interest at an annual rate of prime plus 4% and is repayable in four equal installments every three calendar months through January 31, 2007. The Company issued to the holder of this indebtedness a three year warrant to purchase up to 60,000 shares of Common Stock at a per share exercise price of $0.85.

         In January 2006 we and an institutional investor entered into an agreement pursuant to which we agreed to sell to such investor shares of our Common Stock for aggregate gross proceeds of $600,000. During the three months ended March 31, 2006, we received $485,000 in gross proceeds in respect of this private placement and, in April and May 2006, an additional $50,000 of the remaining gross proceeds due were remitted to us.

         In addition to the funds we raised, in December 2005, we obtained an extension of nine months to the scheduled maturity of our convertible promissory notes (collectively the "Notes") in the aggregate principal amount of $300,000. The Notes bear interest at an annual rate of 8% and are payable on September 30, 2006. At the election of the holder, the Notes are convertible into the Company's Common Stock at a per share price equal to the lesser of (i) 60% of the per share purchase price of any Company security subsequently sold by the Company and (ii) $0.705.

         We need to raise additional funds to be able to satisfy our cash requirements over the next twelve months. Product development, corporate operations and marketing expenses will continue to require additional capital. Our current revenue from operations is insufficient to cover our current operating expenses and projected expansion plans. We therefore are aggressively seeking additional financing through the sale of our equity and/or debt securities to satisfy future capital requirements until such time as we are able to generate sufficient cash flow from revenues to finance on-going operations. No assurance can be provided that additional capital will be available to us on commercially acceptable or at all. Our auditors included a "going concern" qualification in their auditors' report for the year ended December 31, 2005. While we have raised approximately $535,000 in gross proceeds from the sale of our debt securities to date since the beginning of 2006, such "going concern" qualification may make it more difficult for us to raise funds when needed. Additional equity financings may be dilutive to holders of our Common Stock.

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

         CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended March 31, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         During the three months ended March 31, 2006, we issued unregistered securities as follows:

         (i) In February 2006, we issued to a service provider warrants, exercisable over four-years from the date of issuance, to purchase up to 500,000 shares of our Common Stock at a per share exercise price of $0.01. The warrants were vested on issuance. In February 2006, the warrants were exercised in full upon payment of the aggregate exercise price of $5,000.

         (ii) In connection with an advance of $150,000 made to us in February 2005, we issued to the lender a three year warrant to purchase up to 60,000 shares of Common Stock at a per share exercise price of $0.85.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.


10.1 Stock Purchase Agreement dated as of January 10, 2006 between SPO Medical Inc. and the investor specified therein.

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


DATE: May 22, 2006             SPO MEDICAL INC.


                               /s/ MICHAEL BRAUNOLD
                               -------------------------------------
                               MICHAEL BRAUNOLD
                               PRESIDENT AND CHIEF EXECUTIVE OFFICER





PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER



DATE: May 22, 2006

                               BY /s/ JEFF FEUER
                               -------------------------------------
                               JEFF FEUER,
                               CHIEF FINANCIAL OFFICER
                               (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)