Form 10QSB
period 2006-06-30
SPO Medical Inc
filed 2006-09-19
CIK 716778

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2006; or

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

      As of September 15, 2006, SPO Medical Inc. had outstanding 18,386,576 shares of common stock, par value $0.01 per share.

      Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                                   INDEX PAGE
                         PART I -- FINANCIAL INFORMATION


                                                                            PAGE

Forward Looking Statements                                                  (ii)

Item 1 - Financial Statements

    Unaudited Consolidated Balance Sheet June 30, 2006                        1

    Unaudited Consolidated Statements of Operations for the
      six and three months ended June 30, 2006 and 2005                       2

    Unaudited Consolidated Statements of Changes in Stockholders'
      Deficiency                                                              3

    Unaudited Consolidated Statements of Cash Flows for
      the six and three months ended June 30, 2006 and 2005                   4

    Notes to Consolidated Financial Statements                                5

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8

Item 3 - Controls and Procedures                                             11

                          PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings                                                   11

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds         11

Item 3 - Defaults upon Senior Securities                                     11

Item 4 - Submission of Matters to a Vote of Security Holders                 11

Item 5 - Other Information                                                   12

Item 6 - Exhibits                                                            12

SIGNATURES                                                                   13

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

                                                              JUNE 30, 2006
                                                                UNAUDITED
                                                                ---------

ASSETS
CURRENT ASSETS
Cash and cash equivalents                                       $     575
Trade receivables                                                     451
Other accounts receivable and prepaid expenses                         48
Inventories                                                           502
                                                                ---------
                                                                $   1,576
LONG-TERM INVESTMENTS
Deposits                                                               11
Severance pay fund                                                    167
                                                                ---------
                                                                      178

PROPERTY AND EQUIPMENT, NET                                            70
                                                                ---------

TOTAL ASSETS                                                    $   1,824
                                                                =========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Short-term loans                                                $   1,165
Short-term convertible loans                                          722
Trade payables                                                        317
Employees and payroll accruals                                        191
Other payables and accrued expenses                                   601
                                                                ---------
                                                                    2,996

LONG-TERM LIABILITIES
Accrued severance pay                                                 290

STOCKHOLDERS' DEFICIENCY
Stock capital                                                         184
Additional paid-in capital                                          6,146
Accumulated deficit                                                (7,792)
                                                                ---------
                                                                   (1,462)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  $   1,824
                                                                =========

The accompanying notes to these financial statements are an integral part thereof.

                                SPO MEDICAL INC.
                               AND ITS SUBSIDIARY
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                   U.S. DOLLARS IN THOUSANDS EXCEPT SHARE DATA


                                                         SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                              JUNE 30,                          JUNE 30,
                                                   -----------------------------     -----------------------------
                                                       2006             2005             2006             2005
                                                   ------------     ------------     ------------     ------------
REVENUES                                           $      1,591     $        742     $        890     $        368
Cost of revenues                                            829              335              459              166
                                                   ------------     ------------     ------------     ------------

Gross profit                                                762              407              431              202
                                                   ------------     ------------     ------------     ------------
Operating expenses
  Research and development, net                             345              259              193              177
  Selling and marketing                                     302              236              161              124
  General and administrative                                519              334              299              228

Merger expenses                                              --              251               --              213
                                                   ------------     ------------     ------------     ------------

Total operating expenses                                  1,166            1,080              653              742
                                                   ------------     ------------     ------------     ------------

OPERATING LOSS                                              404              673              222              540

Financial expenses, net                                   1,302               99              363               41
                                                   ------------     ------------     ------------     ------------

LOSS FOR THE PERIOD                                $      1,706     $        772     $        585     $        581
                                                   ============     ============     ============     ============

Basic and diluted loss per ordinary share          $      (0.09)    $      (0.04)    $      (0.03)    $      (0.03)
                                                   ============     ============     ============     ============

Weighted average number of shares
   outstanding used in computation of basic and
   diluted loss per share                            18,410,096       17,475,790       18,487,477       17,475,790
                                                   ============     ============     ============     ============


The accompanying notes to these financial statements are an integral part thereof.

                                SPO MEDICAL INC.
                               AND ITS SUBSIDIARY
           CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIENCY
--------------------------------------------------------------------------------
                            U.S. DOLLARS IN THOUSANDS

                                                                ADDITIONAL
                                                     SHARE        PAID-IN      DEFERRED     ACCUMULATED
                                                    CAPITAL       CAPITAL    COMPENSATION     DEFICIT         TOTAL
                                                    -------       -------       -------       -------       -------
BALANCE AS OF JANUARY 1, 2004                       $   501       $   927       $    --       $(1,512)      $   (84)
Issuance of ordinary shares to consultants               99         1,272            --            --         1,371
Stock-based compensation related to
  options granted to employee                            --           283            --            --           283
Stock-based compensation related to
  warrant granted to lender                              --            78            --            --            78
Beneficial conversion feature of
  convertible notes                                      --           115            --            --           115
Net Loss                                                 --            --            --        (2,536)       (2,536)
                                                    -------       -------       -------       -------       -------
BALANCE AS OF DECEMBER 31, 2004                         600         2,675            --        (4,048)         (773)
Issuance of ordinary shares upon
  conversion of loans                                    35           224            --            --           259
Warrants issued in private placements                    --           949            --            --           949
Warrants issued in connection with loans                 --            22            --            --            22
Deferred stock-based compensation related
  to options granted to employees and
  consultants                                            --           762          (762)           --            --
Amortization of deferred Stock-based
  compensation related to options granted
  to employees                                           --            --           187            --           187
Amortization of deferred Stock-based
compensation related to options granted to
consultant                                               --            --           348            --           348
Reverse merger transaction and  forward
split of issued share capital                          (465)          201            --            --          (264)
Net Loss                                                 --            --            --        (2,038)       (2,038)
                                                    -------       -------       -------       -------       -------
BALANCE AS OF DECEMBER 31, 2005                         170         4,833          (227)       (6,086)       (1,310)
Deferred compensation reclassified due to
FAS 123R implementation for the first time               --          (227)          227            --            --
Warrants issued in connection with loan                  --            66            --            --            66
Amortization of deferred stock-based
compensation related to options granted to
consultants                                              --           749            --            --           749
Exercise of warrants by consultant                        5            --            --            --             5
Amortization of deferred Stock-based
compensation related to options granted to
employees                                                --            83            --            --            83
Amortization of deferred Stock-based
compensation related to options granted to
directors                                                --            71            --            --            71
Issuance of ordinary shares                               9           571            --            --           580
Net Loss                                                 --            --            --        (1,706)       (1,706)
                                                    -------       -------       -------       -------       -------
BALANCE AS OF JUNE 30, 2006                         $   184       $ 6,146       $    --       $(7,792)      $(1,462)
                                                    -------       -------       -------       -------       -------


The accompanying notes to these financial statements are an integral part thereof

                                SPO MEDICAL INC.
                               AND ITS SUBSIDIARY
                   CONDENSED INTERIM STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                            U.S. DOLLARS IN THOUSANDS

                                                                 SIX MONTHS ENDED          THREE MONTHS ENDED
                                                                     JUNE 30,                    JUNE 30,
                                                              ---------------------       ---------------------
                                                                2006          2005          2006          2005
                                                              -------       -------       -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period                                           $(1,706)      $  (772)      $  (585)      $  (581)
Adjustments to reconcile loss to net cash used in
  operating activities:
  Depreciation                                                     12             3             5             2
  Stock-based compensation expenses                               902            82           117            82
  Amortization of loan discounts                                  477           312
  Increase (decrease) in accrued severance pay, net                (6)           97            (2)          105
  Increase in accrued interest payable on loans                    69            35            34            24

Changes in assets and liabilities:
  Increase in trade receivables                                  (252)          (61)         (133)         (238)
  Decrease (increase) in other receivables                         (6)          (11)            4            37
  Decrease (Increase) in inventories                              (42)         (255)           50           (16)
  Increase (decrease) in accounts payable                          92            50           (32)           54
  Decrease in other payables and accrued expenses                 103           129           143           154
                                                              -------       -------       -------       -------
Net cash used in operating activities                            (357)         (703)          (87)         (377)

CASH FLOWS FROM INVESTING ACTIVITIES


Decrease (Increase) in short-term investments                      (1)           33            --            32
Purchase of property and equipment                                (34)          (23)           --           (20)
                                                              -------       -------       -------       -------
Net cash used in investing activities                             (35)           10            --            12

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of stock capital                                         580            --            95            --
Exercise of warrants by consultant                                  5            --            --            --
Receipt of short-term loan                                         84            --            --            --
Proceeds on grant of exercisable warrants                          66            --            --            --
Receipt of long-term loan                                          --           815            --           464
Repayment of short-term loans                                    (261)          (25)          (39)          (25)
                                                              -------       -------       -------       -------
Net cash provided by financing activities                         474           790            56           439

Increase (decrease) in cash and cash equivalents                   82            97           (31)           74
Cash and cash equivalents at the beginning of the period          493             9           606            32
                                                              -------       -------       -------       -------

Cash and cash equivalents at the end of the period            $   575       $   106       $   575       $   106
                                                              =======       =======       =======       =======


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

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2006 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the three and six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

      Certain prior years' amounts have been reclassified in conformity with current year's financial statements.

NOTE 2 -GOING CONCERN

As reflected in the accompanying financial statements, the Company's operations for the six and three months ended June 30, 2006, resulted in a net loss of $1,706 and $585 respectively, and the Company's balance sheet reflects a net stockholders' deficit of $1,462. The Company's ability to continue operating as a "going concern" is dependent on its ability to raise sufficient additional working capital. Management's plans in this regard include raising additional cash from current and potential stockholders and lenders and increasing the marketing of its current and new products.

NOTE 3 - STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) which requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which provides the Staff's views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) in the six and three months ended June 30, 2006, had a material impact on the Company's consolidated results of operations, financial position and statement of cash flows.

SPO adopted the provisions of SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period. The Company previously applied Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations and provided the required pro forma disclosures of SFAS No. 123, "Accounting for Stock-Based Compensation". Prior to the adoption of SFAS No. 123(R), the Company provided the disclosures required under SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosures."

The pro-forma information for the six months and three months ended June 30, 2005 is as follows:

                                                SIX MONTHS      THREE MONTHS
                                                   ENDED            ENDED
                                                  JUNE 30,         JUNE 30,
                                                 ---------        ---------
                                                    2005             2005
                                                 ---------        ---------
                                                 UNAUDITED        UNAUDITED
                                                 ---------        ---------

Net loss, as reported                             $   772          $   581
Deduct: Total stock-based compensation
  expense determined under fair value
  method for all awards                                31               31
                                                  -------          -------

Pro forma net loss                                $   803          $   612
                                                  =======          =======
Basic and diluted net loss per share, as
 reported                                         $  0.04          $  0.03
                                                  =======          =======

Basic and diluted net loss per share, pro forma   $  0.05          $  0.03
                                                  =======          =======

NOTE 4:- NOTE

On February 1, 2006 the Company borrowed the principal amount of $150. This loan bears interest at an annual rate of prime plus 4% and is repayable in four equal installments every three calendar months (commencing June 30, 2006) through January 31, 2007. The Company issued to the holder of this indebtedness a three-year warrant to purchase up to 60,000 shares of Common Stock at a per share exercise price of $0.85. As of June 30, 2006, the Company repaid $39 representing principal and accrued interest then due.

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

NOTE 6: PRIVATE PLACEMENT

In January 2006, the Company entered into an agreement with an institutional investor for the private placement of 857,143 shares of its Common Stock for gross proceeds of $600 (prior to the payment of placement related expenses aggregating approximately to $20). The private placement was completed in June and the Common Stock has been issued is fully paid.

NOTE 7: SUBSEQUENT EVENT

In July 2006, the Company commenced a private placement of units of securities, with each unit comprised of (i) the Company's 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below. The principal and accrued interest are due in one balloon payment at the end of the twelve month period. Each purchaser of the note would receive warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any the offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. The maximum amount that can be raised under the offering is $550. As of the date of the filing of this quarterly report on Form 10-QSB, the Company has raised $385 in gross proceeds from this offering.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 REVENUES.

      Revenues are currently derived primarily from sales of our PulseOX 5500 TM and Check Mate TM designed for the medical, homecare and sports markets. Revenues for the three and six months ended June 30, 2006 were $890 and $1,591, respectively. Revenues for the corresponding periods in 2005 were $368 and $742, respectively. The increase in revenues during the 2006 periods reflected increased sales of our products.

      Under our current marketing strategy we rely on a limited number of resellers in the United States, Europe and Asia to distribute our products. One of these resellers accounted for a significant part of the revenues that we have recorded to date. The loss of, or the significant decrease in purchases by this reseller could have a material adverse effect on our results of operation.

      COSTS OF REVENUES. Costs of revenues for the three and six months ended June 30, 2006 were $459 and $829, respectively. Cost of revenues for the corresponding periods in 2005 were $166 and $335, respectively. Cost of revenues include all costs related to manufacturing and selling products and services and consist primarily of direct material costs and salaries and related expenses for personnel and royalties paid and accrued to third parties or government agencies. This increase in cost of revenues during the 2006 periods is primarily attributable to the increase in sales of our products and costs associated with additional quality control processes on the introduction of new components into the products.

      RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing and regulatory services, supplies used and consulting and license fees and are net of any government grants and development fees charged to third parties. Research and development expenses for the three and six months ended June 30, 2006 were $193 and $345, respectively. Research and development expenses for the corresponding periods in 2005 were $177 and $259, respectively. The increase in research and development expenses during the 2006 periods as compared to the 2005 periods is also attributable to increased salary expenses and non cash expenses that we recorded as a result of the implementation of FAS123R as well as expenses incurred in connection with our continuing product enhancement efforts as well development costs associated with new product development.

      SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, sales support, travel and related expenses. Selling and marketing expenses for the three and six months ended June 30, 2006 were $161 and $302, respectively. Selling and marketing expenses for the corresponding periods in 2005 were $124 and $236, respectively. The increase in selling and marketing expenses during the 2006 periods is also attributable to non cash expenses that we recorded as a result of the implementation of FAS123R as well as increases in compensation costs.

      GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal, accounting services. General and administrative expenses for the three and six months ended June 30, 2006 were $299 and $519 respectively. General and administrative expenses for the corresponding periods in 2005 were $228 and $334, respectively. The increase in general and administrative expenses during the 2006 periods as compared to the 2005 period is primarily attributable to higher compensation costs that we incurred in connection with the hiring of new employees during 2005 and 2006 and other increased compensation costs and non cash expenses that we recorded as a result of the implementation of FAS123R.

      FINANCIAL EXPENSES, NET. Financial expense net, for the three and six months ended June 30, 2006 were $363 and $1,302 respectively. Financial expenses for the corresponding periods in 2005 were $41 and $99, respectively. The increase in financial expenses, net, during the 2006 periods is primarily attributable to non-cash expenses that we recorded in respect of stock based compensation benefits as well the interest accrued on the loans advanced to the company since April 2005.

      NET LOSS. For the three and six months ended June 30, 2006 we had a net loss of $585 and $1,706, respectively. Net loss for the corresponding periods in 2005 were $581 and $772, respectively. The increase in net loss during the 2006 periods is primarily attributable to the non-cash expense s that we recorded in respect of deferred compensation benefits during these periods and which are discussed above under "Financial Expenses, Net".

LIQUIDITY AND CAPITAL RESOURCES

      At June 30, 2006, we had cash and cash equivalents of approximately $575, compared to $493 at December 31, 2005.

      We generated negative cash flow from operating activities of approximately $357 during the six months ended June 30, 2006 compared to $703 for the corresponding period in 2005.

      From inception, we have financed our operations primarily from the sale of our securities. Our recent financings are discussed below.

      On February 1, 2006 the Company borrowed the principal amount of $150. This loan bears interest at an annual rate of prime plus 4% and is repayable in four equal installments every three calendar months through January 31, 2007. The Company issued to the holder of this indebtedness a three year warrant to purchase up to 60,000 shares of Common Stock at a per share exercise price of $0.85. As of June 30, 2006, the Company repaid $39, representing principal and accrued interest then due.

      In January 2006 we and an institutional investor entered into an agreement pursuant to which we agreed to sell to such investor shares of our Common Stock at $0.70 per share for aggregate gross proceeds of $600. The private placement was completed in June, and the Common Stock has been issued is fully paid.

      In July 2006, we commenced a private placement of units of our securities comprised of our (i) 8% promissory note that becomes due 12 months following issuance and (ii) warrants as described below. The principal and accrued interest on the promissory is scheduled to be paid in one balloon payment at the end of the twelve month period. Each purchaser of the note would receive warrants, exercisable over a period of two years form the date of issuance, to purchase 16,250 shares of our Common Stock for each $25 of principal loaned, at per share exercise price equal to the lower of $1.50 or 35% less than any the offering price at an initial public offering of our Common Stock during the warrant exercise period. The maximum amount that we can raise under the offering is $550. As of the date of the filing of this quarterly report on Form 10-QSB, we have raised $385 in gross proceeds from this offering.

      In addition to the $1,500 we raised in December 2005 from the private placement of our debt instruments and warrants, we obtained an extension of nine months to the scheduled maturity of our convertible promissory notes (collectively the "Notes") in the aggregate principal amount of $300. The Notes bear interest at an annual rate of 8% and are payable on September 30, 2006. At the election of the holder, the Notes are convertible into our Common Stock at a per share price equal to the lesser of (i) 60% of the per share purchase price of any security subsequently sold by us and (ii) $0.705.

      We need to raise additional funds to be able to satisfy our cash requirements over the next twelve months. Product development, corporate operations and marketing expenses will continue to require additional capital. Our current revenue from operations is insufficient to cover our current operating expenses and projected expansion plans. We therefore are aggressively seeking additional financing through the sale of our equity and/or debt securities to satisfy future capital requirements until such time as we are able to generate sufficient cash flow from revenues to finance on-going operations. No assurance can be provided that additional capital will be available to us on commercially acceptable or at all. Our auditors included a "going concern" qualification in their auditors' report for the year ended December 31, 2005. While we have raised approximately $985 in gross proceeds from the issuance of our debt and equity securities since the beginning of 2006, such "going concern" qualification may make it more difficult for us to raise funds when needed. Additional equity financings may be dilutive to holders of our Common Stock.

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

      CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended June 30, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

      During the six months ended June 30, 2006, we issued unregistered securities as follows:

      (i) In June 2006, we issued 857,143 shares of our Common Stock to an accredited investor in consideration of $600 in gross proceeds.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Our annual meeting of stockholders was held on June 12, 2006. The following matters were voted on: (i) election of directors; and (ii) appointment of auditors. The vote tally was as follows:

(i) Proposal to Elect Directors to Serve until the 2007 Annual Meeting of Stockholders.

                                              FOR              WITHHOLD
                                           ----------          --------
          Michael Braunold                 15,113,907           1,240

          Sidney Braun                     15,114,661             486

          Pauline Dorfman                  15,114,661             486


(ii) Proposal to ratify the appointment of Brightman Almagor & Co., a member of Deloitte Touche Tohmatsu, as the Company's auditors for the year ending December 31, 2006.


              FOR               AGAINST         ABSTAIN      BROKER NON VOTES
           ----------           -------         -------      ----------------

           15,114,935             149              63               0


All Proposals received the requisite number of votes and were carried.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1  Certifications of Chief Executive Officer

31.2  Certifications of Chief Financial Officer

32.1  Section 1350 Certification

32.2  Section 1350 Certification

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer has caused this report to be signed by the undersigned thereunto duly authorized.

DATE: September 19, 2006           SPO MEDICAL INC.


                                   /s/ MICHAEL BRAUNOLD
                                   --------------------------------------------
                                   MICHAEL BRAUNOLD
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

DATE: September 19, 2006

                                   BY /s/ JEFF FEUER
                                   --------------------------------------------
                                   JEFF FEUER,
                                   CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)