Form 10QSB
period 2006-09-30
SPO Medical Inc
filed 2006-11-14
CIK 716778

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

MARK ONE

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2006; or

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

As of November 13, 2006, SPO Medical Inc. had outstanding 19,335,525 shares of common stock, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one) Yes |_| No |X|

                                   INDEX PAGE
                         PART I -- FINANCIAL INFORMATION


                                                                         PAGE

Forward Looking Statements                                               (ii)

Item 1 - Financial Statements

    Unaudited Consolidated Balance Sheet September 30, 2006                3

    Unaudited Consolidated Statements of Operations for the
      nine and three months ended September 30, 2006 and 2005              4

    Unaudited Statements of Changes in Stockholders'
      Deficiency                                                           5

    Unaudited Consolidated Statements of Cash Flows for
      the nine and three months ended September 30, 2006 and 2005          6

    Notes to Consolidated Financial Statements                             7

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         10

Item 3 - Controls and Procedures                                           13

                          PART II -- OTHER INFORMATION

Item 1 - Legal Proceedings                                                 13

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds       13

Item 3 - Defaults upon Senior Securities                                   13

Item 4 - Submission of Matters to a Vote of Security Holders               13

Item 5 - Other Information                                                 13

Item 6 - Exhibits                                                          14

SIGNATURES                                                                 15

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

                                                                   September 30,
                                                                        2006
                                                                     Unaudited
                                                                     ---------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                            $    854
Trade receivables                                                         534
Other accounts receivable and prepaid expenses                             89
Inventories                                                               662
                                                                     --------
                                                                     $  2,139
LONG-TERM INVESTMENTS
Deposits                                                                   11
Severance pay fund                                                        190
                                                                     --------
                                                                          201

PROPERTY AND EQUIPMENT, NET                                                86
                                                                     --------
Total assets                                                         $  2,426
-----                                                                ========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Short-term loans                                                     $    245
Trade payables                                                            318
Employees and payroll accruals                                            211
Other payables and accrued expenses                                       809
                                                                     --------
                                                                        1,583

Long-Term Liabilities
Long-term loans                                                         1,293
Accrued severance pay                                                     306
                                                                     --------
                                                                        1,599

STOCKHOLDERS' DEFICIENCY
Stock capital                                                             193
Additional paid-in capital                                              9,653
Accumulated deficit                                                   (10,602)
                                                                     --------
                                                                         (756)

Total liabilities and stockholders' deficiency                       $  2,426
-----                                                                ========


The accompanying notes to these financial statements are an integral part thereof.

                                SPO MEDICAL INC.
                               AND ITS SUBSIDIARY
             CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
                   U.S. dollars in thousands except share data


                                                              Nine months ended            Three months ended
                                                        ----------------------------    ----------------------------
                                                                September 30,                  September 30
                                                            2006            2005            2006           2005
                                                        ------------    ------------    ------------    ------------
                                                                  Unaudited                      Unaudited
                                                        ----------------------------    ----------------------------
Revenues                                                $      2,520    $      1,224    $        929    $        482

Cost of revenues                                               1,264             528             435             193
                                                        ------------    ------------    ------------    ------------

Gross profit                                                   1,256             696             494             289
                                                        ------------    ------------    ------------    ------------

Operating expenses
Research and development, net                                    549             399             204             140
Selling and marketing                                            463             377             161             141
General and administrative                                       716             545             197             211
Merger expenses                                                 --               251            --              --
                                                        ------------    ------------    ------------    ------------
Total operating expenses                                       1,728           1,572             562             492
                                                        ------------    ------------    ------------    ------------
Operating loss                                                   472             876              68             203

Financial expenses, net                                        4,044             182           2,742              83
                                                        ------------    ------------    ------------    ------------

Loss for the period                                     $      4,516    $      1,058    $      2,810    $        286
                                                        ============    ============    ============    ============

Basic and diluted loss per ordinary share               $      (0.24)   $      (0.06)   $      (0.15)   $      (0.02)
                                                        ============    ============    ============    ============

Weighted average number of shares outstanding used in
computation of basic and diluted loss per share           18,690,751      17,475,790      19,239,858      17,475,790
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

                                                              Additional
                                                     Stock      paid-in     Deferred  Accumulated
                                                    capital     capital   compensation  deficit      Total
                                                    --------    --------  ------------  --------    --------
Balance as of January 1, 2004                       $    501    $    927    $   --      $ (1,512)   $    (84)
Issuance of ordinary shares to consultants                99       1,272        --          --         1,371
Stock-based compensation related to options
  granted to employee                                   --           283        --          --           283
Stock-based compensation related to warrant
  granted to lender                                     --            78        --          --            78
Beneficial conversion feature of convertible
  notes                                                 --           115        --          --           115
Net Loss                                                --          --          --        (2,536)     (2,536)
                                                    --------    --------    --------    --------    --------
Balance as of December 31, 2004                          600       2,675        --        (4,048)       (773)
Issuance of ordinary shares upon conversion of
  loans                                                   35         224        --          --           259
Warrants issued in private placements                   --           949        --          --           949
Warrants issued in connection with loans                --            22        --          --            22
Deferred stock-based compensation related to
  options granted to employees and consultants          --           762        (762)       --          --
Amortization of deferred Stock-based compensation
  related to options granted to employees               --          --           187        --           187
Amortization of deferred Stock-based compensation
related to options granted to consultant                --          --           348        --           348
Reverse merger transaction and  forward split of
issued share capital                                    (465)        201        --          --          (264)
Net Loss                                                --          --          --        (2,038)     (2,038)
                                                    --------    --------    --------    --------    --------
Balance as of December 31, 2005                          170       4,833        (227)     (6,086)     (1,310)
Deferred compensation reclassified due to FAS
123R implementation for the first time                  --          (227)        227        --          --
Warrants issued in connection with loans                --           429        --          --           429
Deferred stock-based compensation related to
options granted to consultants                          --           752        --          --           752
Exercise of warrant by consultant                          5        --          --          --             5
Exercise of convertible note                               9         560        --          --           569
Benefit resulting from changes to warrant terms         --         2,534        --          --         2,534
Amortization of deferred Stock-based compensation
related to options granted to employees                 --           130        --          --           130
Amortization of deferred Stock-based compensation
related to options granted to directors                 --            71        --          --            71
Issuance of ordinary shares                                9         571        --          --           580
Net Loss                                                --          --          --        (4,516)     (4,516)
                                                    --------    --------    --------    --------    --------
Balance as of September 30, 2006, Unaudited         $    193    $  9,653    $   --      $(10,602)   $   (756)
                                                    --------    --------    --------    --------    --------

The accompanying notes to these financial statements are an integral part thereof.

                                SPO MEDICAL INC.
                               AND ITS SUBSIDIARY
                   CONDENSED INTERIM STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
                            U.S. dollars in thousands

                                                              Nine months ended     Three months ended
                                                              ------------------    ------------------
                                                                 September 30,         September 30,
                                                               2006       2005       2006        2005
                                                              -------    -------    -------    -------
                                                                  Unaudited             Unaudited
                                                              ------------------    ------------------
Cash Flows from Operating Activities
Loss for the period                                           $(4,516)   $(1,058)   $(2,810)   $  (286)
Adjustments to reconcile loss to net cash used in operating
  activities:
  Depreciation                                                     17          5          5          2
  Stock-based compensation expenses                               952         82         50       --
  Amortization of loan discounts, net                             625       --          148       --
  Benefit resulting from changes to warrant terms               2,534       --        2,534       --
  Increase (decrease) in accrued severance pay, net               (13)        93         (7)        (4)
  Increase in accrued interest payable on loans                   114         55         45         20

Changes in assets and liabilities:
  Decrease (increase) in trade receivables                       (335)       (36)       (83)        25
  Decrease (increase) in other receivables                        (47)        10        (41)        20
  Increase in inventories                                        (202)      (307)      (160)       (51)
  Increase in accounts payable                                     93         83          1         33
  Increase (decrease) in other payables and
  accrued expenses                                                331        115        228        (14)
                                                              -------    -------    -------    -------
Net cash used in operating activities                            (447)      (958)       (90)      (255)

Cash Flows from Investing Activities

Decrease in short-term investments                               --           33       --         --
Increase in long-term deposits                                     (1)        (5)      --           (5)
Purchase of property and equipment                                (55)       (29)       (21)        (7)
                                                              -------    -------    -------    -------
Net cash used in investing activities                             (56)        (1)       (21)       (12)

Cash Flows from Financing Activities

Issuance of ordinary shares, net                                  580       --         --         --
Exercise of warrant by consultant                                   5       --         --         --
Receipt of short-term loans                                       152        100         68        100
Receipt of long-term loans                                       --        1,536       --          721
Repayment of short-term loans                                    (301)       (40)       (40)       (15)
Proceeds on grant of exercisable warrants                         428       --          362       --
                                                              -------    -------    -------    -------
Net cash provided by financing activities                         864      1,596        390        806

Increase in cash and cash equivalents                             361        637        279        539
Cash and cash equivalents at the beginning of the period          493          8        575        106
                                                              -------    -------    -------    -------
Cash and cash equivalents at the end of the period            $   854    $   645    $   854    $   645
                                                              =======    =======    =======    =======
Non cash transactions:
Conversion of convertible notes                               $   569    $  --      $   569    $  --
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

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2006 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the three and nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

Certain prior years' amounts have been reclassified in conformity with current year's financial statements.

NOTE 2 -GOING CONCERN

As reflected in the accompanying financial statements, the Company's operations for the nine and three months ended September 30, 2006, resulted in a net loss of $4,596 and $2,890 respectively, and the Company's balance sheet reflects a net stockholders' deficit of $756. The Company's ability to continue operating as a "going concern" is dependent on its ability to raise sufficient additional working capital. Management's plans in this regard include raising additional cash from current and potential stockholders and lenders and increasing the marketing of its current and new products.

NOTE 3 - STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment." SFAS No. 123(R) which requires the Company to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107, which provides the Staff's views regarding interactions between SFAS No. 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. The adoption of SFAS No. 123(R) requires additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. The adoption of SFAS No. 123(R) in the nine and three months ended September 30, 2006, had a material impact on the Company's consolidated results of operations, financial position and statement of cash flows.

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

The pro-forma information for the nine months and three months ended September 30, 2005 is as follows:

                                                 NINE MONTHS     THREE MONTHS
                                                    ENDED            ENDED
                                                 September 30,   September 30,
                                                 ------------    ------------
                                                     2005            2005
                                                  ---------        ---------
                                                  UNAUDITED        UNAUDITED
                                                  ---------        ---------
 Net loss, as reported                             $1,058             $286
 Deduct: Total stock-based compensation
   expense determined under fair value
   method for all awards                               31                31
                                                   -------          -------

 Pro forma net loss                                $1,089             $317
                                                   =======          =======
 Basic and diluted net loss per share, as
  reported                                         $  0.06          $  0.02
                                                   =======          =======

 Basic and diluted net loss per share, pro forma   $  0.06          $  0.02
                                                   =======          =======

NOTE 4:- NOTE

On February 1, 2006 the Company borrowed the principal amount of $150. This loan bears interest at an annual rate of prime plus 4% and is repayable in four equal installments every three calendar months (commencing June 30, 2006) through January 31, 2007. The Company issued to the holder of this indebtedness a three-year warrant to purchase up to 60,000 shares of Common Stock at a per share exercise price of $0.85. As of September 30, 2006, the Company repaid $78 representing principal and accrued interest then due.

NOTE 5: CONVERSION OF OUTSTANDING DEBT

In January 2005, the Company issued to 10 investors its convertible promissory notes (collectively the "Notes") in the aggregate principal amount of $300. The Notes became payable on September 30, 2006 and bore interest at an annual rate of 8%. By their terms, at the election of the holder the Notes are convertible into the Company's Common Stock at a per share price equal to the lesser of (i) 60% of the per share purchase price of any Company security subsequently sold by the Company and (ii) $0.705. All the holders of these convertible promissory notes elected to convert the principal and the accrued interest. The conversion resulted in the issuance to these investors of a total of 948,949 shares of the Company's Common Stock.

NOTE 6: AMENDMENT TO APRIL 2005 PRIVATE PLACEMENT

In December 2005 the Company completed the private placement to certain accredited investors that it commenced in April 2005 for the issuance of up to $1,544 of units of its securities, with each unit comprised of (i) the Company's 18 month 6% promissory note (collectively, the "April 2005 Notes") and (ii) three year warrants to purchase up to such number of shares of the Company's Common Stock as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85 (collectively the "April 2005 Warrants"). In September 2006, the Company offered to the holders of the April 2005 Notes to revise certain of the terms of the original offering in order to facilitate an extension to the scheduled maturity date of the Note, (hereinafter the "Amendment"). The Amendment provides that (a) the maturity date of the April 2005 Notes is to be extended by one year from the original maturity date on the original note, (b) the exercise period of the April 2005 Warrants is to be extended from three to five years and the per share exercise price was adjusted to $0.60 and (c) the interest rate on the amounts outstanding under the April 2005 Notes was increased to 8% per annum, effective July 12, 2006. The Amendment also provides that if the Company subsequently issues shares of its Common Stock at an effective per share exercise price less than that of the adjusted per share exercise price of the April 2005 Warrants during the adjusted exercise period, then the exercise price thereof is to be reduced to such lower exercise price; provided, that, this protection will not apply to certain Company equity or debt issuances (i) from approved stock option plans to employees, directors and other service providers, (ii) upon exercise of options and warrants outstanding as of September 27, 2006 and (iii) to Company consultants that an unaffiliated third party would deem to be commercially reasonable and fair. In addition, the Amendment also provides that, subject to certain qualifications, the Company's obligation to file a registration statement under the Securities Act of 1933, as amended, relating to the resale of the Company's Common Stock underlying the April 2005 Warrants is extended to April 15, 2007.

The Amendment was effective as of September 30, 2006 and the accounting costs related to the Amendment has been fully recognized in the current accounting period. This has resulted in a one time non-cash finance expense in the amount of $2,500.

NOTE 7: REPAYMENT OF OUTSTANDING DEBT

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

NOTE 8: JULY 2006 PRIVATE PLACEMENT

In July 2006, the Company commenced a private placement of units of securities, with each unit comprised of (i) the Company's 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below. The principal and accrued interest are due in one balloon payment at the end of the twelve month period. Each purchaser of the note would receive warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any the offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. The Company raised $550, which is the maximum amount that can be raised under the offering. As at September 30, 2006 the Company had recorded $430.

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

         We were originally organized under the laws of the State of Delaware in September 1981 under the name "Applied DNA Systems, Inc." On November 16, 1994, we changed our name to "Nu-Tech Bio-Med, Inc." On December 23, 1998, we changed our name to "United Diagnostic, Inc." Effective April 21, 2005, we acquired 100% of the outstanding capital stock of SPO Ltd. pursuant to a Capital Stock Exchange Agreement dated as of February 28, 2005 among the Company, SPO Ltd. and the shareholders of SPO Ltd., as amended and restated on April 21, 2005 pursuant to which we issued to the former shareholders of SPO Ltd. a total of 5,769,106 shares of our common stock, par value $0.01 (the "Common Stock") representing approximately 90% of the Common Stock then issued and outstanding.

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

REVENUE RECOGNITION

         We generate revenues principally from sales of our products. Revenues from the sale of products are recognized when delivery has occurred, persuasive evidence of an arrangement exists, the vendor's fee is fixed or determinable, no further obligation exists and collection of is probable and there are no remaining significant obligations. Delivery is deemed to have occurred upon shipment of products from distribution center of the Company.

         We also generate revenues from the provision of research and development services. Revenues generated from research and development services are recognized when such services are performed.

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

RESULTS OF OPERATIONS

COMPARISON OF THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005

         REVENUES. Revenues are currently derived primarily from sales of our PulseOX 5500 TM and Check Mate TM designed for the medical, homecare and sports markets. Revenues for the nine and three months ended September 30, 2006 were $2,520,000 and $929,000 respectively. Revenues for the corresponding periods in 2005 were $1,224,000 and $482,000 respectively. The increase in revenues during the 2006 periods primarily reflects increased sales of our products.

         Under our current marketing strategy, we rely on a limited number of resellers in the United States, Europe and Asia to distribute our products. Currently, two resellers accounted for a significant part of the revenues that we have recorded to date. The loss of, or the significant decrease in purchases by such resellers could have a material adverse effect on our results of operation.

         COST OF REVENUES. Cost of revenues for the nine and three months ended September 30, 2006 were $1,264,000 and $435,000, respectively. Cost of revenues for the corresponding periods in 2005 were $528,000 and $193,000 respectively. Cost of revenues include all costs related to manufacturing and selling products and services and consist primarily of direct material costs and salaries and related expenses for personnel and royalties paid and accrued to third parties or government agencies. The increase in cost of revenues during the 2006 periods is primarily attributable to the increase in sales of our products and costs associated with additional quality control processes relating to the introduction of new components into the products.

         RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing and regulatory services, supplies used and consulting and license fees and are net of any government grants and development fees charged to third parties. Research and development expenses for the nine and three months ended September 30, 2006 were $549,000 and $204,000, respectively. Research and development expenses for the corresponding periods in 2005 were $399,000 and $140,000, respectively. The increase in research and development expenses during the 2006 periods as compared to the 2005 periods is also attributable to increased compensation and facility lease expenses and non cash expenses that we recorded as a result of the implementation of FAS123R as well as expenses incurred in connection with our continuing product enhancement efforts and development costs associated with new product development.

         SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, sales support, travel and related expenses. Selling and marketing expenses for the nine and three months ended September 30, 2006 were $463,000 and $161,000, respectively. Selling and marketing expenses for the corresponding periods in 2005 were $377,000 and $141,000, respectively. The increase in selling and marketing expenses during the 2006 periods is also attributable to increased compensation expenses and non cash expenses that we recorded as a result of the implementation of FAS 123R as well as increases in compensation costs.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the nine and thee months ended September 30, 2006 were $716,000 and $197,000 respectively. General and administrative expenses for the corresponding periods in 2005 were $545,000 and $211,000, respectively. The increase in general and administrative expenses during the 2006 periods as compared to the 2005 period is primarily attributable to increased compensation costs that we incurred in connection with the hiring of new employees during 2005 and 2006 and other increased compensation costs and non cash expenses that we recorded as a result of the implementation of FAS 123R.

         FINANCIAL EXPENSES, NET. Financial expense net, for the nine and three months ended September 30, 2006 were $4,044,000 and $2,742,000 respectively. Financial expenses for the corresponding periods in 2005 were $182,000 and $83,000, respectively. The increase in financial expenses, net, during the 2006 periods is primarily attributable to non-cash expenses that we recorded in respect of stock based compensation benefits, of which $2,500,000 is attributable to the amendment to the April 2005 Notes discussed further below.

         NET LOSS. For the nine and three months ended September 30, 2006 we had a net loss of $4,516,000 and $2,810,000, respectively. Net loss for the corresponding periods in 2005 were $1,058,000 and $286,000, respectively. The increase in net loss during the 2006 periods is primarily attributable to the non-cash expenses that we recorded in respect of stock based compensation benefits during these periods, which are discussed above under "Financial Expenses, Net".

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2006, we had cash and cash equivalents of approximately $854,000, compared to $493,000 at December 31, 2005.

         We generated negative cash flow from operating activities of approximately $447,000 during the nine months ended September 30, 2006 compared to $958,000 for the corresponding period in 2005.

         In December 2005 we completed the private placement to certain accredited investors that we commenced in April 2005 for the issuance of up to $1,544,000 of units of our securities, with each unit comprised of (i) our 18 month 6% promissory note (collectively, the "April 2005 Notes") and (ii) three year warrants to purchase up to such number of shares of our Common Stock as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85 (collectively the "April 2005 Warrants"). In September 2006, we offered to the holders of the April 2005 Notes to revise certain of the terms of the original offering in order to facilitate an extension to the scheduled maturity date of the Note, (hereinafter the "Amendment"). The Amendment provides that (a) the maturity date of the April 2005 Notes is to be extended by one year from the original maturity date on the original note, (b) the exercise period of the April 2005 Warrants is to be extended from three to five years and the per share exercise price was adjusted to $0.60 and (c) the interest rate on the amounts outstanding under the April 2005 Notes was increased to 8% per annum, effective July 12, 2006. The Amendment also provides that if we subsequently issue shares of our Common Stock at an effective per share exercise price less than that of the adjusted per share exercise price of the April 2005 Warrants during the adjusted exercise period, then the exercise price thereof is to be reduced to such lower exercise price; provided, that, this protection will not apply to certain of our equity or debt issuances (i) from approved stock option plans to employees, directors and other service providers, (ii) upon exercise of options and warrants outstanding as of September 27, 2006 and (iii) to our consultants that an unaffiliated third party would deem to be commercially reasonable and fair. In addition, the Amendment also provides that, subject to certain qualifications, our obligation to file a registration statement under the Securities Act of 1933, as amended, relating to the resale of our Common Stock underlying the April 2005 Warrants is extended to April 15, 2007.

         The Amendment became effective as of September 30, 2006. The Amendment resulted in a one time non-cash finance expense in the amount of $2,500,000 being recognized in the current period. As of November 13, 2006, holders of Notes in the principal amount $489,000 have signed the Amendment and the holder of a note in the principal amount of $50,000 which is scheduled to mature on November 30, 2006, has requested repayment of principle and accrued interest. The Company is currently in contact with the remaining note holders of the April 2005 Notes with respect to obtaining their formal execution of the Amendment.

         From inception, we have financed our operations primarily from the sale of our securities. Our recent financings in 2006 are discussed below.

         On February 1, 2006 we borrowed the principal amount of $150,000. This loan bears interest at an annual rate of prime plus 4% and is repayable in four equal installments every three calendar months through January 31, 2007. We issued to the holder of this indebtedness a three year warrant to purchase up to 60,000 shares of Common Stock at a per share exercise price of $0.85. As of September 30, 2006, we repaid $78,000, representing principal and accrued interest then due.

         In January 2006 we and an institutional investor entered into an agreement pursuant to which we agreed to sell to such investor shares of our Common Stock at $0.70 per share for aggregate gross proceeds of $600,000. The private placement was completed in June 2006.

         In July 2006, we commenced a private placement of units of our securities comprised of our (i) 8% promissory note that becomes due 12 months following issuance and (ii) warrants as described below. The principal and accrued interest on the promissory is scheduled to be paid in one balloon payment at the end of the twelve month period. Each purchaser of the note would receive warrants, exercisable over a period of two years form the date of issuance, to purchase 16,250 shares of our Common Stock for each $25,000 of principal loaned, at per share exercise price equal to the lower of $1.50 or 35% less than any the offering price at an initial public offering of our Common Stock during the warrant exercise period. The maximum amount that we can raise under the offering is $550,000. As of the date of the filing of this quarterly report on Form 10-QSB, we have raised $550,000 in gross proceeds from this offering.

         Additionally, we raised in December 2005 from the private placement of our debt instruments and warrants, we obtained an extension of nine months to the scheduled maturity of our convertible promissory notes (collectively the "Notes") in the aggregate principal amount of $300,000. The Notes became payable on September 30, 2006; interest accrued at a per annum rate of 8%. At the election of the holder, the Notes are convertible into our Common Stock at a per share price equal to the lesser of (i) 60% of the per share purchase price of any security subsequently sold by us and (ii) $0.705. In September 2006, the outstanding principal and accrued interest were converted into 948,949 shares of our Common Stock.

         We need to raise additional funds to be able to satisfy our cash requirements over the next twelve months. Product development, corporate operations and marketing expenses will continue to require additional capital. Our current revenue from operations is insufficient to cover our current operating expenses and projected expansion plans. We therefore are aggressively seeking additional financing through the sale of our equity and/or debt securities to satisfy future capital requirements until such time as we are able to generate sufficient cash flow from revenues to finance on-going operations. No assurance can be provided that additional capital will be available to us on commercially acceptable or at all. Our auditors included a "going concern" qualification in their auditors' report for the year ended December 31, 2005. While we have raised approximately $1,300,000 in gross proceeds from the issuance of our debt and equity securities since the beginning of 2006, such "going concern" qualification may make it more difficult for us to raise funds when needed. Additional equity financings may be dilutive to holders of our Common Stock.

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

         CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended September 30, 2006, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

         During the three months ended September 30, 2006, we issued unregistered securities as follows:

         (i) In September 2006, we issued 948,949 shares of our Common Stock upon the conversion of $342,000 in principal and accrued interest of notes that the Company issued.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

         None.

ITEM 6. EXHIBITS.


         4.1 Form of Promissory Note issued in connection with the Subscription Agreement referred to in Item 10.1

         4.2 Form of Warrant issued in connection with the Agreement referred to in Item 10.1

         10.1 Form of Subscription Agreement between the Company and certain Buyers

         10.2 Form of First Amendment to Subscription Agreement between the Company and parties thereto.

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

DATE: November 14, 2006          SPO MEDICAL INC.


                                 /s/ MICHAEL BRAUNOLD
                                 -------------------------------------------
                                 MICHAEL BRAUNOLD
                                 PRESIDENT AND CHIEF EXECUTIVE OFFICER


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

DATE: November 14, 2006          BY /s/ JEFF FEUER
                                 -------------------------------------------
                                 JEFF FEUER,
                                 CHIEF FINANCIAL OFFICER
                                 (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)