Form 10KSB
period 2006-12-31
SPO Medical Inc
filed 2007-03-20
CIK 716778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

 MARK ONE:

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIESEXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  0-11772

SPO MEDICAL INC.
(Exact name of Small Business Issuer as specified in its chapter)

Delaware	11-3223672
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

21860 Burbank Blvd., North Building, Suite 380, Woodland Hills, CA 91367
(Address of Principal Executive Offices)

818-888-4380
(Small Business Issuer's Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act: $0.01 Par Value Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure contained herein of delinquent filers in response to Item 405 of Regulation S-B, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The issuer's revenues for the year ended December 31, 2006: $3,714,000

As of March 16, 2007, there were 19,335,525 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's common stock held by non-affiliates was approximately $28 million based on the last reported sale price of $1.89 per share on March 15, 2007 as quoted on the Pink Sheets. Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting power of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for other purposes.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

SPO MEDICAL INC.
2006 FORM 10-KSB ANNUAL REPORT

-i-

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

We intend to leverage our core technologies to develop new, innovative product applications. For instance, we are currently investigating monitoring of other vital sign information that can be obtained using other optical, non-invasive techniques including :

•	Blood pressure using reflectance oximetry

•	Billirubin levels

•	Monitoring glucose levels in blood

•	Hemoglobin count in blood

Products

The following details our products utilizing our unique pulse oximetry technology.

PulseOx 5500TM -- a stand-alone commercial RPO spot check monitor for SpO2 and heart rate. The PulseOx 5500TM uses SPO patented technology to provide a medical device which is easier to use for many patients and less expensive to operate than any other device that is commercially available. Its main advantages include: (i) long lasting battery with more than 1,000 hours, using only a fraction of the power used by competitive devices and (ii) resistance to many forms of motion, reducing its susceptibility to the motion artifacts which are typical of other pulse oximetry devices. The PulseOx 5500 was first introduced commercially during the fourth quarter of 2004. The device was approved and registered by the Food and Drug Administration ("FDA") in June 2004. The device also carries the CE (European Directives 93/42/EEC and 90/385/EEC for regulatory and safety standards of medical equipment) and Canadian Standards Association (CSA) mark for safety and audited manufacturing processes, all of which were obtained in February 2005.

Check MateTM--- addresses the sports and aviation market’s demand for a lightweight, inexpensive monitor for measuring SpO2 and heart rate during physically active and high-altitude activities. It offers the user a greater ability to monitor these vital signs under motion and is less expensive than most other available devices. The Check Mate was first introduced commercially during third quarter of 2005. The Check Mate does not require FDA approval or registration. It carries the CE and CSA mark for safety and audited manufacturing processes.

PulseOx 7500TM --a monitor for extended monitoring of SpO2 and heart rate by means of RPO. The monitor is being initially marketed for pre screening of sleep apnea sufferers. Our monitor’s main advantages include: (i) long lasting battery equivalent to a month’s use of monitoring using only a fraction of the power used by competitive devices and hence a lower cost of ownership and (ii) resistance to many forms of motion, reducing its susceptibility to the motion artifacts which are typical of other similar pulse oximetry devices.

Research & Development / Products Under Design and Development

We currently have in various stages of development other devices utilizing its oximetry technology. These include the following:

Handheld -- a stand-alone commercial RPO spot check monitor for SpO2 and heart rate. The Handheld will use our patented technology to provide a medical device which is easier to use and have lower operating costs than other devices currently widely used in hospitals and related environments. The device’s main advantages are expected to include: (i) long lasting battery with more than 1,000 hours, using only a fraction of the power used by competitive devices and (ii) resistance to many forms of motion, reducing its susceptibility to the motion artifacts which are typical of other pulse oximetry devices

PedOMetrixTM -- a monitor being designed specifically for the use with infants. This unique monitor is being designed for continual non-invasive monitoring of an infant.

Our research and development activities as well as product design activities are primarily conducted in our research and development subsidiary SPO Ltd. located in Israel. During our 2006 and 2005 fiscal years, we expended approximately $972,000 and $629,000, respectively, on the research and development.

Business Strategy

Our mission is to build a profitable business that develops and commercializes medical biosensor products that improve people's lives and increases stockholder value. To achieve this mission, we are pursuing the following business strategies:

*
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

*
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

*
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

We outsource our primary manufacturing operations. We utilize contract manufacturers that are ISO 13485:2003 certified. However, the outsourcing of these operations may mean that some degree of risks related to delivery schedules, yields, and other factors are not directly under our control.

Marketing and Sales Organization

Our products are sold primarily through resellers in the United States and a combination of resellers and independent distributors in international markets. Our primary markets include home care, physicians, hospitals, other medical institutions and general home-care providers.

We provide service and maintenance to purchasers of our products under warranty. We employ service representatives in the United States and Europe and maintain service facilities in the United States and through our resellers in Europe and elsewhere.

Patents and Proprietary Information

We currently rely on a combination of patent, trade secret, copyright and trademark law, as well as non-disclosure agreements and invention assignment agreements, to protect proprietary information. However, such methods may not afford complete protection and there can be no assurance that other competitors will not independently develop such processes, concepts, ideas and documentation. We hold three patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our unique sensors for radiance based diagnostics using pulse oximetry. Although we believe that our existing issued patents provide a competitive advantage, there can be no assurance that the scope of our patent protection is or will be adequate to protect our technologies or that the validity of any patent issued will be upheld in the future.

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

Employees

As of March 16, 2007, we employed 22 full-time employees, of which four work out of our corporate offices in California and 18 out of facilities in Israel. None of these employees is subject to collective bargaining agreements.

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

Governmental Regulations

The manufacture and sale of our products are subject to extensive regulation by numerous governmental authorities, principally by the FDA and corresponding foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder. Our PulseOx 5500TM and PulseOx 7500TM are sold in the United States and are subject to the FDA's standards and procedures for the manufacture of medical devices and our facilities are subject to inspection by the FDA for compliance with such standards and procedures.

The FDA classifies each medical device into one of three classes depending on the degree of risk associated with the device and the extent of control needed to ensure safety and effectiveness. The Company's PulseOx 5500TM and the PulseOx 7500TM have been classified by the FDA as Class II device and has secured a 510(k) pre-market notification clearance before being introduced into the United States market. For additional products, the process of obtaining 510(k) clearance typically takes several months and may involve the submission of limited clinical data supporting assertions that the product is substantially equivalent to an already approved device or to a device that was on the market before the enactment of the Medical Device Amendments of 1976.

Every company that manufactures or assembles medical devices to be sold in the United States is required to register with the FDA and adhere to certain "good manufacturing practices" in accordance with the FDA's Quality System Regulation which regulates the manufacture of medical devices, prescribes record keeping procedures and provides for the routine inspection of facilities for compliance with such regulations. The FDA also has broad regulatory powers in the areas of clinical testing, marketing and advertising of medical devices.

Medical device manufacturers are routinely subject to periodic inspections by the FDA. If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, it can:

•	place the company under observation and re-inspect the facilities; o issue a warning letter apprising of violating conduct;

•	detain or seize products;

•	mandate a recall;

•	enjoin future violations; and

•	assess civil and criminal penalties against the company, its officers or its employees.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES AND NEGATIVE OPERATING CASH FLOWS IN THE FUTURE.

Our accumulated deficit was approximately $11,049,000 as at December 31, 2006. We expect our operating losses to continue as we continue to expend resources to further develop and enhance our existing product lines, to complete development of new generation products, obtain regulatory clearances or approvals, expand our marketing, sales, manufacturing and finance capabilities and conduct further research and development.

We also expect to experience negative cash flow in the future as we fund our operating losses and capital expenditures. We currently have three products that are commercially available. In order to achieve and maintain profitability we must expand our existing product lines.

WE MAY NEED TO RAISE ADDITIONAL FUNDS TO IMPLEMENT OUR BUSINESS PLAN AND THERE IS NO ASSURANCE THAT SUCH FUNDS CAN BE RAISED ON TERMS THAT WE WOULD FIND ACCEPTABLE, OR AT ALL.

Although management believes funds on hand as well as revenues that we expect to generate in the ordinary course of our business may enable us to meet our operating liquidity needs as they arise, circumstances may arise that would require us to raise additional capital in order to meet our liquidity needs and satisfy our current business plan. We do not know whether additional financing will be available when needed, or on terms favorable to our stockholders or us. We may raise any necessary funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. Any failure to achieve adequate funding in a timely fashion would delay our development programs and could lead to abandonment of one or more of our development initiatives. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited. Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations.

WE ARE CURRENTLY DEPENDENT ON LIMITED NUMBER OF PRODUCTS AND IN ORDER TO SUCCEED WE WILL NEED TO DEVELOP AND COMMERCIALIZE OTHER PRODUCTS CURRENTLY UNDER DEVELOPMENT.

Unlike many of our competitors which have commercialized a number of products, we are currently dependent on our three pulse oximetry products for the generation of revenues. The PulseOx 5500 was first commercially available in the fourth quarter of 2004. While our core technology has a number of potentially beneficial uses, if that core technology is not widely accepted in the marketplace, we currently do not have other commercialized products to fall back on.

We began commercial distribution of the PulseOx 7500TM first quarter 2007. Commercial distribution of the PedOMetrixTM, a monitor being designed specifically for the use with infants and also currently under development, is expected to commence during late fourth quarter of 2007. However, potential products that appear to be promising at any development stage may not reach the market for a number of reasons. These reasons include the possibility that the potential products may:

*	be found ineffective or cause harmful side effects;

*	fail to receive necessary regulatory approvals;

*	be precluded from commercialization by proprietary rights of third parties;

*	be difficult to manufacture on a large scale; or

*	be uneconomical or fail to achieve market acceptance.

If any of these potential problems occur, we may not successfully market these products.

WE DO NOT HAVE A LONG OPERATING HISTORY, WHICH MAKES IT DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS.

SPO Ltd. commenced operations in 1998. We introduced our first product into the marketplace in the fourth quarter of 2004. Accordingly, there is limited historical information regarding our revenue trends and operations upon which investors can evaluate our business. Our prospects must be considered in light of the substantial risks, expenses, uncertainties and difficulties encountered by entrants into the medical device industry, which is characterized by increasing intense competition and the relative failure rates.

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

The design, manufacturing, labeling, distribution and marketing of medical device products in the United States is subject to extensive and rigorous regulation by the Food and Drug Administration (FDA). In order for us to market our products in the United States, we must obtain clearance or approval from the FDA. which can be expensive and uncertain and can cause lengthy delays before we can begin selling our products. We cannot be sure:

•	that we, or any collaborative partner, will make timely filings with the FDA;

•	that the FDA will act favorably or quickly on these submissions;

•	that we will not be required to submit additional information or perform additional clinical studies;

•	that we would not be required to submit an application for pre-market approval, rather than a 510(k) pre-market notification submission as described below; or

•	that other significant difficulties and costs will not be encountered to obtain FDA clearance or approval.

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

OUTSIDE THE UNITED STATES, WE ARE SUBJECT TO GOVERNMENT REGULATION, WHICH COULD DELAY OR PREVENT OUR ABILITY TO SELL OUR PRODUCTS IN CERTAIN JURISDICTIONS.

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

We are required to adhere to applicable FDA regulations and ISO standards regarding good manufacturing practice, which include testing, control, and documentation requirements. We are subject to similar regulations in foreign countries. Ongoing compliance with good manufacturing practice and other applicable regulatory requirements will be strictly enforced in the United States through periodic inspections by state and federal agencies, including the FDA, and in international jurisdictions by comparable Notified Body for CE Marking and ISO Standards. Failure to comply with these regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to obtain premarket clearance or premarket approval for devices, withdrawal of approvals previously obtained, and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would limit our ability to operate and could increase our costs.

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

We have been issued three United States patents. One or more of the patents for our existing or future products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

Finally, our PulseOx 7500TM utilizes third party owned proprietary licensed software. If for, whatever reason, we are unable to maintain the license or renew it on commercially acceptable terms (or at all) or if such party’s right to such proprietary rights are challenged and we are unable to maintain these licenses or obtain or develop replacement technologies, our business may be adversely affected.

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

Our products are based on new methods of reflective pulse oximetry. If our products do not achieve significant market acceptance, our sales will be limited and our financial condition may suffer. Physicians and individuals may not recommend or use our products unless they determine that these products are an attractive alternative to current tests that have a long history of safe and effective use. To date, few independent studies regarding our products have been published. The lack of independent studies limits the ability of doctors or consumers to compare our products to conventional products.

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

WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of approximately 29% of our outstanding Common Stock as of December 31, 2006. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property. Our corporate headquarters are located at 21860 Burbank Blvd, North Building Suite 380, Woodland Hills California and are currently comprised of approximately 430 square feet. We use these premises primarily for our corporate offices. The current monthly rental under the lease is approximately $2,500. The lease term is scheduled to expire in June 2007 and has an extension option of a further six months, the rental cost will rise to $2,600 from April 1, 2007. We anticipate that we will be able to renew and continue to rent on a month-by-month basis on substantially the same lease terms.

We also lease approximately 1290 square feet in Kfar Saba, Israel which is used for administrative offices for our subsidiary SPO Ltd. under a lease that expires in January 2008. with a further option to extend it through January 2009. In addition, we also lease approximately 3230 square feet in Kiryat Malachi, Israel which is used by SPO Ltd. for research the research and development activities under a lease that expires in August 2011 The aggregate monthly rental payment for both of the leases in Israel are approximately $3,000.

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

	LOW	HIGH
Year Ended December 31, 2006
First Quarter	$1.25	$2.25
Second Quarter	$1.5	$2.5
Third Quarter	$1.9	$3
Fourth Quarter	$1.5	$2.5$

Year Ended December 31, 2005
First Quarter	$—	—
Second Quarter	$0.20	1.00
Third Quarter	$0.65	1.00
Fourth Quarter	$0.65	1.25

As of February 26, 2007, there were approximately 118 holders of record of our Common Stock. We believe that a number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the exact number of beneficial owners of our stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any securities during the three months ended December 31, 2006.

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

REVENUE RECOGNITION

We generate revenues principally from sales of our products. Revenues from the sale of products are recognized when delivery has occurred, persuasive evidence of an arrangement exists, the vendor's fee is fixed or determinable, no further obligation exists and collection of is probable and there are no remaining significant obligations. Delivery is deemed to have occurred upon shipment of products from any of the distribution centers of the Company.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2006 (the “2006 Period”) AND THE YEAR ENDED DECEMBER 31, 2005 (the “2005 Period”)

REVENUES. Revenues for the 2006 Period were $3,714,000, an increase of 103% over revenues of $1,825,000 for the 2005 Period. Revenues were derived primarily from sales of our PulseOX 5500 TM designed for the medical and homecare markets.

COSTS OF REVENUES. Costs of revenues for the 2006 Period were $1,809,000 compared to $843,000 for 2005 Period. Costs of revenues include all costs related to manufacturing products and services and consist primarily of direct material costs, shipping and salaries and related expenses for personnel. Included in cost of revenues were non cash compensation benefits of $13,000 and $4,000 in respect of 2006 and 2005 respectively.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties and are net of any government grants and development fees charged to third parties. Research and development expenses for the 2006 Period were $972,000 compared to $584,000 for the 2005 Period. The increase in research and development expenses for the 2006 Period as compared to 2005 Period is primarily attributable to the increase in employee and related compensation costs. Included in research and development expenses were non cash compensation benefits of $176,000 and $66,000 in respect of 2006 and 2005.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, sales support, travel and related expenses. Selling and marketing expenses for the 2006 Period and 2005 Period were $671,000 and $786,000, respectively. The decrease in sales and marketing during the 2006 Period is primarily attributable to the decrease of non cash compensation benefits to consultants and employees which amounted to $99,000 and $349,000 for the 2006 Period and 2005 Period, respectively, offset by the increase of employees engaged in sales and marketing activities and related compensation .

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal, accounting services. General and administrative expenses for the 2006 Period and 2005 Period were $923,000 and

$782,000, respectively. The increase in general and administrative expenses during 2006 Period is primarily attributable to higher compensation costs and higher accounting and legal and professional expenses. Included in general and administrative expenses were non cash compensation benefits of $122,000 and $117,000 in respect of 2006 and 2005 respectively.

FINANCIAL EXPENSES, NET. Financial expense net, for the 2006 Period and 2005 Period were $4,302,000 and $617,000, respectively. Included in financial expenses were non cash compensation benefits to lenders and consultants and amortization of loan discounts of $4,097,000 and $370,000 in respect of 2006 and 2005 respectively.

NET LOSS. For the 2006 Period and 2005 Period we had a net loss of $4,963,000 and $2,038,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had cash and cash equivalents of $836,000 compared to $493,000 at December 31, 2005. The increase in available cash resources is primarily attributable to the funds raised from the private placement of our securities discussed below.

We generated negative cash flow from operating activities of approximately $443,000 during the 2006 Period compared to $1,209,000 for the 2005 Period.

In December 2005 we completed the private placement to certain accredited investors that we commenced in April 2005 for the issuance of up to $1,544,000 of units of our securities, with each unit comprised of (i) our 18 month 6% promissory note (collectively, the "April 2005 Notes") and (ii) three year warrants to purchase up to such number of shares of our Common Stock as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85 (collectively the "April 2005 Warrants"). In September 2006, we offered to the holders of the April 2005 Notes to revise certain of the terms of the original offering in order to facilitate an extension to the scheduled maturity date of the Note, (hereinafter the "Amendment"). The Amendment provides that (a) the maturity date of the April 2005 Notes is to be extended by one year from the original maturity date on the original note, (b) the exercise period of the April 2005 Warrants is to be extended from three to five years and the per share exercise price was adjusted to $0.60 and (c) the interest rate on the amounts outstanding under the April 2005 Notes was increased to 8% per annum, effective July 12, 2006. The Amendment also provides that if we subsequently issue shares of our Common Stock at an effective per share exercise price less than that of the adjusted per share exercise price of the April 2005 Warrants during the adjusted exercise period, then the exercise price thereof is to be reduced to such lower exercise price; provided, that, this protection will not apply to certain of our equity or debt issuances (i) from approved stock option plans to employees, directors and other service providers, (ii) upon exercise of options and warrants outstanding as of September 27, 2006 and (iii) to our consultants that an unaffiliated third party would deem to be commercially reasonable and fair. In addition, the Amendment also provides that, subject to certain qualifications, our obligation to file a registration statement under the Securities Act of 1933, as amended, relating to the resale of our Common Stock underlying the April 2005 Warrants is extended to April 15, 2007. The Amendment became effective as of September 30, 2006. The Amendment resulted in a one time non-cash finance expense in the amount of approximately $2,500,000 being recognized in 2006. As of March 19, 2007, holders of Notes in the principal amount $1,414,000 have signed the Amendment and the holder of a note in the principal amount of $50,000 which matured on November 30, 2006 has requested repayment of principle and accrued interest. The Company is currently in contact with the remaining note holders of $80,000 of the April 2005 Notes with respect to obtaining their formal execution of the Amendment.

Our recent financings in 2006 are discussed below.

On February 1, 2006 we borrowed the principal amount of $150,000. This loan bears interest at an annual rate of prime plus 4% and is repayable in four equal installments every three calendar months through January 31, 2007. We issued to the holder of this indebtedness a three year warrant to purchase up to 60,000 shares of Common Stock at a per share exercise price of $0.85. As of December 31, 2006, we repaid $119,000 representing principal and accrued interest then due. On January 31, 2007 the final installment of $48,000 including accrued interest was repaid.

In January 2006 we and an institutional investor entered into an agreement pursuant to which we agreed to sell to such investor shares of our Common Stock at $0.70 per share for aggregate gross proceeds of $600,000. The private placement was completed in June 2006.

In July 2006, we commenced a private placement of units of our securities comprised of our (i) 8% promissory note that becomes due 12 months following issuance and (ii) warrants as described below. The principal and accrued interest on the promissory is scheduled to be paid in one balloon payment at the end of the twelve month period. Each purchaser of the note would receive warrants, exercisable over a period of two years form the date of issuance, to purchase 16,250 shares of our

Common Stock for each $25,000 of principal loaned, at per share exercise price equal to the lower of $1.50 or 35% less than any the offering price at an initial public offering of our Common Stock during the warrant exercise period. We raised $550,000 in gross proceeds from this offering, which represents the maximum amount that could be raised under this offering.

Additionally, we obtained an extension of nine months to the scheduled maturity of our convertible promissory notes (collectively the "Notes") that had been raised in January 2005 from the private placement of our debt instruments and warrants, in the aggregate principal amount of $300,000. The Notes became payable on September 30, 2006; interest accrued at a per annum rate of 8%. At the election of the holder, the Notes are convertible into our Common Stock at a per share price equal to the lesser of (i) 60% of the per share purchase price of any security subsequently sold by us and (ii) $0.705. In September 2006, the outstanding principal and accrued interest were converted into 948,949 shares of our Common Stock.

We will need to raise additional funds to be able to satisfy our cash requirements over the next twelve months. Product development, corporate operations and marketing expenses will continue to require additional capital. Our current revenue from operations is insufficient to cover our current operating expenses and projected expansion plans. We therefore are aggressively seeking additional financing through the sale of our equity and/or debt securities to satisfy future capital requirements until such time as we are able to generate sufficient cash flow from revenues to finance on-going operations. No assurance can be provided that additional capital will be available to us on commercially acceptable or at all. Our auditors included a "going concern" qualification in their auditors' report for the year ended December 31, 2006. While we have raised approximately $1,300,000 in gross proceeds from the issuance of our debt and equity securities during 2006, such "going concern" qualification may make it more difficult for us to raise funds when needed. Additional equity financings may be dilutive to holders of our Common Stock.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

(1)
SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” - In February 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” ("SFAS 155") to simplify and make more consistent the accounting for certain financial instruments. Namely, SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets” to allow for a qualifying special-purpose entity to hold a derivative financial instrument that relates to a beneficial interest other than another derivative financial instrument.

SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application permitted. Accordingly, the Company will adopt SFAS 155 as of January 1, 2007. The adoption of SFAS 155 is not expected to have any effect on the Company's financial position or results of operations.

(2)
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” - In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN-48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN-48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken. The provisions of FIN-48 are effective for financial statements for fiscal years beginning after December 15, 2006. Accordingly, the Company will adopt FIN-48 as of January 1, 2007. The adoption of FIN-48 is not expected to have a material effect on the Company’s financial position or results of operations.

(3)
SFAS No. 157, “Fair Value Measurements” - In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, it does not expand the use of fair value in any new circumstances. Fair value under SFAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This Standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, a reporting entity's own data. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company is to adopt SFAS 157 on January 1, 2008. The adoption of SFAS 157 is not expected to have a material effect on the Company’s financial position or results of operations.

(4)
Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" - In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment two approaches are commonly used to evaluate the materiality of misstatements or errors in financial statements: the roll-over, also known as the current-period or income-statement approach, and the iron curtain, also known as the cumulative or balance-sheet approach. The roll-over approach quantifies a misstatement based on the amount of the error originating in the current-period income statement. This approach could allow balance sheet items to grow each year by immaterial amounts, until the cumulative error becomes material. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current period. This approach does not consider the income statement effects of correcting prior year misstatements in the current year to be errors.

The reliance on only one of these approaches, to the exclusion of the other, does not appropriately quantify all misstatements that could be material to financial-statement users. Accordingly, SAB 108 will require quantification of financial statement errors based on the effects of the error on each of an entity's financial statements and the related financial statement disclosures. This model is commonly referred to as a dual approach because it essentially requires quantification of errors under both the iron-curtain and the roll-over approaches.

SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. From a transition perspective, SAB 108 permits companies to record the cumulative effect of initially applying the dual approach in the first year ending after November 15, 2006 by recording any necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The initial adoption of SAB 108 had no affect on the Company's financial position, results of operations or cash flows.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. Except as described above, during our the three months ended December 31, 2006, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management

The individuals who serve as our executive officers and directors are:

NAME	AGE	POSITION
Michael Braunold	47	President, Chief Executive Officer and Director
Richard H. Ryan	55	Chief Operating Officer
Jeff Feuer	42	Chief Financial Officer
Israel Sarussi	56	Chief Technology Officer
Pauline Dorfman	42	Director (1)
Sidney Braun	47	Director (1)

(1)	Audit Committee and Compensation Committee Member.

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

JEFF FEUER has been Chief Financial Officer of the Company since July 14, 2005. Prior to joining the Company, Mr. Feuer served in similar capacities at Transpharma Medical Ltd., a biomedical device start-up company (January 2004 through May 2005), and Finjan Software Inc., a security software company (September 1999 through September 2003). From July 1996 to September 1999, he served as corporate controller of Aladdin Knowledge Systems, Ltd., an Israeli based NASDAQ company. Prior to this he was a senior auditor in public accounting both in Israel and the UK.

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

PAULINE DORFMAN has served as a director since April 21, 2005. Since January 2001 Ms. Dorfman, a qualified chartered accountant and chartered business valuator, has been a consultant that assists government, commercial business, law and accounting firms in the area of valuations, forensic investigations, litigation support and dispute resolution. Ms. Dorfman specializes in conducting analysis and financial investigations in connection with valuations for various purposes such as international development disputes, income tax, estate planning, matrimonial disputes, and economic damage quantification for breach of contract and insurance related matters such as expropriations, business interruptions and personal injuries. Prior to this assignment, Ms. Dorfman worked for 10 years with the Toronto Dominion Bank in the finance and commercial lending areas analyzing the financial risk of various bank investments and strategies, assisting in the development of new bank products, developing accounting policies and controls and meeting the external and internal financial reporting requirements of the bank..

SIDNEY BRAUN has served as a director since April 21, 2005. From June 2004 to September 2006, Mr. Braun has served as the President and Chief Operating Officer for Med-Emerg International Inc. (MEII), a company incorporated in the Province of Ontario and continues to serve on the board of directors of MEII. Since September 2006, Mr. Braun is also a director of Romlight International Inc., a developer and manufacturer of electronic ballasts and Romlight International (Canada) Inc.. Mr. Braun has extensive experience in commerce both in North America and Europe, including manufacturing, distribution and trading. Prior to his position at MEII and Romlight, Mr. Braun worked for 7 years as an independent consultant to several large state-owned corporations from the former Eastern European block on developing business strategies and adapting to new working conditions in western markets. In addition, Mr. Braun developed expertise in emerging financial markets in Europe and introduced several companies to the UK and German capital markets.

Committees of the Board of Directors

Our Board of Directors operates with the assistance of the Audit Committee and the Compensation Committee. Due to the small size of our Board, we do not presently maintain a formal nominating committee. The entire Board participates in the process of nominating candidates for the Board of Directors.

The function of the Audit Committee is to (i) make recommendations to the full Board of Directors with respect to appointment of our independent public accountants, and (ii) meet periodically with our independent public accountants to review the general scope of audit coverage, including consideration of internal accounting controls and financial reporting.

The Board of Directors has determined that Pauline Dorfman is an "Audit Committee Financial Expert" for purposes of the SEC's rules. The Board believes that Ms. Dorfman meets the independence criteria set out in Rule 4200(a)(14) of the Marketplace Rules of the National Association of Securities Dealers and the rules and other requirements of the SEC.

The Compensation Committee sets compensation policy and administers our cash and equity incentive programs for the purpose of attracting and retaining skilled executives who will promote the Company’s business goals and build shareholder value. The committee is also responsible for reviewing and making recommendations to the Board regarding all forms of compensation to be provided to the Company’s named executive officers, including stock compensation and bonuses.

Board of Directors; Appointment of Officers

All directors are elected by a plurality vote at the annual meeting of the shareholders, and shall hold office until his successor is duly elected and qualified. Any vacancy occurring in the Board of Directors may be filled by the shareholders, the Board of Directors, or if the Directors remaining in office constitute less than a quorum of the Board of Directors, they may fill the vacancy by the affirmative vote of a majority of the Directors remaining in office. A director elected to fill a vacancy is elected for the unexpired term of his predecessor in office. Any directorship filled by reason of an increase in the number of directors shall expire at the next shareholders' meeting in which directors are elected, unless the vacancy is filled by the shareholders, in which case the term shall expire on the later of (i) the next meeting of the shareholders or (ii) the term designated for the director at the time of creation of the position being filled.

Our executive officers are appointed by our board of directors. Each officer shall hold office until the earlier of: his death; resignation or removal from office; or the appointment and qualification of his successor.

CODE OF ETHICS

We have adopted a code of ethics that applies to our chief executive officer, president, chief financial officer, controller and others performing similar executive and financial functions at the Company. A copy of our policy was attached as an exhibit to our annual report on Form 10-KSB for the year ended December 31, 2005. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our Website, at the address and location specified above.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2006, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation for the last fiscal year awarded to, earned by, or paid to our Chief Executive Officer and the two most highly paid executive officers serving as such at the end of 2006 whose salary and bonus exceeded $100,000 for the year ended December 31, 2006 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
MICHAEL BRAUNOLD President and Chief Executive Officer	2006	$165,041	—	—	$52,976 (2)	$218,017
ISRAEL SARUSSI Chief Technology Officer	2006	$173,608	—	—	$48,201 (3)	$221,809
RICHARD H. RYAN Chief Operating Officer	2006	152,885	—	$55,668	$12,444 (4)	$220,997

(1)
Amounts in this column reflect the expense recognized by us for accounting purposes calculated in accordance with FASB Statement of Financial Accounting Standards No. 123R (“FAS 123R”) with respect to employee stock options issued under the Company's 2005 Incentive Plan in 2005. The assumptions used to calculate the fair value of stock option grants under FAS 123R, were: expected holding period of 10 years, risk free interest rate of 2.63%, no dividend yield and volatility of 100%.

(2)
Reflects payments made by us in connection with a leased automobile and related benefits ($12,567) and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($40,409).

(3)
Reflects payments made by us in connection with a leased automobile and related benefits ($14,486) and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($33,716).

(4)	Reflects payments made by us for health insurance contributions.

None of the Named Executive Officers received any option grants during the fiscal year ended December 31, 2006.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning unexercised options and stock that has not vested for each of our executive officers named in the Summary Compensation Table that are outstanding as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END — DECEMBER 31, 2006

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercsied Unearend Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael Braunold	250,000 (1)	—	—	$0.60	12/22/15
Israel Sarusi	— (2)	—	—	—	—
Richard H. Ryan	150,000 (3)	50,000	—	$0.05	5/1/15

(1)	Options were issued under our 2005 Equity Incentive Plan on December 22, 2005 and were fully vested upon issuance.

(2)	Does not include Warrants for 446,383, issued to Mr. Sarusi on April 21, 2005 in exchange for warrants in SPO Ltd held prior to Acquisition Transaction..

(3)
Options were issued under our 2005 Equity Incentive Plan on May 1, 2005. Options for 150,000 shares had vested as of December 31, 2006. Options for the remaining 50,000 shares are scheduled to vest on May 1, 2007.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

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

RICHARD RYAN. On May 18, 2005, we entered into an employment agreement with Richard H. Ryan pursuant to which Mr. Ryan serves as our Chief Operating Officer. The agreement has an initial term of two years. Under the agreement as originally entered into, Mr. Ryan was entitled to a monthly salary of $8,334 and entitled to a bonus based on the amount of our net sales during the first year of the agreement. In January 2006 the agreement with Mr. Ryan was amended pursuant to which his monthly salary was increased to $12,500 and the bonus provisions were deleted. In addition, in connection with his employment, in May 2005 Mr. Ryan was granted an option under our 2005 Incentive Plan to purchase up to 200,000 shares of our Common Stock, which option is scheduled to vest over two years vest from the date of grant and is at a per share exercise price of $0.05. The agreement may be terminated by Mr. Ryan on 60 days' notice or at our election on 90 days' notice without cause.

COMPENSATION OF DIRECTORS

We paid each outside director $15,000 per annum for service on our Board of Directors in 2006. In addition, we have granted stock options to directors to compensate them for their services. In June 2006 we issued to each of Pauline Dorfman and Sidney Braun options under our 2005 Non-Employee Directors Stock Option to purchase up to 25,000 shares of our Common Stock each at a per share exercise price of $0.85. In January 2007, we increased the Director fees in respect of each of our directors to $25,000 per annum

The following table summarizes data concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2006.

	Fees Earned	Option
	or paid	Awards($)	Total
Sidney Braun	$15,000	35,535(1)	$50,535
Pauline Dorfman	$15,000	35,535 (1)	$50,535

(1)
Amounts in this column reflect the expense recognized by the Company for accounting purposes calculated in accordance with FASB Statement of Financial Accounting Standards No. 123R (“FAS 123R”) with respect to employee stock options issued under the Company's 2005 Incentive Plan in 2005. For information on the assumptions used to calculate the value of stock option grants under FAS 123R, see Note 13 of the Company’s financial statements for the year ended December 31, 2006 included elsewhere in this report. Options are discussed in further detail in the Outstanding Equity Awards at Fiscal Year End Table. The assumptions used to calculate the fair value of stock option grants under FAS 123R, were: expected holding period of 3.5 years, risk free interest rate of 4.28%, no dividend yield and volatility of 100%.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the close of business on March 19, 2007, concerning shares of our common stock beneficially owned by each director and named executive officer, each other person beneficially owning more than 5% of our Common Stock and by all directors and executive officers as a group.

In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of March 19, 2007. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 19,335,525 shares of common stock outstanding at March 19, 2007.

	Common Stock Percentage of
Name of Beneficial Owner (1)	Beneficially Owned (2)		Common Stock

Michael Braunold	993,922	(3)	5.14%
Richard H. Ryan	200,000	(4)	1.03%
Jeff Feuer	120,000	(5)	*
Israel Sarussi	4,165,776	(6)	21.54%
Pauline Dorfman	75,000	(7)	*
Sidney Braun	75,000	(7)	*
All officers and directors as a group (6 persons)	5,629,698		29.12%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o SPO Medical Inc., 21860 Burbank Blvd., North Building, Suite 380, Woodland Hills, CA 91367.

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

(3)	Includes 250,000 shares of our Common Stock that are issuable upon exercise of vested options issued under our 2005 Equity Incentive Plan (the "2005 Plan").

(4)	Represents shares issuable upon exercise of vested options under the Company's 2005 Plan.

(5)	Represents shares issuable upon exercise of options under the Company's 2005 Plan.

(6)	Comprised of 3,719,393 shares of the Company's Common Stock and 446,383 shares of Common Stock issuable upon exercise of currently exercisable warrants.

(7)	Represents shares issuable upon exercise of currently exercisable options under the Company's 2005 Non-Employee Directors Stock Option Plan (the "2005 Directors Plan").

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

The following table presents information as of December 31, 2006 with respect to compensation plans under which equity securities were authorized for issuance, including the 2005 Plan and the Non-Employee Directors Plan and agreements granting options or warrants outside of these plans.

	NUMBER OF SECURITIES
	TO BE ISSUED UPON	WEIGHTED- AVERAGE	NUMBER OF SECURITIES
	EXERCISE OF	EXERCISE PRICE OF	REMAINING AVAILABLE FOR
	OUTSTANDING OPTIONS,	OUTSTANDING OPTIONS,	FUTURE ISSUANCE UNDER
	WARRANTS OR RIGHTS	WARRANTS OR RIGHTS	EQUITY COMPENSATION PLANS

Equity compensation plans approved by security holders	1,260,000	$0.44	890,000
Equity compensation plans not approved by security holders	5,047,422	$0.65
Total	6,307,422	$0.64	890,000

NON-SHAREHOLDER APPROVED PLANS

The following is a description of options and warrants granted to employees, directors, advisory directors and consultants that were outstanding as of December 31, 2006.

As of December 31, 2006, we had outstanding options and warrants to purchase an aggregate of 854,308 shares of our Common Stock were granted outside of the Plans. These are comprised of the following: (i) vested options to purchase up to 446,383 shares of our Common Stock issued in April 2005 were granted to Israel Sarussi, an executive officer, at a per share exercise price of $0.01, (ii) vested warrants to purchase up to 406,925 shares of our Common Stock issued between April and December 2005 to consultants at per share exercise price of $0.01 and (iii) an unspecified number of warrants issued to placement agents and which will be equal to $30,000 divided by 60% less than the lowest price of shares of Common Stock sold by the Company in a subsequent transaction.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS

The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT NO.	EXHIBIT

2.1	Restated Capital Stock Exchange Agreement dated as of April 21, 2005 among the Company, SPO Ltd. and the SPO Ltd. shareholders specified therein. (1)
3.1	Amended and Restated Certificate of Incorporation of the Company. (1)
3.2	Bylaws of the Company (1)
3.3	Articles of Association of SPO Medical Equipment Ltd.
4.1	Form of Promissory Note issued to certain investors. (1)
4.2	Form of Warrant Instrument issued to certain investors.(1)
4.3	Form of Promissory Note issued in connection with the Subscription Agreement referred to in Item 10.1. (5)
4.4	Form of Warrant issued in connection with the Agreement referred to in Item 10.1 (5)
10.1	Form of subscription Agreement with certain investors.
10.2	Employment Agreement effective as of May 18, 2005 between the Company and Michael Braunold. (2)+
10.3	Employment Agreement effective as of May 18, 2005 between SPO Ltd. and Michael Braunold. (2)+
10.4	Employment Agreement effective as of May 18, 2005 between the Company and Richard Ryan. (2)+
10.5	Employment Agreement effective as of July 14, 2005 between the Company and Jeffrey Feuer. (3)
10.6	Employment Agreement effective as of July 14, 2005 between SPO Ltd. and Jeffrey Feuer. (3)
10.7	Company's 2005 Equity Incentive plan
10.8	Company's 2005 Non-Employee Directors Stock option Plan
10.9	Stock Purchase Agreement dated as of January 10, 2006 between SPO Medical Inc. and the investor specified therein. (4)
10.10	Form of Subscription Agreement between SPO Medical Inc. and certain Buyers (5)
10.11	Form of First Amendment to Subscription Agreement between SPO Medical Inc. and parties thereto. (5)
14.1	Code of Conduct (6)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Current Report on Form 8-K filed April 27, 2005.
(2)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended June 30, 2005
(3)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended September 30, 2005
(4)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended March 31, 2006
(5)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended September 30, 2006
(6)	Incorporated by reference to the Company's Annual Report Form 10-KSB for the fiscal year ended December 31, 2006

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Brightman Almagor & Co., Certified Public Accountants, A member firm of Deloitte Touche Tohmatsu, for the audit of our annual financial statements for the year ended December 31, 2006 and 2005.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2006	December 31, 2005
Audit Fees	$39,000	$36,500
Audit Related Fees	$—	—
Tax Fees	$6,500	$18,500
All Other Fees	$—	—
Total	$45,500	$55,000

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

SIGNATURES

In accordance with the requirements of the Exchange Act the issuer caused this report to be signed by the undersigned thereunto duly authorized.

DATE: March 20, 2007	/s/ Michael Braunold
Michael Braunold
Chief Executive Officer and Director

DATE: March 20, 2007	/s/ Jeff Feuer
Jeff Feuer
Chief Financial Officer
(Principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Sidney Braun	Chairman, Director	March 20, 2007
Sidney Braun

/s/ Michael Braunold	President, Chief Executive Officer and Director	March 20, 2007
Michael Braunold

/s/ Pauline Dorfman	Director	March 20, 2007
Pauline Dorfman

SPO MEDICAL INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2006

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
SPO MEDICAL INC.

We have audited the accompanying consolidated balance sheet of SPO MEDICAL INC. ("the Company") and its subsidiary as of December 31, 2006, and the related statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a shareholders' deficiency that raises doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Brightman Almagor & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

/s/ Brightman Almagor & Co.
Tel-Aviv, Israel
March 19, 2007

SPO MEDICAL INC
CONSOLIDATED BALANCE SHEET
U.S. dollars in thousands (except share data)

		December 31,
	Note	2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents		$836
Trade receivables		568
Prepaid expenses		202
Other accounts receivable		48
Inventories	4	811
		2,465

LONG TERM INVESTMENTS
Deposits		11
Severance pay fund		209
		220

PROPERTY AND EQUIPMENT, NET	5	106
Total net assets		$2,791

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC
CONSOLIDATED BALANCE SHEET
U.S. dollars in thousands (except share data)

		December 31,
	Note	2006

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Short-term loans, net	6	$710
Trade payables		488
Employees and Payroll accruals		214
Deferred revenues	9	395
Accrued expenses and other liabilities	10	572
		2,379

Long-Term Liabilities
Long term loans, net	6	983
Accrued severance pay	11	331
		1,314

COMMITMENTS AND CONTINGENT LIABILITIES	14

STOCKHOLDERS’ DEFICIENCY
Stock capital	15
Preferred stock of $0.01 par value Authorized - 2,000,000 shares, issued and outstanding - none
Common stock $0.01 par value- Authorized - 50,000,000 shares, issued and outstanding - 19,335,525 shares		193
Additional paid-in capital		9,954
Accumulated deficit		(11,049)
		(902)
Total liabilities and stockholders’ deficiency		$2,791

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC
CONSOLIDATED STATEMENT OF OPERATIONS
U.S. dollars in thousands (except share data)

	Year ended December 31
	2006	2005

Revenues	$3,714	$1,825
Cost of revenues	1,809	843
Gross profit	1,905	982

Operating expenses

Research and development	972	584

Selling and marketing	671	786

General and administrative	923	782

Merger expenses	—	251
Total operating expenses	2,566	2,403

Operating loss	661	1,421

Financial expenses, net	4,302	617
Net Loss for the year	$4,963	$2,038

Basic and diluted loss per ordinary share	$0.26	$0.11

Weighted average number of shares outstanding used in computation of basic and diluted loss per share	19,069,380	17,882,715

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
U.S. dollars in thousands (except share data)

	Share capital	Additional paid-in capital	Deferred compensation	Accumulated deficit	Total

Balance as of January 1, 2005	$600	$2,675	$—	$(4,048)	$(773)
Issuance of ordinary shares upon conversion of loans	35	224			259
Warrants issued in private placement		949			949
Warrants issued in connection with loans		22			22
Deferred stock-based compensation related to options granted to employees and consultants		762	(762)		—
Amortization of deferred Stock-based compensation related to options granted to employees			187		187
Amortization of deferred Stock-based compensation related to options granted to consultants			348		348
Reverse merger transaction and forward split of issued share capital	(465)	201			(264)
Net Loss				(2,038)	(2,038)
Balance as of December 31, 2005	170	4,833	(227)	(6,086)	(1,310)
Deferred compensation reclassified due to FAS 123R implementation for the first time		(227)	227		—
Warrants issued in connection with loans		530			530
Amortization of deferred stock-based compensation related to options granted to consultants		893			893
Exercise of warrants by external consultant	5				5
Benefit resulting from changes to warrant terms		2,534			2,534
Exercise of convertible notes	9	560			569
Amortization of deferred stock-based compensation related to options granted to employees		189			189
Amortization of deferred stock-based compensation related to options granted to directors		71			71
Issuance of ordinary shares	9	571			580
Net Loss				(4,963)	(4,963)
Balance as of December 31, 2006	$193	$9,954	$—	$(11,049)	$(902)

The accompanying notes to these financial statements are an integral part thereof.

MEDICAL INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands (except share data)

	Year ended December 31,
	2006	2005

Cash Flows from Operating Activities
Net Loss for the period	$(4,963)	$(2,038)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	24	8
Stock-based compensation expenses	1,152	535
Amortization of loan discounts	814	370
Increase (decrease) in accrued severance pay, net	(7)	93
Increase in accrued interest payable on loans	156	112
Loan commission	20	—
Benefit resulting from changes to warrant terms	2,534	—
Changes in assets and liabilities:
Increase in trade receivables	(369)	(46)
Increase in prepaid expenses	(202)	—
Increase in other receivables	(6)	(4)
Increase in inventories	(351)	(460)
Increase in accounts payable	263	75
Increase in deferred revenues	395	—
Increase in accrued expenses and other liabilities	97	146
Net cash used in operating activities	(443)	(1,209)

Cash Flows from Investing Activities

Decrease (increase) in short-term investments	—	33
Increase in long-term deposits	(1)	(5)
Purchase of property and equipment	(82)	(34)
Net cash used in investing activities	(83)	(6)

Cash Flows from Financing Activities
Issuance of stock capital	580	—
Exercise of warrants by consultant	5	—
Receipt of short-term loans	152	496
Proceeds on issuance of exercisable warrants	528	—
Receipt of long-term loans	—	1,018
Receipt of convertible notes	—	300
Repayment of short-term loans	(396)	(115)
Net cash provided by financing activities	869	1,699

Increase (decrease) in cash and cash equivalents	343	484
Cash and cash equivalents at the beginning of the year	493	9
Cash and cash equivalents at the end of the period	$836	$493
Non cash transactions
Conversion of convertible notes	$569	$—

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 1 - GENERAL

SPO Medical Inc. (hereinafter referred to as "SPO" or the "Company") was originally incorporated under the laws of the State of Delaware in September 1981 under the name "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to "Nu-Tech Bio-Med, Inc." On December 23, 1998, the Company changed its name to "United Diagnostic, Inc." Effective April 21, 2005, the Company acquired (the "Acquisition Transaction") 100% of the outstanding capital stock of SPO Medical Equipment Ltd., a company incorporated under the laws of the State of Israel ("SPO Ltd."), pursuant to a Capital Stock Exchange Agreement dated as of February 28, 2005 between the Company, SPO Ltd. and the shareholders of SPO Ltd., as amended and restated on April 21, 2005 (the "Exchange Agreement"). In exchange for the outstanding capital stock of SPO Ltd., the Company issued to the former shareholders of SPO Ltd. a total of 5,769,106 shares of the Company's common stock, par value $0.01 per share ("Common Stock"), representing approximately 90% of the Common Stock then issued and outstanding after giving effect to the Acquisition Transaction. As a result of the Acquisition Transaction, SPO Ltd. became a wholly owned subsidiary of the Company as of April 21, 2005 and, subsequent to the Acquisition Transaction, the Company changed its name to "SPO Medical Inc." Upon consummation of the Acquisition Transaction, the Company effectuated a forward subdivision of the Company's Common Stock issued and outstanding on a 2.65285:1 basis.

The merger between UNDI and the SPO Ltd was accounted for as a reverse merger. As the shareholders of SPO Ltd received the largest ownership interest in the Company, SPO Ltd was determined to be the "accounting acquirer" in the reverse acquisition. As a result, the historical financial statements of the Company were replaced with the historical financial statements of the SPO Ltd.

The Company and its subsidiary, SPO Ltd., are collectively referred to as the "Company".

NOTE 2 - Going Concern

As reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2006, resulted in a net loss of $4,963 and the Company’s balance sheet reflects a net stockholders’ deficit of $902. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from current and potential stockholders and increasing the marketing of its current and new products.

SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 3 - Significant Accounting Policies

The financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.

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

The reporting currency of the Company is the U.S. dollar ("dollar"). The dollar is the functional currency of the Company. Transactions and balances originally denominated in dollars are presented at their original amounts. Non-dollar transactions and balances are remeasured into dollars in accordance with the principles set forth in Statement of Financial Accounting Standards ("SFAS") No. 52 “Foreign Currency Translation” (“SFAS No. 52”). All exchange gains and losses from remeasurement of monetary balance sheet items resulting from transactions in non-dollar currencies are recorded in the statement of operations as they arise.

d.	Cash and Cash Equivalents

The Company considers all highly liquid investments originally purchased with maturities of three months or less to be cash equivalents.

e.	Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Computer and peripheral equipment	3 - 7 years
Office furniture and equipment	7 - 15 years
Leasehold improvement	Over the term of the lease

SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 3 - Significant Accounting Policies (Cont.)

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future undiscounted cash flows. If so indicated, an impairment loss would be recognized for the difference between the carrying amount of the asset and its fair value. As of December 31, 2006, no impairment losses have been recorded.

f.	Revenue recognition

The Company generates its revenues mainly from sales of its products. Revenues are recognized when delivery has occurred, persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable, no further obligation exists and collection is probable and there are no remaining significant obligations. Delivery is considered to have occurred upon shipment from the Company’s distribution centers of products to the reseller. All of the Company’s products that are sold through reseller agreements are non-exchangeable, non refundable and non returnable. Accordingly the resellers are considered end users.

g.	Inventory

Inventories are stated at the lower of cost or market. Cost is determined as follows:
Raw materials, components and finished products - on the FIFO basis.
Work-in-process - on the basis of direct manufacturing costs.

h.	Research and development costs

Research and development costs, net of government grants and participation by others, are charged to expenses as incurred.

i.	Income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). This statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 3 - Significant Accounting Policies (Cont.)

j.	Fair value of financial instruments

The financial instruments of the Company consist mainly of cash and cash equivalents, short-term investments, trade receivables, accounts payable and short-term loans. In view of their nature, the fair value of the Company’s financial instruments is usually identical or close to their carrying value.

Additionally the financial instruments of the Company include long term loans which according to the Company’s management recorded close to their fair value.

k.	Concentrations of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The majority of the Company’s cash and cash equivalents are invested in US dollar deposits. Management believes that the financial institutions that hold the Company’s investments are financially sound, and accordingly, minimal credit risk exists with respect to these investments.

l.	Stock-based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R) requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The awards issued under Company's stock-based compensation plans are described in Note 13, “Stockholder's Equity". The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in the Company's Consolidated Statement of Operations. The following table summarizes the effects of stock-based compensation resulting from the application of SFAS No. 123 (revised 2004) included in Statement of Operations:

Year ended December 31,
2006

Cost of revenues	$13
Research and development, net	176
Selling and marketing	99
General and administrative	122
$410

Prior to January 1, 2006, the Company accounted for share-based compensation cost using the intrinsic value method in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations. The Company also followed disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.

The company adopted SFAS No. 123R using the modified prospective method and, accordingly, the Consolidated Statement of Operations for prior years has not been restated to reflect the fair value method of recognizing compensation cost relating to stock options. Share-based compensation cost relating to stock options recognized in 2006 is based on the value of the portion of the award that is ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the portion of the award that will ultimately vest. Such portion is currently estimated at 0%, based on the Company's historical rates of forfeiture.

Compensation cost related to stock options is recognized in operating results (included in cost of revenues, research and development, selling and marketing, general and administrative expenses) under SFAS No. 123R in 2006 was $410 thousand. Compensation cost related to stock options recognized in our Consolidated Statement of Operations in 2006 includes (1) compensation cost for stock option awards granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and (2) compensation cost for stock option awards granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123 in the year prior to the adoption of FAS No. 123R:

SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 3 - Significant Accounting Policies (Cont.)

Year ended December 31,
2005

Net Loss, as reported	$2,038

Deduct: stock-based compensation determined under APB 25	193

Add: Stock-based compensation determined under SFAS123	599

Pro-forma net loss	$2,444

Basic and fully diluted Loss per share as reported	$0.11

Basic and fully diluted Loss per share proforma	$0.14

Under SFAS 123, the fair market value of option grants was estimated on the date of grant using the “Black-Scholes option pricing” method with the following weighted-average assumptions: (1) expected life of 3.5 or 10 years (as per option's terms); (2) dividend yield of 0% (3) expected volatility of 100% and (4) risk-free interest rate of approximately 4.3%.

m.	Effects of recently issued accounting standards

(1)
SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” - In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” ("SFAS 155") to simplify and make more consistent the accounting for certain financial instruments. Namely, SFAS 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets” to allow for a qualifying special-purpose entity to hold a derivative financial instrument that relates to a beneficial interest other than another derivative financial instrument.

SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 3 - Significant Accounting Policies

m.	Effects of recently issued accounting standards (Cont.)

SFAS 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application permitted. Accordingly, the Company is to adopt SFAS 155 on January 1, 2007. The adoption of SFAS 155 is not expected to have any effect on the Company's financial position or results of operations.

(2)
FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” - In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN-48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” Specifically, FIN-48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken.

The provisions of FIN-48 are effective for financial statements for fiscal years beginning after December 15, 2006. Accordingly, the Company is to adopt FIN-48 on January 1, 2007. The adoption of FIN-48 is not expected to have a material effect on the Company’s financial position or results of operations.

(3)
SFAS No. 157, “Fair Value Measurements” - In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 applies whenever other accounting standards require or permit assets or liabilities to be measured at fair value. Accordingly, it does not expand the use of fair value in any new circumstances. Fair value under SFAS 157 is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This Standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, a reporting entity's own data. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Accordingly, the Company is to adopt SFAS 157 on January 1, 2008. The adoption of SFAS 157 is not expected to have a material effect on the Company’s financial position or results of operations.

SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 3 - Significant Accounting Policies

m.	Effects of recently issued accounting standards (Cont.)

(4)
Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" - In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment two approaches are commonly used to evaluate the materiality of misstatements or errors in financial statements: the roll-over, also known as the current-period or income-statement approach, and the iron curtain, also known as the cumulative or balance-sheet approach. The roll-over approach quantifies a misstatement based on the amount of the error originating in the current-period income statement. This approach could allow balance sheet items to grow each year by immaterial amounts, until the cumulative error becomes material. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current period. This approach does not consider the income statement effects of correcting prior year misstatements in the current year to be errors.

The reliance on only one of these approaches, to the exclusion of the other, does not appropriately quantify all misstatements that could be material to financial-statement users. Accordingly, SAB 108 will require quantification of financial statement errors based on the effects of the error on each of an entity's financial statements and the related financial statement disclosures. This model is commonly referred to as a dual approach because it essentially requires quantification of errors under both the iron-curtain and the roll-over approaches.

SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. From a transition perspective, SAB 108 permits companies to record the cumulative effect of initially applying the dual approach in the first year ending after November 15, 2006 by recording any necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. The initial adoption of SAB 108 had no affect on the Company's financial position, results of operations or cash flows.

(5)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The company is currently evaluating the impact that SFAS No. 159 will have on its financial statements.

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

SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 3 - Significant Accounting Policies

o.	Basic and diluted net loss per share (Cont.)

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share of Common stock because all such securities are anti-dilutive since the Company reported losses for those years. The total number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share, was 5,472,838 and 3,614,545 for the years ended December 31, 2006 and 2005, respectively.

NOTE 4 - Inventories

December 31,
2006

Raw Materials	$115
Work In Process	210
Finished Goods	486
$811

NOTE 5 - Property and Equipment

December 31,
2006

Cost:
Computer and peripheral equipment	$140
Leasehold Improvement	16
Office furniture and equipment	22
$178
Accumulated depreciation:
Computer and peripheral equipment	$63
Leasehold Improvement	1
Office furniture and equipment	8
$72
Property and Equipment, net	$106

Depreciation expenses for the years ended December 31, 2006 and 2005 amounted to $24 and $8 respectively.

SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 6 - Long -term and Short-term Loans

a.
In December 2005 the Company completed a private placement to certain accredited investors that it commenced in April 2005 for the issuance of up to $1,544 of units of its securities, with each unit comprised of (i) the Company's 18 month 6% promissory note (collectively, the "April 2005 Notes") and (ii) three year warrants to purchase up to such number of shares of the Company's Common Stock as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85 (collectively the "April 2005 Warrants").

For financial reporting purposes, the Company recorded a discount of $949 to reflect the value of the warrants and is amortizing this amount to the date of maturity.

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

In addition, the Amendment also provides that, subject to certain qualifications, the Company's obligation to file a registration statement under the Securities Act of 1933, as amended, relating to the resale of the Company's Common Stock underlying the April 2005 Warrants was extended to April 15, 2007.

As of the date of signing the financial statements holders of Notes in the principal amount $1,414 have signed the Amendment and the holder of a note in the principal amount of $50 received repayment of principle and accrued interest. The Company is currently in contact with the remaining note holders of $80 of the April 2005 Notes with respect to obtaining their formal execution of the Amendment.

The Amendment was effective as of September 30, 2006 and the accounting costs related to the Amendment has been fully recognized in the current accounting year. For financial reporting purposes, the Company recorded a one time non-cash finance expense in the amount of $2,534 in respect of the full amount of the April 2005 Note $1,494.

b.
On February 1, 2006 the Company borrowed the principal amount of $150. Interest accrued at an annual rate of prime plus 4% and was repayable in four equal installments every three calendar months (commencing June 30, 2006) through January 31, 2007. The Company issued to the holder of this indebtedness a three-year warrant to purchase up to 60,000 shares of Common Stock at a per share exercise price of $0.85. As of December 31, 2006, the Company repaid $119 representing principal and accrued interest then due. On January 31, 2007 the final installment of $48 including accrued interest was repaid.

SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 6 - Long -term and Short-term Loans (Cont.)

b.
In July 2006, the Company commenced a private placement of units of securities, with each unit comprised of (i) the Company's 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below. The principal and accrued interest are due in one balloon payment at the end of the twelve month period. Each purchaser of the note would receive warrants, exercisable over a period of two years from the date of issuance, to purchase16,250 shares of Common Stock for each $25 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any the offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. The Company raised a gross amount of $550, which is the maximum amount that can be raised under the offering.

The Company recorded in the financial statements a discount of $463 to reflect the value of the warrants and is amortizing this amount through the date of the loans maturity.

NOTE 7 - Repayment of Outstanding Debt

a.
On September 6, 2005 the Company negotiated with a lender a loan in the principal amount of $100 plus a one time arrangement fee of $10. This loan was repaid in January 2006. The Company also issued to the holder of the debt a three-year warrant to purchase up to 25,000 shares of the Company’s Common Stock at a per share price of $0.75.

The Company recorded in the financial statements a discount of $14 to reflect the value of the warrants and amortized this amount through the date of the maturity of the loan.

b.
In August 2004 the Company negotiated with a lender the extension of the scheduled maturity date of indebtedness in the principal amount of $140 that was originally scheduled to mature on October 12, 2005. The maturity date of $100 of the original principal amount of this indebtedness was extended to March 31, 2006. In consideration of the extension of the principal amount of $100, the Company paid to the lender a one-time arrangement fee of $20 and issued to the holder of the debt a three-year warrant to purchase up to 15,000 shares of the Company's Common Stock at a per share price of $0.75. On March 31, 2006 the principal amount of $100 was repaid in full.

NOTE 8 - Convertible Loans

In January 2005, the Company issued to 10 investors its convertible promissory notes (collectively the "Notes") in the aggregate principal amount of $300. The Notes became payable on September 30, 2006 and bore interest at an annual rate of 8%. Under the terms of the Notes at the election of the holder the Notes were convertible into the Company's Common Stock at a per share price equal to the lesser of (i) 60% of the per share purchase price of any Company security subsequently sold by the Company and (ii) $0.705. All the holders of these convertible promissory notes elected to convert the principal and the accrued interest. The conversion resulted in the issuance to these investors of a total of 948,949 shares of the Company's Common Stock.

In addition, the Company issued to three of the holders of these Notes, as compensation for their participation in raising the funds relating to the Notes, warrants, exercisable through April 21, 2008, to purchase such number of shares of Common Stock as is determined by dividing $30 by the Exercise Price.

SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 9 -Deferred Revenues

In February 2006 the Company entered into a Distribution Agreement with a Distributor to market and distribute certain of the Company’s products. In accordance with this agreement, as at the balance sheet date, the distributor advanced the Company $395. This advance will be offsettable against future amounts due from the Distributor in respect of future sales of certain products subject to other commitments per the Distribution Agreement. Accordingly, this amount has been recorded as deferred revenues.

NOTE 10 - Accrued Expenses and other liabilities

December 31,
2006

Accrued expenses pre merger	$263
Royalties	171
Other accrued expenses	138
$572

NOTE 11 - Accrued Severance Pay

The Company's liability for severance pay is calculated in accordance with Israeli law based on the most recent salary paid to employees and the length of employment in the Company. The Company's liability for severance pay has been fully provided for. Part of the liability is funded through individual insurance policies. The policies are assets of the Company and, under labor agreements, subject to certain limitations, they may be transferred to the ownership of the beneficiary employees.

Severance pay expenses for the years ended December 31, 2006 and 2005 were $78 and $136 respectively.

NOTE 12 - Private Placement

In January 2006, the Company entered into an agreement with an institutional investor for the private placement of 857,143 shares of its Common Stock for gross proceeds of $600 (prior to the payment of placement related expenses aggregating approximately to $20).

NOTE 13 - Stockholder's Equity

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

SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 13 - Stockholder's Equity (Cont.)

In April 2005, the Company adopted the 2005 Non-Employee Directors Stock Option Plan (the "2005 Directors Plan") providing for the issuance of up to 400,000 shares of Common Stock to non-employee directors. Under the 2005 Directors Plan, only non-qualified options may be issued and they will be exercisable for a period of six years from the date of grant.

The options granted vest over periods of up to five years from the date of the grant. Most of the options granted prior to 2005 expire after 10 years from the date of the grant while most of the options granted in 2005 expire after 6 years.

With respect to options granted through December 31, 2005 at exercise prices below the fair market value of the underlying shares at the date of grant, deferred compensation amortization totaling $187 was recorded and charged to earnings during 2005 in accordance with APB 25 and FIN 44.

With respect to compensation expenses recorded in 2006, relating to options granted through December 31 2006, the Company applied the provisions of SFAS No. 123(R) and SAB No. 107, using the prospective recognition method, which require employee share-based equity awards to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25 and allowed under the original provisions of SFAS No. 123. SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods.

During 2006 the Company recorded Stock-based compensation expenses in the amount of $1,152.

The following is a summary of the Company’s outstanding options and warrants:

b.	Stock Options:

As of December 31, 2006 an aggregate of 890,000 options remain available for future grants under the Company’s 2005 Plan and 2005 Directors Plan.

	December 31, 2006
	Amount of Options	Weighed Average Exercise Price
Outstanding at the beginning of the year	1,020,000	$0.44

Granted	240,000	1.24
Forfeited	—	—
Outstanding at the end of the year	1,260,000	0.59

Exercisable at the end of the year	980,000	$0.54

SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 13 - Stockholder's Equity (Cont.)

The options outstanding as of December 31, 2006, have been separated into ranges of exercise price as follows:

					Weighted
	Options	Weighted		Options	average
	outstanding	average	Weighted	exercisable	exercise
	as of	remaining	average	as of	price of
	December 31	contractual	exercise	December 31	options
Range of exercise price	2006	life (years)	price	2006	exercisable

$0.5-$0.55	300,000	8.42	$0.05	250,000	$0.05
$0.60	750,000	8.74	$0.60	630,000	$0.60
$0.85	110,000	7.14	$0.85	50,000	$0.85
$1.85	100,000	9.81	$1.85	50,000	$1.85
	1,260,000	8.61	$1.24	980,000	$0.54

c.	Stock warrants

The Company has issued warrants as follows:

		Outstanding		Exercisable
		as of		as of
		December	Exercise	December	Exercisable
Issuance date		31, 2006	Price	31, 2006	through
May 2005	(1)	88,236	0.85	88,236	May 2008
June 2005	(1)	382,354	0.85	382,354	June 2008
July 2005	(1)	117,648	0.85	117,648	September 2008
September 2005	(2)	40,000	0.75	40,000	September 2008
September 2005	(1)	910,003	0.85	910,003	November 2008
November 2005	(3)	406,925	0.01	406,925	November 2008
November 2005	(1)	152,942	0.85	152,942	December 2008
December 2005	(1)	117,648	0.85	117,648	December 2008
February 2006	(2)	60,000	0.85	60,000	January 2009
February 2006	(4)	500,000	0.01	—	—
September 2006	(5)	83,333	0.36	83,333	August 2009
September 2006	(5)	57,500	0.60	57,500	September 2010
September 2006	(6)	Up to 1,773,333	0.60	Up to 1,773,333	September 2010
October 2006	(7)	357,500	1.50 or 35% less than IPO	357,500	October 2008

SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 13 - Stockholders Equity (Cont.)

c.	Stock warrants

(1)
Issued to investors in the private placement in connection with the April 2005 Notes. According to the Company offer all of these warrants except for 58, 823 shall be replaced to new warrants see (6) and Note 6a.

(2)	Warrants issued to other lenders
(3)	Warrants issued to service providers
(4)
Warrants issued to service provider for consulting services relating to the development of financial and strategic business relationships. Warrants were exercisable through February 2010 and were exercised in full on February 22, 2006.

(5)	Warrants issued to consultant for financial services.
(6)	Warrants issued according to the Amendment and replace the warrants issued in connection with the April 2005 Notes see Note 6a.
(7)	Issued in connection with a private placement of units of securities see Note 6b.
(8)	This table does not include the 948,949 warrants related to the convertible loan converted on September 30, 2006 see Note 8.

d.	Dividends

The Company does not intend to pay cash dividends in the foreseeable future.

NOTE 14 - Deferred Taxes

a.	Measurement of taxable income under the Income Tax Law (Inflationary Adjustments), 1985:

The results for tax purposes of the Israeli subsidiary are measured in terms of earnings in NIS, after certain adjustments for increases in the Israeli Consumer Price Index ("CPI"). As explained in Note 3c, the functional currency is the U.S. dollar. The difference between the annual change in the Israeli CPI and in the NIS/dollar exchange rate causes a further difference between taxable income and the income before taxes presented in the financial statements. In accordance with paragraph 9(f) of SFAS No. 109, the Company has not provided deferred income taxes on the difference between the functional currency and the tax bases of assets and liabilities at the Israeli subsidiary.

b.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 14 - Deferred Taxes (Cont.)

In accordance with SFAS No. 109, the components of deferred income taxes are as follows:

December 31,
2006

Tax on net operating losses carryforward	$1,037
Less - valuation allowance	(1,037)
$—

c.
The Company has provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future

Net operating loss carryforwards as of December 31, 2006 are as follows:

December 31,
2006

Israel	$3,090
USA	827
Total	$3,917

Net operating losses in Israel may be carried forward indefinitely. Net operating losses in the U.S. are available through 2031.

NOTE 15 - Commitments and Contingencies

Lease Commitments

The Company maintains its principal offices in the Warner Gateway campus in Warner Center, Woodland Hills, CA, USA. The offices are leased at a monthly cost of approximately $2.6 and cover a square area of 60 square meters. The lease period for this office terminates in June 2007.The Company has an option to extend the lease a further six months through the end of December 2007. The Company intends to maintain the lease of the premises on a month-to-month basis. The offices provide accommodation for sales, internal administrative and external customer support operations.

SPO MEDICAL INC
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 15 - Commitments and Contingencies (Cont.)

Research and development is carried out at the Company’s premises in Kiryat Malachi, Israel, which are comprised of laboratory and development facilities covering an area of 300 sq. m. In addition, the Company sub-leases a smaller facility of 112 square meters in Kfar Saba, Israel for local administrative staff. The facilities in Kiryat Malachi, Israel, are leased pursuant to a lease agreement that is to expire in July 2011 at an approximate per month rate of $1.5. The administrative facilities in Israel are leased pursuant to a lease agreement that terminates in December 2007 with an option to extend the lease for two additional 12 month periods at an approximate monthly rate of $0.7.

Government of Israel

The Company’s subsidiary, SPO Ltd., is committed to pay royalties of 3% to the Government of Israel on proceeds from the sale of products, the research and development of which the Government has participated in by way of grants, up to the amount of 100%-150% of the grants received plus interest at dollar LIBOR. The royalties are payable at a rate of 3% for the first three years of product sales and 3.5% thereafter. The total amount of grants received or accrued, net of royalties paid or accrued, as of December 31, 2006 was $1,371. The refund of the grants is contingent upon the successful outcome of the research and development and the attainment of sales. The Company has no obligation to refund these grants, if sales are not generated. The financial risk is assumed completely by the Government of Israel. The grants were received from the Government on a project-by-project basis. If the project fails the Company has no obligation to repay any grant received for the specific unsuccessful or aborted project. As of December 31, 2006 the Company has provided for $171 in royalties payable from such grants.