Form 10QSB
period 2007-03-31
SPO Medical Inc
filed 2007-05-14
CIK 716778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2007; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-11772

SPO MEDICAL INC.

(Exact name of small business issuer as specified in its charter)

Delaware	25-1411971
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

21860 BURBANK BLVD., NORTH BUILDING, SUITE 380
Woodland Hills, CA 91367

(Address of principal executive offices, including zip code)

818-888-4380

(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 1b-2 of the Exchange Act). Yes ☐     No ☒.

As of May 11, 2007, SPO Medical Inc. had outstanding 19,355,525 shares of common stock, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one) Yes ☐     No ☒

INDEX PAGE

-i-

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

-ii-

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
U.S. dollars in thousands

March 31, 2007
Unaudited

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$908
Trade receivables	483
Other accounts receivable and prepaid expenses	270
Inventories	1,006
$2,667
LONG-TERM ASSETS
Deposits	13
Severance pay fund	232
245

PROPERTY AND EQUIPMENT, NET	112
Total assets	$3,024

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Short-term loans	$1,658
Trade payables	603
Employees and payroll accruals	192
Deferred revenues	485
Other payables and accrued expenses	604
3,542

Long-Term Liabilities
Long term loans	208
Accrued severance pay	356
564

STOCKHOLDERS’ DEFICIENCY
Stock capital	193
Additional paid-in capital	10,005
Accumulated deficit	(11,280)
(1,082)

Total liabilities and stockholders’ deficiency	$3,024

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands except share data

	Three months ended March 31,
	2007	2006
	Unaudited

Revenues	$1,256	$701
Cost of revenues	559	371

Gross profit	697	330

Operating expenses
Research and development, net	276	151
Selling and marketing	165	141
General and administrative	247	220
Total operating expenses	688	512
Operating profit (loss)	9	(182)

Financial expenses, net	240	939
Loss for the period	$231	$1,121

Basic and diluted loss per ordinary share	$(0.01)	$(0.06)

Weighted average number of shares
outstanding used in computation of basic and diluted loss per share	19,069,380	18,382,715

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIENCY
U.S. dollars in thousands

	Stock capital	Additional paid-in capital	Deferred compensation	Accumulated deficit	Total

Balance as of January 1, 2005	$600	$2,675	$—	$(4,048)	$(773)
Issuance of ordinary shares upon conversion of loans	35	224			259
Warrants issued in private placement		949			949
Warrants issued in connection with loans		22			22
Deferred stock-based compensation related to options granted to employees and consultants		762	(762)		—
Amortization of deferred Stock-based compensation related to options granted to employees			187		187
Amortization of deferred Stock-based compensation related to options granted to consultants			348		348
Reverse merger transaction and forward split of issued share capital	(465)	201			(264)
Net Loss				(2,038)	(2,038)
Balance as of December 31, 2005	170	4,833	(227)	(6,086)	(1,310)
Deferred compensation reclassified due to FAS 123R implementation for the first time		(227)	227		-
Warrants issued in connection with loans		530			530
Amortization of deferred stock-based compensation related to options granted to consultants		893			893
Exercise of warrants by external consultant	5				5
Benefit resulting from changes to warrant terms		2,534			2,534
Exercise of convertible notes	9	560			569
Amortization of deferred stock-based compensation related to options granted to employees		189			189
Amortization of deferred stock-based compensation related to options granted to directors		71			71
Issuance of ordinary shares	9	571			580
Net Loss				(4,963)	(4,963)
Balance as of December 31, 2006	193	9,954	—	(11,049)	(902)
Warrants issued in connection with credit line		19			19
Amortization of deferred stock-based compensation related to options granted to employees		32			32
Net Loss				(231)	(231)
Balance as of March 31, 2007, Unaudited	$193	$10,005	$—	$(11,280)	$(1,082)

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,
	2007	2006
	Unaudited
Cash Flows from Operating Activities
Loss for the period	$(231)	$(1,121)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	7	7
Stock-based compensation expenses	51	950
Amortization of loan discounts	173	—
Increase (decrease) in accrued severance pay, net	2	(4)
Increase in accrued interest payable on loans	41	35

Changes in assets and liabilities:
Decrease (increase) in trade receivables	85	(119)
Increase in other receivables	(20)	(10)
Increase in inventories	(195)	(92)
Increase (decrease) in accounts payable	115	124
Increase (decrease) in other payables and accrued expenses	100	(40)
Net cash provided by (used in) operating activities	128	(270)

Cash Flows from Investing Activities

Increase in short-term investments	(2)	(1)
Purchase of property and equipment	(13)	(34)
Net cash used in investing activities	(15)	(35)

Cash Flows from Financing Activities

Issuance of stock capital	—	5
Receipt of short-term loans	—	150
Repayment of short-term loans	(41)	(222)
Receipt of payments on account of shares	—	485
Net cash provided by (used in) financing activities	(41)	418

Increase in cash and cash equivalents	72	113
Cash and cash equivalents at the beginning of the period	836	493
Cash and cash equivalents at the end of the period	$908	$606

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
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

The merger between UNDI and the SPO Ltd was accounted for as a reverse merger. As the shareholders of SPO Ltd received the largest ownership interest in the Company, SPO Ltd was determined to be the "accounting acquirer" in the reverse acquisition. As a result, the historical financial statements of the Company were replaced with the historical financial statements of SPO Ltd.

The Company and its subsidiary, SPO Ltd., are collectively referred to as the "Company".

NOTE 2 -	Basis of Presentation

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2007 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

Certain prior years' amounts have been reclassified in conformity with current year's financial statements.

SPO MEDICAL INC AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 3 -	Going Concern

As reflected in the accompanying financial statements, the Company’s operations for the three months ended March 31, 2007, resulted in a net loss of $231 and the Company’s balance sheet reflects a net stockholders’ deficit of $1,082. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise additional working capital. Management’s plans in this regard include raising additional cash from current and potential stockholders and increasing the marketing of its current and new products.

NOTE 4 -	Line Of Credit

On March 27, 2007, the Company entered into a Line of Credit Facility with an institutional investor pursuant to which the Company can borrow up to $200, which can be drawn on demand at the discretion of the Company. The facility continues in effect until January 28, 2008. Amounts outstanding accrue interest at a per annum rate of 9% and accrued interest is payable on a quarterly basis. All amounts borrowed and accrued and unpaid interest are required to be repaid by January 28, 2009. In consideration of the line of credit facility, the Company issued to the investor warrants for 50,000 shares of its Common Stock, exercisable through March 27, 2010 at a per share exercise price of $1.50, of which warrants for 20,000 shares are exercisable immediately and the warrants for the remaining 30,000 shares exercisable only following (and subject to) the Company first draw-down under the facility. As of the date of signing the Quarterly Report on Form 10-0SB for the quarter ended March 31, 2007, the Company has not drawn down under the line of credit facility.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2006.

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

INVENTORY VALUATION

Inventories are stated at the lower of cost or market value. Cost is determined as follows: Raw materials, components and finished products are valued using the first in first out (FIFO) basis. Work-in-process - is valued on the basis of cost or market value of the raw materials components plus the related manufacturing costs.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 AND THE THREE MONTHS ENDED

MARCH 31, 2006

REVENUES. Revenues are currently derived primarily from sales of our PulseOX 5500 TM designed for the medical, homecare and sports markets. Revenues for the three months ended March 31, 2007 and 2006 were $1,256,000 and $701,000, respectively. The increase in revenues during the 2007 period reflected increased sales of our products.

COSTS OF REVENUES. Costs of revenues for the three months ended March 31, 2007 and 2006 were $559,000 and $371,000, respectively. Costs of revenues include all costs related to manufacturing and selling products and services and consist primarily of direct material costs and salaries and related expenses for personnel. This increase in cost of revenues during the 2007 period is primarily attributable to the increase in sales of our products and costs associated with additional quality control processes on the introduction of new components into the products.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties and are net of any government grants and development fees charged to third parties. Research and development expenses for the three months ended March 31, 2007 and 2006 were $276,000 and $151,000, respectively. The increase in research and development expenses during the 2007 period as compared to the 2006 period is primarily attributable to the increase in employee and related compensation costs and in the investment of developing new products.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, sales support, travel and related expenses. Selling and marketing expenses for the three months ended March 31, 2007 and 2006 were $165,000 and $141,000, respectively. The increase in selling and marketing expenses during the 2007 period is primarily attributable to the increase in employee and related compensation costs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal, accounting services. General and administrative expenses for the three months ended March 31, 2007 and 2006 were $247,000 and $220,000, respectively. The increase in general and administrative expenses during the 2007 period as compared to the 2006 period is primarily attributable to the increase in employee and related compensation costs.

FINANCIAL EXPENSES, NET. Financial expense net, for the three months ended March 31, 2007 and 2006 were $240,000 and $939,000, respectively. The decrease in financial expenses, net, during the three months ended March 31, 2007 as compared to the 2006 period is primarily attributable to the decrease in non cash compensation benefits for the period which amounted to $178,000 in the period in 2007 and $913,000 in the corresponding period in 2006 ..

NET LOSS. For the three months ended March 31, 2007 and 2006 we had a net loss of $231,000 and $1,121,000 respectively

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2007, we had cash and cash equivalents of approximately $908,000, compared to $836,000 at December 31, 2006.

We generated positive cash flow from operating activities of approximately $128,000 during the three months ended March 31, 2007 compared to negative cash flow from operating activities of approximately $270,000 for the three months ended March 31, 2006.

In December 2005 we completed the private placement to certain accredited investors that we commenced in April 2005 for the issuance of up to $1,544,000 of units of our securities, with each unit comprised of (i) our 18 month 6% promissory note (collectively, the "April 2005 Notes") and (ii) three year warrants to purchase up to such number of shares of our Common Stock as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85 (collectively the "April 2005 Warrants"). In September 2006, we offered to the holders of the April 2005 Notes to revise certain of the terms of the original offering in order to facilitate an extension to the scheduled maturity date of the Note, (hereinafter the "Amendment"). The Amendment provides that (a) the maturity date of the April 2005 Notes is to be extended by one year from the original maturity date on the original note, (b) the exercise period of the April 2005 Warrants is to be extended from three to five years and the per share exercise price was adjusted to $0.60 and (c) the interest rate on the amounts outstanding under the April 2005 Notes was increased to 8% per annum, effective July 12, 2006. The Amendment also provides that if we subsequently issue shares of our Common Stock at an effective per share exercise price less than that of the adjusted per share exercise price of the April

2005 Warrants during the adjusted exercise period, then the exercise price thereof is to be reduced to such lower exercise price; provided, that, this protection will not apply to certain of our equity or debt issuances (i) from approved stock option plans to employees, directors and other service providers, (ii) upon exercise of options and warrants outstanding as of September 27, 2006 and (iii) to our consultants that an unaffiliated third party would deem to be commercially reasonable and fair. In addition, the Amendment also provides that, subject to certain qualifications, our obligation to file a registration statement under the Securities Act of 1933, as amended, relating to the resale of our Common Stock underlying the April 2005 Warrants is extended to April 15, 2007. The Amendment became effective as of September 30, 2006. The Amendment resulted in a one time non-cash finance expense in the amount of approximately $2,500,000 being recognized in 2006. As of May 11, 2007, holders of Notes in the principal amount $1,439,000 have signed the Amendment and the holder of a note in the principal amount of $50,000 which matured on November 30, 2006 has requested repayment of principle and accrued interest. The Company is currently in contact with the remaining note holders of $55,000 of the April 2005 Notes with respect to obtaining their formal execution of the Amendment.

Our recent financings are discussed below.

In March 2007, we entered into a Line of Credit Facility with an institutional investor pursuant to which we can borrow up to $200,000, which can be drawn on demand at the discretion of the Company. The facility continues in effect until January 28, 2008. Amounts outstanding accrue interest at a per annum rate of 9% and accrued interest is payable on a quarterly basis, All amounts borrowed and accrued and unpaid interest need to be repaid by January 28, 2009. In consideration of the line of credit facility, we issued to the investor a warrant for 50,000 shares of our Common Stock, exercisable through March 27, 2010 at a per share exercise price of $1.50, of which warrants for 20,000 shares is exercisable immediately and the warrants for the remaining 30,000 shares exercisable only following (and subject to) our first draw-down under the facility. As of the filing of this Quarterly Report on Form 10-QSB for the three months ended March 31, 2007 , we have not drawn down any amounts under the line of credit facility.

We will need to raise additional funds to be able to satisfy our cash requirements over the next twelve months. Product development, corporate operations and marketing expenses will continue to require additional capital. Our current revenue from operations are insufficient to cover our current operating expenses and projected expansion plans. We therefore are aggressively seeking additional financing through the sale of our equity and/or debt securities to satisfy future capital requirements until such time as we are able to generate sufficient cash flow from revenues to finance on-going operations. No assurance can be provided that additional capital will be available to us on commercially acceptable or at all. Our auditors included a "going concern" qualification in their auditors' report for the year ended December 31, 2006. While we raised approximately $1,300,000 in gross proceeds from the issuance of our debt and equity securities during 2006, such "going concern" qualification may make it more difficult for us to raise funds when needed. Additional equity financings may be dilutive to holders of our Common Stock.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended March 31, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, we issued unregistered securities as follows:

In March 2007, in consideration of a line of credit facility, we issued to an institutional investor warrants to purchase up to 50,000 shares of our Common Stock, exercisable through March 27, 2010 at a per share exercise price of $1.50, of which warrants for 20,000 shares is exercisable immediately and the warrants for the remaining 30,000 shares exercisable only following (and subject to) our first draw-down under the facility.

These securities were issued without registration under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act. Appropriate legends were affixed to the share certificates issued in all of the above transactions. The Company believes that each of the recipients was an “accredited investor” within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in our common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

4.1	Warrant issued in March 2007 to Innopex Limited.

10.1	Line of Credit Facility dated as of March 27, 2007 between SPO Medical Inc. and Innopex Limited. (1)

31.1	Rule 13a - 14(a) Certification of Principal Executive Officer

31.2	Rule 13a - 14(a) Certification of Principal Financial officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial officer

(1)	Attached as an exhibit to the Company’s registration statement on Form SB-2 filed on April 16, 2007 and incorporated herein by reference

SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer has caused this report to be signed by the undersigned thereunto duly authorized.

DATE:  May 14, 2007

SPO MEDICAL INC. /s/ MICHAEL BRAUNOLD MICHAEL BRAUNOLD PRESIDENT AND CHIEF EXECUTIVE OFFICER

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

DATE:  May 14, 2007

BY: /s/ JEFF FEUER JEFF FEUER, CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)