Form 10QSB
period 2007-06-30
SPO Medical Inc
filed 2007-08-09
CIK 716778

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2007; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
________ to ________

COMMISSION FILE NUMBER: 0-11772

SPO MEDICAL INC.
(Exact name of small business issuer as specified in its charter)

Delaware	25-1411971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Beit Hapa’amon, Suite 209, 20 Hata’as Street, Kfar Saba, Israel
(Address of principal executive offices, including zip code)

972 9 764-3570
(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of August 8, 2007, SPO Medical Inc. had outstanding 19,555,525 shares of common stock, par value $0.01 per share.

Transitional Small Business Disclosure Format (Check one) Yes ☐ No ☒

INDEX PAGE
PART I — FINANCIAL INFORMATION

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
(ii)

SPO MEDICAL INC.
AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
U.S. dollars in thousands

June 30, 2007
Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$833
Trade receivables	750
Other accounts receivable and prepaid expenses	295
Inventories	1,046
$2,924
LONG-TERM INVESTMENTS
Deposits	13
Severance pay fund	249
262

PROPERTY AND EQUIPMENT, NET	117

Total assets	$3,303

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Short-term loans	$2,068
Trade payables	657
Employees and payroll accruals	260
Deferred revenues	485
Other payables and accrued expenses	671
4,141

Long-Term Liabilities
Accrued severance pay	378

STOCKHOLDERS’ DEFICIENCY
Stock capital	195
Additional paid-in capital	10,101
Accumulated deficit	(11,512)
(1,216)

Total liabilities and stockholders’ deficiency	$3,303

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands except share data

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
	Unaudited		Unaudited
Revenues	$2,766	$1,591	$1,510	$890
Cost of revenues	1,265	829	706	459

Gross profit	1,501	762	804	431

Operating expenses
Research and development	543	345	267	193
Selling and marketing	390	302	225	161
General and administrative	592	519	345	299
Totaloperating expenses	1,525	1,166	837	653
Operating loss	24	404	33	222

Financial expenses, net	439	1,302	199	363

Loss for the period	$463	$1,706	$232	$585

Basic and diluted loss per ordinary share	$(0.02)	$(0.09)	$(0.01)	$(0.03)

Weighted average number of shares
outstanding used in computation of basic and diluted loss per share	20,208,833	18,410,096	20,228,833	18,487,477

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIENCY U.S. dollars in thousands

	Stock capital	Additional paid-in capital	Deferred compensation	Accumulated deficit	Total
Balance as of January 1, 2005	$600	$2,675	$-	$(4,048)	$(773)
Issuance of ordinary shares upon
conversion of loans	35	224			259
Warrants issued in private placements		949			949
Warrants issued in connection with loans		22			22
Deferred stock-based compensation
related to options granted to employees
and consultants		762	(762)		-
Amortization of deferred Stock-based
compensation related to options
granted to employees			187		187
Amortization of deferred Stock-based
compensation related to options
granted to consultant			348		348
Reverse merger transaction and forward
split of issued share capital	(465)	201			(264)
Net Loss				(2,038)	(2,038)
Balance as of December 31, 2005	170	4,833	(227)	(6,086)	(1,310)
Deferred compensation reclassified due
to FAS 123R implementation for the
first time		(227)	227		-
Warrants issued in connection with loans		530			530
Amortization of deferred stock-based
compensation related to options
granted to consultants		893			893
Exercise of warrants by external
consultant	5				5
Benefit resulting from changes to
warrant terms		2,534			2,534
Exercise of convertible notes	9	560			569
Amortization of deferred Stock-based
compensation related to options
granted to employees and directors		260			260
Issuance of stock capital	9	571			580
Net Loss				(4,963)	(4,963)
Balance as of December 31, 2006	193	9,954	-	(11,049)	(902)
Exercise of stock options	2	8			10
Warrants issued in connection with
credit line		19			19
Amortization of deferred Stock-based
compensation related to options
granted to employees and directors		120			120
Net Loss				(463)	(463)
Balance as of June 30, 2007,
Unaudited	$195	$10,101	$-	$(11,512)	$(1,216)

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Cash Flows from Operating Activities
Loss for the period	$(463)	$(1,706)	$(232)	$(585)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	13	12	6	5
Stock-based compensation expenses	139	902	88	117
Amortization of loan discounts	333	477	161	312
Increase (decrease) in accrued severance pay, net	7	(6)	5	(2)
Increase in accrued interest payable on loans	83	69	41	34
Changes in assets and liabilities:
Increase in trade receivables	(182)	(252)	(267)	(133)
Decrease (increase) in other receivables	(45)	(6)	(25)	4
Decrease (Increase) in inventories	(235)	(42)	(40)	50
Increase (decrease) in trade payable	169	92	54	(32)
Decrease in other payables and accrued expenses	235	103	135	143
Net cash provided by (used in) operating activities	54	(357)	(74)	(87)

Cash Flows from Investing Activities
Increase in short-term investments	(2)	(1)	-	-
Purchase of property and equipment	(24)	(34)	(11)	-
Net cash used in investing activities	(26)	(35)	(11)	-

Cash Flows from Financing Activities
Issuance of stock capital	-	580	-	95
Exercise of warrants by consultant	-	5	-	-
Receipt of short-term loan	-	84	-	-
Proceeds on grant of exercisable warrants	-	66	-	-
Exercise of stock options	10	-	10	-
Repayment of short-term loans	(41)	(261)	-	(39)
Net cash provided by (used in) financing activities	(31)	474	10	56

Increase (decrease) in cash and cash equivalents	(3)	82	(75)	(31)
Cash and cash equivalents at the beginning of the period	836	493	908	606

Cash and cash equivalents at the end of the period	$833	$575	$833	$575

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENT
U.S. dollars in thousands except share data

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

NOTE 2 -Basis of Presentation

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2007 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the six and three months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

SPO MEDICAL INC. AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENT
U.S. dollars in thousands except share data

NOTE 3 -GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the six and three months ended June 30, 2007, resulted in a net loss of $463 and $232 respectively, and the Company’s balance sheet reflects a net stockholders’ deficit of $1,216. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise additional working capital. Management’s plans in this regard include raising additional cash from current and potential stockholders and increasing the marketing of its current and new products.

NOTE 4 - SUBSEQUENT EVENT

On July 5, 2007, the Company privately placed with an institutional investor 1,444,444 shares of its Common Stock for aggregate gross proceeds of $1,300. The Shares were placed pursuant to a Confidential Private Placement Agreement between the Company and the investor entered into as of July 5, 2007. In connection with the placement of the shares, the Company paid to a placement agent a cash fee of $117.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND THE THREE AND SIX MONTHS ENDED JUNE 30, 2006

REVENUES. Revenues are currently derived primarily from sales of our PulseOX 5500 TM designed for the medical, homecare and sports markets. Revenues for the three and six months ended June 30, 2007 were $1,510,000 and $2,766,000 respectively. Revenues for the corresponding periods in 2006 were $890,000 and $1,591,000 respectively. The increase in revenues during the 2007 periods reflected increased sales of our products.

COSTS OF REVENUES. Costs of revenues for the three and six months ended June 30, 2007 were $706,000 and $1,265,000, respectively. Costs of revenues for the corresponding periods in 2006 were $459,000 and $829,000, respectively. Costs of revenues include all costs related to manufacturing and selling products and services and consist primarily of direct material costs and salaries and related expenses for personnel. The increase in cost of revenues during the 2007 periods is primarily attributable to the increase in sales of our products.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties and are net of any government grants and development fees charged to third parties. Research and development expenses for the three and six months ended June 30, 2007 were $267,000 and $543,000, respectively. Research and development expenses for the corresponding periods in 2006 were $193,000 and $345,000, respectively. The increase in research and development expenses during the 2007 periods is primarily attributable to increased employee and related compensation costs and in the investment of developing new products.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, sales support, travel and related expenses. Selling and marketing expenses for the three and six months ended June 30, 2007 were $225,000 and $390,000, respectively. Selling and marketing expenses for the corresponding periods in 2006 were $161,000 and $302,000, respectively. The increase in selling and marketing expenses during the 2007 periods is primarily attributable to the amounts expensed that related to market research for new products.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal, accounting services. General and administrative expenses for the three and six months ended June 30, 2007 were $345,000 and $592,000, respectively. General and administrative costs for the corresponding periods in 2006 were $299,000 and $519,000 respectively. The increase in general and administrative expenses during the 2007 periods is primarily attributable to the increase in non executive directors’ fees, professional fees and employee and related compensation costs.

FINANCIAL EXPENSES, NET. Financial expense, net, for the three and six months ended June 30, 2007 were $199,000 and $439,000, respectively. Financial expenses, net, for the corresponding periods in 2006 were $363,000 and $1,302,000 respectively. The decrease in financial expenses is primarily attributable to a one time non-cash expense that was recognized in the 2006 periods in respect of stock based compensation benefits as well the interest accrued on loans that were advanced to us since April 2005 and which matured during 2006.

NET LOSS. For the three and six months ended June 30, 2007 we had a net loss of $232,000 and $463,000, respectively. Net loss for the corresponding periods in 2006 were $585,000 and $1,706,000 respectively. The decrease in net loss during the 2007 periods is primarily attributable to the one time non-cash expense that was recognized in the 2006 periods in respect of deferred compensation benefits and interest expenses on loans which are discussed above under "Financial Expenses, Net".

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2007, we had cash and cash equivalents of approximately $833,000 compared to $836,000 at December 31, 2006. Our cash position improved as a result of the proceeds of the private placement that we completed in July 2007 which is discussed below.

We generated positive cash flow from operating activities of approximately $54,000 during the six months ended June 30, 2007 compared to negative cash flow from operating activities of approximately $357,000 for the six months ended June 30, 2006.

In December 2005 we completed the private placement to certain accredited investors that we commenced in April 2005 for the issuance of up to $1,544,000 of units of our securities, with each unit comprised of (i) our 18 month 6% promissory note (collectively, the "April 2005 Notes") and (ii) three year warrants to purchase up to such number of shares of our Common Stock as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85 (collectively the "April 2005 Warrants"). In September 2006, we offered to the holders of the April 2005 Notes to revise certain of the terms of the original offering in order to facilitate an extension to the scheduled maturity date of the Note, (hereinafter the "Amendment"). The Amendment provides that (a) the maturity date of the April 2005 Notes is to be extended to March 26, 2008, (b) the exercise period of the April 2005 Warrants is to be extended from three to five years with an expiration date of September 26, 2010 and the per share exercise price was adjusted to $0.60 and (c) the interest rate on the amounts outstanding under the April 2005 Notes was increased to 8% per annum, effective July 12, 2006. The Amendment also provides that if we subsequently issue shares of our Common Stock at an effective per share exercise price less than that of the adjusted per share exercise price of the April 2005 Warrants during the adjusted exercise period, then the exercise price thereof is to be reduced to such lower exercise price; provided, that, this protection will not apply to certain of our equity or debt issuances (i) from approved stock option plans to employees, directors and other service providers, (ii) upon exercise of options and warrants outstanding as of September 27, 2006 and (iii) to our consultants that an unaffiliated third party would deem to be commercially reasonable and fair. In addition, the Amendment also provides that, subject to certain qualifications, our obligation to file a registration statement under the Securities Act of 1933, as amended, relating to the resale of our Common Stock underlying the April 2005 Warrants is extended to April 15, 2007. The Amendment became effective as of September 30, 2006. The Amendment resulted in a one time non-cash finance expense in the amount of approximately $2,500,000 being recognized in 2006. As of August 8, 2007, holders of Notes in the principal amount $1,439,000 have signed the Amendment and the holder of a note in the principal amount of $50,000 which matured on November 30, 2006 has requested repayment of principle and accrued interest. The Company is currently in contact with the remaining note holders of $55,000 of the April 2005 Notes with respect to obtaining their formal execution of the Amendment.

Our recent financings are discussed below.

In March 2007, we entered into a Line of Credit Facility with an institutional investor pursuant to which we can borrow up to $200,000, which can be drawn on demand at the discretion of the Company. The facility continues in effect until January 28, 2008. Amounts outstanding accrue interest at a per annum rate of 9% and accrued interest is payable on a quarterly basis, All amounts borrowed and accrued and unpaid interest need to be repaid by January 28, 2009. In consideration of the line of credit facility, we issued to the investor a warrant for 50,000 shares of our Common Stock, exercisable through March 27, 2010 at a per share exercise price of $1.50, of which warrants for 20,000 shares is exercisable immediately and the warrants for the remaining 30,000 shares exercisable only following (and subject to) our first draw-down under the facility. To date, we have not drawn down any amounts under the line of credit facility.

In July 2007 we issued to an investor 1,444,444 shares of our Common Stock for aggregate gross proceeds of $1,300,000.

We will need to raise additional funds to be able to satisfy our cash requirements over the next twelve months. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital. Our current revenues from operations are insufficient to cover our projected expansion plans. We therefore are seeking additional financing through the sale of our equity and/or debt securities to satisfy future capital requirements until such time as we are able to generate sufficient cash flow from revenues to finance on-going operations. No assurance can be provided that additional capital will be available to us on commercially acceptable or at all. Our auditors included a "going concern" qualification in their auditors' report for the year ended December 31, 2006. While we raised approximately $1,300,000 in gross proceeds from the issuance of our debt and equity securities during 2006 and an additional $1,300,000 in July 2007 form the private placement of our equity securities, such "going concern" qualification may make it more difficult for us to raise funds when needed. Additional equity financings may be dilutive to holders of our Common Stock.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended June 30, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

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

DATE: August 9 2007	SPO MEDICAL INC.

/s/ MICHAEL BRAUNOLD
MICHAEL BRAUNOLD PRESIDENT AND CHIEF EXECUTIVE OFFICER

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

DATE: August 9, 2007

	BY	/s/ JEFF FEUER
JEFF FEUER, CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)