Form 10QSB
period 2007-09-30
SPO Medical Inc
filed 2007-11-05
CIK 716778

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2007; or

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

As of November 5, 2007, SPO Medical Inc. had outstanding 20,979,969 shares of common stock, par value $0.01 per share.
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

(ii)

SPO MEDICAL INC.
AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
U.S. dollars in thousands

September 30, 2007
Unaudited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,623
Trade receivables	1,010
Other accounts receivable and prepaid expenses	180
Inventories	993
3,806
LONG-TERM INVESTMENTS
Deposits	12
Severance pay fund	283
295

PROPERTY AND EQUIPMENT, NET	120

Total assets	$4,221

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

Short-term loans	$1,875
Trade payables	484
Employees and payroll accruals	263
Deferred revenues	485
Other payables and accrued expenses	730
3,837
Long-Term Liabilities

Accrued severance pay	407

STOCKHOLDERS’ DEFICIENCY

Stock capital	209
Receipts on account of stock capital	369
Additional paid-in capital	11,347
Accumulated deficit	(11,948)
(23)

Total liabilities and stockholders’ deficiency	$4,221

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands except share data

	Nine months ended September 30,		Three months ended September 30,
	Unaudited		Unaudited
	2007	2006	2007	2006

Revenues	$4,174	$2,520	$1,408	$929

Cost of revenues	1,938	1,264	673	435

Gross profit	2,236	1,256	735	494

Operating expenses
Research and development	799	549	256	204
Selling and marketing	552	463	162	161
General and administrative	1,030	716	438	197
Total operating expenses	2,381	1,728	856	562

Operating loss	145	472	121	68

Financial expenses, net	754	4,044	315	2,742

Loss for the period	$899	$4,516	$436	$2,810

Basic and diluted loss per ordinary share	$(0.04)	$(0.24)	$(0.02)	$(0.15)

Weighted average number of shares
outstanding used in computation of basic
and diluted loss per share	20,731,725	18,690,751	21,769,785	19,239,858

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIENCY
U.S. dollars in thousands

	Stock capital	Additional paid-in capital	Receipts on account for stock capital	Deferred compensation	Accumulated deficit	Total

Balance as of January 1, 2005	$600	$2,675	$-	$-	$(4,048)	$(773)
Issuance of ordinary shares upon conversion of loans	35	224				259
Warrants issued in private placements		949				949
Warrants issued in connection with loans		22				22
Deferred stock-based compensation related to options granted to employees and consultants		762		(762)		-
Amortization of deferred Stock-based compensation related to options granted to employees				187		187
Amortization of deferred Stock-based compensation related to options granted to consultant				348		348
Reverse merger transaction and forward split of issued share capital	(465)	201				(264)
Net Loss					(2,038)	(2,038)
Balance as of December 31, 2005	170	4,833	-	(227)	(6,086)	(1,310)
Deferred compensation reclassified due to FAS 123R implementation for the first time		(227)		227		-
Warrants issued in connection with loans		530				530
Amortization of deferred stock-based compensation related to options granted to consultants		893				893
Exercise of warrants by external consultant	5					5
Benefit resulting from changes to warrant terms		2,534				2,534
Exercise of convertible notes	9	560				569
amortization of deferred Stock-based compensation related to options granted to employees and directors		260				260
Issuance of stock capital	9	571				580
Net Loss					(4,963)	(4,963)
Balance as of December 31, 2006	$193	$9,954	$-	$-	$(11,049)	$(902)

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIENCY
U.S. dollars in thousands

	Stock capital	Additional paid-in capital	Receipts on account for stock capital	Deferred compensation	Accumulated deficit	Total

Balance as of December 31, 2006	$193	$9,954	$-	$-	$(11,049)	$(902)
Exercise of stock options	2	8				10
Issuance of stock capital, net	14	1,169				1,183
Warrants issued in connection with credit line		19				19
Receipts on account for stock capital from conversion of loan Notes			257			257
Benefit related to conversion of loan Notes			112			112
Amortization of deferred Stock-based compensation related to options granted to employees, consultants and directors		197				197
Net Loss					(899)	(899)
Balance as of September 30, 2007, (Unaudited)	$209	$11,347	$369	$-	$(11,948)	$(23)

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Cash Flows from Operating Activities
Loss for the period	$(899)	$(4,516)	$(436)	$(2,810)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	21	17	8	5
Stock-based compensation expenses	286	952	147	50
Amortization of loan discounts, net	440	625	107	148
Benefit resulting from changes to warrant terms	42	2,534	42	2,534
Increase (decrease) in accrued severance pay, net	2	(13)	(5)	(7)
Increase in accrued interest payable on loans	121	114	38	45
Changes in assets and liabilities:
Increase in trade receivables	(442)	(335)	(260)	(83)
Decrease (increase) in other receivables	70	(47)	115	(41)
Decrease (Increase) in inventories	(182)	(202)	53	(160)
Increase (decrease) in trade payable	(4)	93	(173)	1
Increase in other payables and accrued expenses	297	331	62	228
Net cash used in operating activities	(248)	(447)	(302)	(90)

Cash Flows from Investing Activities
Decrease (Increase) in deposits	(1)	(1)	1	-
Sale of property and equipment	1	-	1	-
Purchase of property and equipment	(36)	(55)	(12)	(21)
Net cash used in investing activities	(36)	(56)	(10)	(21)

Cash Flows from Financing Activities
Issuance of stock capital	1,183	580	1,183	-
Exercise of warrants by consultant	-	5	-	-
Receipt of short-term loan	-	152	-	68
Proceeds on grant of exercisable warrants	-	428	-	362
Exercise of stock options	10	-	-	-
Repayment of short-term loans	(122)	(301)	(81)	(40)
Net cash provided by financing activities	1,071	864	1,102	390

Increase in cash and cash equivalents	787	361	790	279
Cash and cash equivalents at the beginning of the period	836	493	833	575

Cash and cash equivalents at the end of the period	$1,623	$854	$1,623	$854
Non cash transactions:
conversion of convertible notes	$-	$569	$-	$569
Receipts on account for stock capital from conversion of loan Notes	$257	$-	$257	$-

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

NOTE 2 - Basis of Presentation

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and Article 10 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2007 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

The nine and three months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

SPO MEDICAL INC. AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENT
U.S. dollars in thousands except share data

NOTE 3 - GOING CONCERN
As reflected in the accompanying financial statements, the Company’s operations for the nine and three months ended September 30, 2007, resulted in a net loss of $899 and $436 respectively, and the Company’s balance sheet reflects a net stockholders’ deficit of $23. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise additional working capital. Management’s plans in this regard include raising additional cash from current and potential stockholders and increasing the marketing of its current and new products.

NOTE 4 - STOCKHOLDERS EQUITY
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

In July 2006, the Company commenced a private placement of units of securities, with each unit comprised of (i) the Company's 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which it raised $550 (the maximum amount that could be raised from this offering). Under the terms of the offering, the principal and accrued interest is due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase16,250 shares of Common Stock for each $25 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any the offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. During the quarter ended September 30, 2007, the Company offered to the holders of the notes to convert the principal and accrued interest into shares of the Company’s Common Stock at a per share conversion price of $0.90 and to reduce the per share exercise price of the warrants to $0.90. As of November XX, 2007, the holders of $238 of the principal amount agreed to convert the principal and accrued interest thereon into shares of the Company’s Common Stock. The Company repaid to a note holder the principal amount of $75 and the accrued interest thereon. The warrants held by note holders who do not convert are not being repriced.

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

As of November __, 2007, we had 19 employees (and consultants) working on a full time basis. On October 8, 2007, our common stock began to be quoted on the over-the-counter- Bulletin Board under the stock symbol “SPOM”.

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

REVENUE RECOGNITION

We generate revenues principally from sales of our products. Revenues from the sale of products are recognized when delivery has occurred, persuasive evidence of an arrangement exists, the vendor's fee is fixed or determinable, no further obligation exists and collection of is probable and there are no remaining significant obligations. Delivery is deemed to have occurred upon shipment of products from any of our distribution centers.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES . Revenues are currently derived primarily from sales of our PulseOX 5500 TM and Check Mate products designed for the medical, homecare and sports markets. Revenues for the three and nine months ended September 30, 2007 were $1,408,000 and $4,174,000, respectively. Revenues for the corresponding periods in 2006 were $929,000 and $2,520,000, respectively. The increase in revenues during the 2007 periods reflected increased sales of our products.

COSTS OF REVENUES. Costs of revenues for the three and nine months ended September 30, 2007 were $673,000 and $1,938,000, respectively. Costs of revenues for the corresponding periods in 2006 were $435,000 and $1,264,000, respectively. Costs of revenues include all costs related to manufacturing and selling products and services and consist primarily of direct material costs and salaries and related expenses for personnel. The increase in cost of revenues during the 2007 periods is primarily attributable to the increase in sales of our products.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses for the three and nine months ended September 30, 2007 were $256,000 and $799,000, respectively. Research and development expenses for the corresponding periods in 2006 were $204,000 and $549,000, respectively. The increase in research and development expenses during the 2007 periods is primarily attributable to increased employee and related compensation costs and in the investment of developing new products.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, sales support, travel and related expenses. Selling and marketing expenses for the three and nine months ended September 30, 2007 were $162,000 and $552,000, respectively. Selling and marketing expenses for the corresponding periods in 2006 were $161,000 and $463,000, respectively. The increase in selling and marketing expenses during 2007 is primarily attributable to the amounts expensed that related to market research for new products being developed.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal, accounting services. General and administrative expenses for the three and nine months ended September 30, 2007 were $438,000 and $1,030,000, respectively. General and administrative costs for the corresponding periods in 2006 were $197,000 and $716,000 respectively. The increase in general and administrative expenses during 2007 is primarily attributable to professional fees incurred in connection with our efforts to raise additional funds through public and/or private offerings of our securities in and outside the United States.

FINANCIAL EXPENSES, NET . Financial expense, net, for the three and nine months ended September 30, 2007 were $315,000 and $754,000, respectively. Financial expenses, net, for the corresponding periods   in   2006 were $2,742,000 and $4,044,000 respectively. The decrease in financial expenses is primarily attributable to a one time non-cash expense that was recognized in the 2006 periods in respect of stock based compensation benefits as well the interest accrued on loans that were advanced to us since April 2005 and which matured during 2006.

NET LOSS. For the three and nine months ended September 30, 2007 we had a net loss of $436,000 and $899,000, respectively. Net loss for the corresponding periods in 2006 were $2,810,000 and $4,516,000, respectively. The decrease in net loss during the 2007 periods is primarily attributable to the one time non-cash expense that was recognized in the 2006 periods in respect of deferred compensation benefits and interest expenses on loans which are discussed above under "Financial Expenses, Net".

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2007, we had cash and cash equivalents of approximately $1,623,000 compared to $836,000 at December 31, 2006. Our cash position improved as a result of the proceeds from the private placement that we completed in July 2007 which is discussed further, below.

We generated net negative cash flows from operating activities of approximately $248,000 during the nine months ended September 30, 2007 compared to negative cash flows of approximately $447,000 for the nine months ended September 30, 2006.

In December 2005 we completed the private placement to certain accredited investors that we commenced in April 2005 for the issuance of up to $1,544,000 of units of our securities, with each unit comprised of (i) our 18 month 6% promissory note (collectively, the "April 2005 Notes") and (ii) three year warrants to purchase up to such number of shares of our Common Stock as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85 (collectively the "April 2005 Warrants"). In September 2006, we offered to the holders of the April 2005 Notes to revise certain of the terms of the original offering in order to facilitate an extension to the scheduled maturity date of the Note, (hereinafter the "Amendment"). The Amendment provides that (a) the maturity date of the April 2005 Notes is to be extended to March 26, 2008, (b) the exercise period of the April 2005 Warrants is to be extended from three to five years with an expiration date of September 26, 2010 and the per share exercise price was adjusted to $0.60 and (c) the interest rate on the amounts outstanding under the April 2005 Notes was increased to 8% per annum, effective July 12, 2006. The Amendment also provides that if we subsequently issue shares of our Common Stock at an effective per share exercise price less than that of the adjusted per share exercise price of the April 2005 Warrants during the adjusted exercise period, then the exercise price thereof is to be reduced to such lower exercise price; provided, that, this protection will not apply to certain of our equity or debt issuances (i) from approved stock option plans to employees, directors and other service providers, (ii) upon exercise of options and warrants outstanding as of September 27, 2006 and (iii) to our consultants that an unaffiliated third party would deem to be commercially reasonable and fair. In addition, the Amendment also provides that, subject to certain qualifications, our obligation to file a registration statement under the Securities Act of 1933, as amended, relating to the resale of our Common Stock underlying the April 2005 Warrants is extended to April 15, 2007. The Amendment became effective as of September 30, 2006. The Amendment resulted in a one time non-cash finance expense in the amount of approximately $2,500,000 being recognized in 2006. As of November 5, 2007, holders of Notes in the principal amount $1,439,000 have signed the Amendment and the holder of a note in the principal amount of $50,000 which matured on November 30, 2006 has requested repayment of principle and accrued interest. The Company is currently in contact with the remaining note holders of $55,000 of the April 2005 Notes with respect to obtaining their formal execution of the Amendment.

In July 2006, we commenced a private placement of units of our securities, with each unit comprised of (i) our 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which we raised $550,000 (the maximum amount that could be raised from this offering). Under the terms of the offering, the principal and accrued interest is due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase16,250 shares of Common Stock for each $25,000 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any the offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. During the quarter ended September 30, 2007, we offered to the holders of the notes to convert the principal and accrued interest into shares of the Company’s Common Stock at a per share conversion price of $0.90. As of November 5, 2007 the holders of $238,000 of the principal amount agreed to convert the principal and accrued interest thereon into shares of our Common Stock. We repaid to a note holder the principal amount of $75,000 and the accrued interest thereon. The Company is currently in contact with the remaining note holders with respect to obtaining their consent to the Amendment and the conversion of their Notes.

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

In July 2007 we issued to an investor 1,444,444 shares of our Common Stock for aggregate gross proceeds of $1,300,000. The net proceeds from this financing were $1,183,000 after cash fee paid to the placement agent.

We will need to raise additional funds to be able to satisfy our cash requirements over the next twelve months. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital. Our current revenues from operations are insufficient to cover our projected expansion plans. We therefore are seeking additional financing through the sale of our equity and/or debt securities to satisfy future capital requirements until such time as we are able to generate sufficient cash flow from revenues to finance on-going operations. No assurance can be provided that additional capital will be available to us on commercially acceptable or at all. Our auditors included a "going concern" qualification in their auditors' report for the year ended December 31, 2006. While we raised approximately $1,300,000 in gross proceeds from the issuance of our debt and equity securities during 2006 , such "going concern" qualification may make it more difficult for us to raise funds when needed. Additional equity financings may be dilutive to holders of our Common Stock.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended September 30, 2007, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended September 30, 2007 without registration under the Securities Act.

1. On July 5, 2007, we issued to an investor 1,444,444 shares of our Common Stock for total gross cash proceeds of $1,300,000.

2. On September 4, 2007, we issued to a service provider warrants, exercisable through September 2011, to purchase up to 100,000 shares of our Common Stock, exercisable upon certain specified events.

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemptions provided in Section 4(2) of the Securities Act or Regulation S under such Securities Act. Except with respect to securities sold under Regulation S, the recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in all of the above transactions. Each of the recipients represented that they were “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

10.1	Confidential Private Placement Subscription Agreement dated as of July 7, 2007 by and between SPO Medical Inc. and Rig III.

10.2	Form of Agreement Relating to the Conversion of outstanding Debt Instruments

31.1	Rule 13a - 14(a) Certification of Principal Executive Officer

31.2	Rule 13a - 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the small business issuer has caused this report to be signed by the undersigned thereunto duly authorized.

DATE: November 5, 2007	SPO MEDICAL INC.

/s/ MICHAEL BRAUNOLD
MICHAEL BRAUNOLD PRESIDENT AND CHIEF EXECUTIVE OFFICER

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

DATE: November 5, 2007

	BY	/s/ JEFF FEUER
JEFF FEUER, CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)