Form 10KSB
period 2007-12-31
SPO Medical Inc
filed 2008-03-21
CIK 716778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

  MARK ONE:

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIESEXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  0-11772

SPO MEDICAL INC.
(Name of Small Business Issuer in its chapter)

Delaware	11-3223672
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

Beit Hapa’amon, Suite 209, 20 Hata’as Street, Kfar Saba, Israel
(Address of Principal Executive Offices)

972 9 764-3570
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

The issuer's revenues for the year ended December 31, 2007: $5,008,000

As of March 20, 2008, there were 21,585,188 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's Common Stock held by non-affiliates was approximately $10.3 million. Such market value was calculated using the closing price of such Common Stock as of such date as quoted on the OTC Bulletin Board.

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☒

SPO MEDICAL INC.
2007 FORM 10-KSB ANNUAL REPORT

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

SPO Medical Inc. is engaged in the design, development and marketing of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood which is known as Reflectance Pulse Oximetry (RPO). Using RPO, a sensor can be positioned on various body parts, hence minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhances wireless, stand-alone configurations facilitating expanded commercial possibilities.

We hold three patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our technology. As further discussed below, our technologies are currently applied to products that are designed for use by the, homecare, professional medical care, sports, safety and search and rescue.

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

Background

Pulse oximetry is an important non-invasive process used to both measure blood oxygen saturation levels (SpO2) by monitoring the percentage of hemoglobin that is saturated with oxygen and measure heart rate. This procedure has been used regularly in hospitals during the past twenty years and is established as an essential measurement in medical practice to ensure maintenance of adequate oxygen and prevention of respiratory difficulty. In many disease states, oxygen saturation is one of the most important vital signs to monitor.

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

Blood pressure using reflectance oximetry

Billirubin levels

Monitoring glucose levels in blood

Hemoglobin count in blood

Products

The following details our commercially available products utilizing our unique pulse oximetry technology.

PulseOx 5500TM — a stand-alone commercial RPO spot check monitor for SpO2 and heart rate. The PulseOx 5500TM uses SPO patented technology to provide a medical device which is easier to use for many patients and less expensive to operate than any other device that is commercially available. Its main advantages include: (i) long lasting battery with more than 1,000 hours, using only a fraction of the power used by competitive devices and (ii) resistance to many forms of motion, reducing its susceptibility to the motion artifacts which are typical of other pulse oximetry devices. The PulseOx 5500 was first introduced commercially during the fourth quarter of 2004. The device was approved and registered by the Food and Drug Administration ("FDA") in June 2004. The device also carries the CE (European Directives 93/42/EEC and 90/385/EEC for regulatory and safety standards of medical equipment) and Canadian Standards Association (CSA) mark for safety and audited manufacturing processes, all of which were obtained in February 2005.

Check MateTM— addresses the sports and aviation market’s demand for a lightweight, inexpensive monitor for measuring SpO2 and heart rate during physically active and high-altitude activities. It offers the user a greater ability to monitor these vital signs under motion and is less expensive than most other available devices. The Check Mate was first introduced commercially during third quarter of 2005. The Check Mate does not require FDA approval or registration. It carries the CE and CSA mark for safety and audited manufacturing processes.

PulseOx 7500TM —a monitor for extended monitoring of SpO2 and heart rate by means of RPO. The monitor is being initially marketed for pre screening of sleep apnea sufferers. Our monitor’s main advantages include: (i) long lasting battery equivalent to a month’s use of monitoring using only a fraction of the power used by competitive devices   and hence a lower cost of ownership and (ii) resistance to many forms of motion, reducing its susceptibility to the motion artifacts which are typical of other similar pulse oximetry devices.

PulseOx 6000 TM — a professional stand-alone commercial RPO spot check monitor for SpO2 and heart rate. The PulseOx 6000TM uses our patented technology to provide a medical device which is easier to use for many patients and less expensive to operate than any other device that is commercially available. Its main advantages include: (i) long lasting battery with more than 500 hours, using only a fraction of the power used by competitive devices and (ii) AutospotTM technology which compensates for resistance to many forms of motion, thereby reducing its susceptibility to the motion artifacts which are typical of other pulse oximetry devices and low perfusion experienced in certain patients. The PulseOx 600TM was first introduced commercially during the first quarter of 2008. The device is approved and registered by the Food and Drug Administration ("FDA"). The device carries the CE and CSA mark for safety and audited manufacturing processes.

PulseOx 6100 TM — a professional stand-alone hand held commercial RPO spot check monitor for SpO2 and heart rate. The PulseOx 6100TM uses our patented technology to provide a medical device which is easier to use for many patients and less expensive to operate than any other device that is commercially available. Its main advantages include: (i) long lasting battery with more than 200 hours, using only a fraction of the power used by competitive devices, (ii) AutospotTM technology which compensates for resistance to many forms of motion reducing its susceptibility to the motion artifacts which are typical of other pulse oximetry devices and low perfusion experienced in certain patients and (iii) flash memory for recording multiple patient readings. The PulseOx 600TM was first introduced commercially during the first quarter of 2008. The device carries the CE and CSA mark for safety and audited manufacturing processes.

Research & Development / Products Under Design and Development

We currently have in various stages of development other wellness market devices utilizing our oximetry technology. These include the following:

Baby Movement Monitor — a monitor being designed specifically for the use with infants. This unique monitor is being designed for continual non-invasive monitoring of an infant.

Sports Watch - a sports watch for monitoring hear rate, calories.. for sports enthusiast to monitor their wellness whilst training or engaging in sport activities.

Our research and development activities as well as product design activities are primarily conducted in our research and development subsidiary SPO Ltd. located in Israel. During our 2007 and 2006 fiscal years, we expended approximately $1,198,000 and $972,000, respectively, on research and development.

Business Strategy

Our mission is to build a profitable business that develops and commercializes medical biosensor products and wellness products that improve people's lives and provide reassurance of wellness and thereby increase stockholder value. To achieve this mission, we are pursuing the following business strategies:

Establishing our brand in both the medical and consumer marketplaces. The initial product launch PulseOx 5500TM was a demonstration of our strategy to establish our company within the most demanding part of the market - medical devices intended primarily for the homecare market requiring FDA approval and requiring a doctor's prescription. Thereafter, subject to regulatory approval, consumer applications using the technology will be marketed for direct purchase at appropriate outlets (e.g., retail drug chains, sports and fitness establishments, distributors of safety and security products).

Partner with highly qualified, focused companies, internationally. We intend to collaborate with leading medical device resellers capable of distributing the products to the professional market. For instance, we currently sell the PulseOx 5500(TM) through reputable, established medical device distributors serving North American markets and the European, Asian and Latin American markets. Our professional products PulseOx 6000TM and PulseOx 6100Tm will be distributed by other distributors which specifically sell to the hospitals, Integrated Medical Care services and other medical professionals. We anticipate that our other consumer products, such as the Check Mate(TM), will be distributed by companies with access to its target market which includes sports enthusiasts. Our other commercial wellness products, which are currently under design and development, will not be sold during 2008; however we will be actively seeking distributors and other collaborators for the commercial distribution of these products in preparation of their launch.

Research and Development. Our research and development strategy is to continually improve and expand our product offerings by leveraging existing and newly developed proprietary technologies, as well as those of our collaborators, into new product offerings. We intend to pursue a multi-disciplinary approach to product design that includes substantial electrical, mechanical, software and biomedical engineering efforts. We are currently focusing our development programs on expanding our current product offering and investigations in to other non-invasive optical techniques for blood analysis of other vital signs in blood. In addition, we have established relationships with leading teaching hospitals and academic institutions for the purpose of clinically evaluating its new products. We have consulting arrangements with physicians and scientists in the areas of research, product development and clinical evaluation.

Suppliers

Our products are made from components which we either have manufactured for us or which are readily available off the shelf components. Some of our products are manufactured through agreements with unaffiliated companies. We purchase certain components from single or preferred sources of supply. The use of single or preferred sources of supply increases our exposure to price sensitivity and supply delays.

We outsource our primary assembly and manufacturing operations. We utilize turn key contract manufacturers that are ISO certified. However, the outsourcing of these operations may mean that some degree of risks related to delivery schedules, yields, and other factors are not directly under our control.

Marketing and Sales Organization

Our products are sold primarily through resellers in the United States and a combination of resellers and independent distributors in other international markets. Our primary markets include homecare, physicians, hospitals, other medical institutions and general homecare providers.

We provide service and maintenance to purchasers of our products under warranty. We subcontract our customer support services in the United States. In other international markets our distributors provide fist line customer support.

Patents and Proprietary Information

We currently rely on a combination of patent, trade secret, copyright and trademark law, as well as non-disclosure agreements and invention assignment agreements, to protect proprietary information. However, such methods may not afford complete protection and there can be no assurance that other competitors will not independently develop such processes, concepts, ideas and documentation. As of March 2008, we hold three patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our unique sensors for radiance based diagnostics using pulse oximetry. Although we believe that our existing issued patents provide a competitive advantage, there can be no assurance that the scope of our patent protection is or will be adequate to protect our technologies or that the validity of any patent issued will be upheld in the future.

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

Employees

As of March 20, 2008, we employed 22 full-time employees. None of these employees are subject to collective bargaining agreements.

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

There are number of companies, some of which are substantially larger than we are and with significantly more resources, are engaged in manufacturing competing products. Our competition is primarily in the traditional medical market. Our competitors include; Nonin Medical Inc. of Plymouth, Minnesota, a privately owned company; and Smiths Medical PM Inc. of Waukesha, WI, which is the designer, manufacturer, and distributor of the BCI(R) brand of patient monitoring equipment which competes with our products.

During 2007, several Chinese based medical device manufacturers entered the market. To the best of our knowledge, few of their products carry regulatory or other approvals. However, we anticipate that this situation will change over time as more of their products gain approval from the requisite regulatory bodies.

Governmental Regulations

The manufacture and sale of our products are subject to extensive regulation by numerous governmental authorities, principally by the FDA and corresponding foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder. Our PulseOx 5500TM and PulseOx 7500TM are sold in the United States and are subject to the FDA's standards and procedures for the manufacture of medical devices and our facilities are subject to inspection by the FDA for compliance with such standards and procedures. These regulations will be equally applicable to our new medical products PulseOx 60000TM and PulseOx 6100TM.

The FDA classifies each medical device into one of three classes depending on the degree of risk associated with the device and the extent of control needed to ensure safety and effectiveness. Our medical products have been classified by the FDA as Class II device and have secured a 510(k) pre-market notification clearance before being introduced into the United States market. For additional products, the process of obtaining 510(k) clearance typically takes several months and may involve the submission of limited clinical data supporting assertions that the product is substantially equivalent to an already approved device or to a device that was on the market before the enactment of the Medical Device Amendments of 1976.

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

place the company under observation and re-inspect the facilities; or issue a warning letter apprising of violating conduct;

detain or seize products;

mandate a recall;

enjoin future violations; and

assess civil and criminal penalties against the company, its officers or its employees.

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

RISKS RELATED TO OUR BUSINESS

WE NEED TO RAISE ADDITIONAL FUNDS IN ORDER TO IMPLEMENT OUR BUSINESS PLAN AND THERE IS NO ASSURANCE THAT SUCH FUNDS CAN BE RAISED ON TERMS THAT WE WOULD FIND COMMERCIALLY ACCEPTABLE, OR AT ALL.

Although management believes funds on hand as well as revenues that we expect to generate in the ordinary course of our business may enable us to meet our current operating liquidity needs as they arise, without raising additional funds we do not believe that we will be able to commercially launch any of our products that are currently under design and development.   We may raise any necessary funds through public or private equity offerings, debt financings or additional corporate collaboration and licensing arrangements. Any failure to achieve adequate funding in a timely fashion will delay our development programs and product launches and could lead to abandonment of one or more of our development initiatives. To the extent we cannot obtain additional funding, our ability to continue to develop and introduce products to market will be limited and we may be required to delay planned product development and launches or further curtail expenses. In addition, we currently owe approximately $264,000 on outstanding notes that we issued in July 2006. We offered to the holders of the notes to convert the principal and accrued interest into shares of our Common Stock at a per share conversion price of $0.90, which offer was accepted by the holders of approximately $238,000 in principal amount of these loans. We are continuing in our efforts to have the holders of the remaining notes also agree to this resolution, In addition, as of March 26, 2008, we will owe approximately $1,626,000 on promissory notes that we issued in April 2005. While we intend to approach these investors in an effort to resolve this matter such that the amounts owed under these notes are converted into equity and/or applied to the exercise of warrants held by these investors, no assurance can be provided that we will be successful in these efforts. The resulting default under these notes could impair our ability to raise additional capital.

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

Unlike many of our competitors which have commercialized a number of products, we are currently dependent on our five pulse oximetry products for the generation of revenues. The PulseOx 5500, our first commercial product, was first commercially available in the fourth quarter of 2004 and currently represents a significant portion of our revenues. While our core technology has a number of potentially beneficial uses, we have still to penetrate the markets with our recently released products in addition to the above product.

We began commercial distribution of the PulseOx 7500TM in the second half of 2007. Commercial distribution of the Baby Movement Monitor, a monitor being designed specifically for the use with infants and also currently under development, is not expected to commence before 2009. However, potential products that appear to be promising at any development stage may not reach the market for a number of reasons. These reasons include the possibility that the potential products may:

*	be found ineffective or cause harmful side effects;

*	fail to receive necessary regulatory approvals;

*	be precluded from commercialization by proprietary rights of third parties;

*	be difficult to manufacture on a large scale; or

*	be uneconomical or fail to achieve market acceptance.

If any of these potential problems occur, we may not successfully market this product. In addition, we anticipate that we will need to raise from third parties additional working capital before we undertake any additional product launches.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES AND NEGATIVE OPERATING CASH FLOWS IN THE FUTURE.

Our accumulated deficit was approximately $12,653,000 as at December 31, 2007. We expect our operating losses to continue as we continue to expend resources to further develop and enhance our existing product lines, to complete development of new generation products, obtain regulatory clearances or approvals, expand our marketing, sales, manufacturing and finance capabilities and conduct further research and development.

We also expect to experience negative cash flow in the future as we fund our operating losses and capital expenditures. We currently have five products that are commercially available. In order to achieve and maintain profitability we must expand our existing product lines.

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

The design, manufacturing, labeling, distribution and marketing of medical device products in the United States is subject to extensive and rigorous regulation by the Food and Drug Administration (FDA). In order for us to market our products in the United States, we must obtain clearance or approval from the FDA which can be expensive and uncertain and can cause lengthy delays before we can begin selling our products. We cannot be sure:

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

As of March 2008, we have been issued three United States patents. One or more of the patents for our existing or future products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

CONCENTRATIONS OF AVAILABLE SOURCES OF SUPPLY OF PRODUCTS MAY IMPEDE OUR ABILITY TO MEET CUSTROMER REQUIREMENTS

Certain components used in our products are currently available to us from only one source and other components are currently available from only a limited number of sources. We do not have long-term supply contracts with its suppliers. In addition, we employ several unaffiliated subcontractors outside of Israel for the manufacture of our chipsets. While we have been able to obtain adequate supplies of components and have not experienced material problems with subcontractors to date, in the event that any of these suppliers or subcontractors is unable to meet our requirements in a timely manner, we may experience an interruption in production. Any such disruption, or any other interruption of such suppliers' or subcontractors' ability to provide components to us and manufacture our chipsets, could result in delays in making product shipments, which could have a material adverse impact on our business, financial condition and results of operations.

OUR LIMITED MARKETING AND SALES EXPERIENCE MAKES OUR REVENUE UNCERTAIN.

We are responsible for marketing our oximetry product line. We have relatively limited experience in marketing or selling medical device products and only have a two person internal marketing and sales team. In order to successfully continue to market and sell our products, we must either develop a marketing and sales force or expand our arrangements with third parties to market and sell our products. We may not be able to successfully develop an effective marketing and sales force and we may not be able to enter into and maintain marketing and sales agreements with third parties on acceptable terms, if at all. If we develop our own marketing and sales capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations. If we enter into a marketing arrangement with a third party, any revenues we would receive will be dependent on this third party, and we will likely be required to pay a sales commission or similar compensation to this party. The efforts of these third parties for the marketing and sale of our products may not be successful.

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

WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of approximately 25.4% of our outstanding Common Stock as of March 20, 2008. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

THERE IS NO ESTABLISHED MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED

Since October 8 2007, our Common Stock has been quoted on the over-the-counter Bulletin Board under the symbol ”SPOM". The Bulletin Board is a centralized quotation service that collects and publishes market maker quotes in real time. Because our stock trades on the Bulletin Board, rather than on a national securities exchange this may effect the liquidity of our Common Stock. Prior to such date, our Common Stock was quoted on the “Pink Sheets”.

There has been very limited trading activity in our Common Stock. There can be no assurance that a more active or established trading market will commence in our securities. Further, in the event that an established trading market commences, there can be no assurance as to the level of any market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained.

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

As of March 20, 2008, we had 50 million authorized shares of Common Stock, of which 21,585,188 shares of our Common Stock were issued and outstanding as of such date. An additional 6,032,133 shares have been reserved for issuance upon exercise or conversion of outstanding options, warrants and convertible securities. Many of the those options, warrants and convertible securities contain provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event or the exercise or conversion of any of the options, warrants or convertible securities described above would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

Our board of directors has the authority, without further action or vote of our stockholders, to issue all or any part of the shares of our Common Stock that are authorized for issuance and neither issued nor reserved for issuance. Additionally, we require additional funds to continue to meet our liquidity needs and maintain our operations as presently conducted and to realize our business plan. Such stock issuances may be made at a price that reflects a discount from the then-current trading price of our Common Stock. In order to raise capital that we need at today's stock prices, we would likely need to issue securities that are convertible into or exercisable for a significant number of shares of our Common Stock.

Furthermore, in April 2007, we filed a registration statement on Form SB-2 (File Number 333-142141) covering sales by selling stockholders of approximately 4.6 million shares issued or issuable upon conversion of certain of our outstanding securities. These included approximately 950,000 of our currently issued and outstanding shares of Common Stock. The shares of Common Stock issuable upon conversion of our securities or the outstanding shares included in this registration statement are saleable without restriction immediately upon issuance. Any of these issuances will dilute the percentage ownership interests of our current stockholders, which will have the effect of reducing their influence on matters on which our stockholders vote, and might dilute the book value and market value of our Common Stock. Our stockholders may incur additional dilution upon the exercise of currently outstanding or subsequently granted options or warrants to purchase shares of our Common Stock.

IF WE ARE UNABLE TO SATISFY THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT, OR OUR INTERNAL CONTROL OVER FINANCIAL REPORTING IS NOT EFFECTIVE, THE RELIABILITY OF OUR FINANCIAL STATEMENTS MAY BE QUESTIONED AND OUR SHARE PRICE MAY SUFFER.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures and our management is required to issue a report concerning our internal controls over financial reporting in this Annual Report for our fiscal year ended December 31, 2007. Our independent auditors will be required to issue an opinion on management’s assessment of those matters for our annual report on Form 10-K for our fiscal year ending December 31, 2009. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are relatively new and complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. It is possible that, as we prepare for this audit, we could discover certain deficiencies in the design and/or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data. We have invested and will continue to invest significant resources in this process. Because an audit of our internal controls has not been required to be reported in the past, we are uncertain as to what impact a conclusion that deficiencies exist in our internal controls over financial reporting would have on the trading price of our common stock.

 OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:
•	Variations in our quarterly operating results due to a number of factors, including but not limited to those identified in this "RISK FACTORS " section;

•	Changes in financial estimates of our revenues and operating results by securities analysts or investors;

•	Announcements by us of commencement of, changes to, or cancellation of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Additions or departures of key personnel;

•	Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;

•	Commencement of or involvement in litigation; and

•	announcements by us or our competitors of technological innovations or new products

In addition, the equity markets have experienced volatility that has particularly affected the market prices of equity securities issued by high technology companies and that often has been unrelated or disproportionate to the operating results of those companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

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

RISKS RELATED TO OPERATIONS IN ISRAEL

WE DEPEND ON A SINGLE FACILITY IN ISRAEL AND ARE SUSCEPTIBLE TO ANY EVENT THAT WOULD ADVERSELY AFFECT ITS CONDITION.

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

WE MAY BE ADVERSELY AFFECTED FROM FOREIGN CURRENCY MARKET FLUCTUATIONS.

A portion of our expenses, primarily labor expenses and certain supplier contracts, are nominated in New Israeli Shekels “NIS”. As a result, we have significant exposure to the risk of fluctuating exchange rates with the US Dollar, our primary reporting currency. The recent weakness of the US Dollar in the international markets has been equally reflected against NIS and this may continue in the future. Since December 31, 2007 the US Dollar has devalued by approximately 12% against NIS. Continuing devaluation of the US dollar against the NIS will result in higher operating costs from NIS denominated expenses.

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

Our research and development and manufacturing facilities are located Israel. Political, economic and security conditions in Israel directly influence us. Since the establishment of the State of Israel in 1948, Israel and its Arab neighbors have engaged in a number of armed conflicts. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Major hostilities between Israel and its neighbors may hinder Israel's international trade and lead to economic downturn. This, in turn, could have a material adverse effect on our operations and business.

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property. Our corporate headquarters are located at Beit Hapa’amon, Suite 209, 20 Hata’as Street, Kfar Saba, Israel. We lease approximately 1290 square feet in Kfar Saba, Israel which is used for administrative offices for our subsidiary SPO Ltd. under a lease that expires in January 2009. We anticipate that we will be able to renew this lease on similar lease terms.

In addition, we also lease approximately 3230 square feet in Kiryat Malachi, Israel which is used by SPO Ltd. for the research and development activities under a lease that expires in August 2011 The aggregate monthly rental payment for both of the leases in Israel are approximately $3,000.

Through June 2007, we had corporate offices located at 21860 Burbank Blvd, North Building Suite 380, Woodland Hills California. Through such time, we leased approximately 430 square feet. We used these premises primarily for our corporate offices. The monthly rental under the lease through June 2007 was approximately $2,500. The lease term expired in June 2007 and was not subsequently renewed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of October 8 2007, our Common Stock began to be quoted on the OTC Bulletin Board under the symbol “SPOM”. Prior to such date, our Common Stock was quoted on the Pink Sheets LLC's Electronic Inter-dealer Quotation and Trading System under ticker symbol "SPOM". Trading of our Common Stock has been sporadic and limited. There can be no assurance that an established trading market will develop, that the current market will be maintained or that a liquid market for our Common Stock will be available in the future.

The following table shows the quarterly high and low bid prices for our Common Stock over the last two completed fiscal years. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. The last reported closing price of our Common Stock on March 14, 2008, was $0.60 per share.

	LOW	HIGH
Year Ended December 31, 2007
First Quarter	$1.50	$2.15
Second Quarter	$1.25	$2.15
Third Quarter	$0.90	$1.50
Fourth Quarter	$0.53	$2.00

Year Ended December 31, 2006
First Quarter	$1.25	$2.25
Second Quarter	$1.5	$2.5
Third Quarter	$1.9	$3
Fourth Quarter	$1.5	$2.5

As of March 20, 2008, there were approximately 135 holders of record of our Common Stock. We believe that a number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the exact number of beneficial owners of our stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any securities during the three months ended December 31, 2007.

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

The following table presents information as of December 31, 2007 with respect to compensation plans under which equity securities were authorized for issuance, including the 2005 Plan and the Non-Employee Directors Plan and agreements granting options or warrants outside of these plans.

	NUMBER OF SECURITIES
	TO BE ISSUED UPON	WEIGHTED- AVERAGE	NUMBER OF SECURITIES
	EXERCISE OF	EXERCISE PRICE OF	REMAINING AVAILABLE FOR
	OUTSTANDING OPTIONS,	OUTSTANDING OPTIONS,	FUTURE ISSUANCE UNDER
	WARRANTS OR RIGHTS	WARRANTS OR RIGHTS	EQUITY COMPENSATION PLANS

Equity compensation plans approved by security holders	1, 080,000	$0.75	870,000
Equity compensation plans not approved by security holders	1,064,141	$0.14
Total	2,144,141	$0.45	870,000

NON-SHAREHOLDER APPROVED PLANS

The following is a description of options and warrants granted to employees, directors, advisory directors and consultants that were outstanding as of December 31, 2007.

As of December 31, 2007, we had outstanding options and warrants to purchase an aggregate of 1,064,141 shares of our Common Stock which were granted outside of the Plans. These are comprised of the following: (i) vested options to purchase up to 446,383 shares of our Common Stock issued in April 2005 were granted to Israel Sarussi, an executive officer, at a per share exercise price of $0.01, (ii) vested warrants to purchase up to 534,425 shares of our Common Stock issued between April 2005 and December 2007 to consultants and service providers at per share exercise price of between $0.01 and $1.5 (iii) an unspecified number of warrants issued to placement agents and which will be equal to $30,000 divided by 40% less than the lowest price of shares of Common Stock sold by the Company in a subsequent transaction.

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

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2007 (the “2007 Period”) AND THE YEAR ENDED DECEMBER 31, 2006 (the “2006 Period”)

REVENUES. Revenues for the 2007 Period were $5,008,000, represents an increase of 35% over revenues of $3,714,000 for the 2006 Period. Revenues were derived primarily from sales of our PulseOX 5500 TM designed for the medical and homecare markets.

COSTS OF REVENUES. Costs of revenues for the 2007 were $2,447,000 compared to $1,809,000 for the 2006 Period. Costs of revenues include all costs related to manufacturing products and services and consist primarily of direct material costs, shipping and salaries and related expenses for personnel.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties Research and development expenses for the 2007 Period were $1,198,000 compared to $972,000 for the 2006 Period. The increase in research and development expenses for the 2007 Period as compared to 2006 Period is primarily attributable to the increase in employee and related compensation costs and costs associated with the development of new products. Included in research and development expenses were non cash compensation benefits of $21,000 and $176,000 in respect of 2007 and 2006, respectively.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, sales support, travel and related expenses. Selling and marketing expenses for the 2007 Period were $675,000 compared to $671,000 for the 2006 Period. The reasons that our selling and marketing expenses did not increase in an amount commensurate with our increase in revenues is primarily attributable to the closure of our California office during 2007.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the 2007 Period and the 2006 Period were $1,450,000 and $923,000, respectively. The increase in general and administrative expenses during 2007 Period is primarily attributable to professional fees incurred in connection with our efforts to raise additional funds through public and/or private offerings of our securities in and outside the United States. Included in general and administrative expenses were non cash compensation benefits of $127,000 and $122,000 in respect of 2007 and 2006, respectively.

FINANCIAL EXPENSES, NET. Financial expense net, for the 2007 Period and 2006 Period were $842,000 and $4,302,000, respectively. The relatively higher amount of financial expenses recorded during the 2006 Period are primarily attributable to a one time non-cash expense that was recognized in the 2006 Period in respect of a stock based compensation benefits as well the interest accrued on loans that were advanced to us since April 2005 and which matured during 2006. Included in financial expenses were non cash compensation benefits to lenders and consultants and amortization of loan discounts of $667,000 and $4,176,000 in respect of 2007 and 2006 respectively.

NET LOSS. For the 2007 Period and 2006 Period we had a net loss of $1,604,000 and $4,963,000, respectively. The decrease in net loss during the 2007 Period is primarily attributable to the one time non-cash expense that was recognized in the 2006 period in respect of deferred compensation benefits and interest expenses on loans which are referred to above under "Financial Expenses, Net".

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had cash and cash equivalents of $1,242,000 compared to $836,000 at December 31, 2006. The increase in available cash resources is primarily attributable to the funds raised from the private placement of our securities discussed below.

We generated negative cash flow from operating activities of approximately $559,000 during the 2007 Period compared to $443,000 for the 2006 Period.

In December 2005 we completed the private placement to certain accredited investors that we commenced in April 2005 for the issuance of up to $1,544,000 of units of our securities, with each unit comprised of (i) our 18 month 6% promissory note (collectively, the "April 2005 Notes") and (ii) three year warrants to purchase up to such number of shares of our Common Stock as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85 (collectively the "April 2005 Warrants"). In September 2006, we offered to the holders of the April 2005 Notes to revise certain of the terms of the original offering in order to facilitate an extension to the scheduled maturity date of the Note, (hereinafter the "Amendment"). The Amendment provides that (a) the maturity date of the April 2005 Notes is to be extended by one year from the original maturity date on the original note, (b) the exercise period of the April 2005 Warrants is to be extended from three to five years and the per share exercise price was adjusted to $0.60 and (c) the interest rate on the amounts outstanding under the April 2005 Notes was increased to 8% per annum, effective July 12, 2006. The Amendment also provides that if we subsequently issue shares of our Common Stock at an effective per share exercise price less than that of the adjusted per share exercise price of the April 2005 Warrants during the adjusted exercise period, then the exercise price thereof is to be reduced to such lower exercise price; provided, that, this protection will not apply to certain of our equity or debt issuances (i) from approved stock option plans to employees, directors and other service providers, (ii) upon exercise of options and warrants outstanding as of September 27, 2006 and (iii) to our consultants that an unaffiliated third party would deem to be commercially reasonable and fair. The Amendment became effective as of September 30, 2006. As of December 31, 2007, holders of Notes in the principal amount $1,439,000 have signed the Amendment, the holder of a note in the principal amount of $50,000 has been repaid and the holders of notes in the principal amount $125,000 have exercised their warrants and converted the accrued interest on the note. The holders of notes in the amount of $55,000 have not signed the amendment. All of these notes, including the notes held by the holders who agreed to the extension of the maturity date, are scheduled to mature on March 26, 2008. We intend to approach these note holders in an effort to reach a resolution whereby the amounts payable under the April 2005 Notes are converted and/or applied to the exercise of the April 2005 Warrants. No assurance can be provided that we will be successful in reaching any such resolution.

In July 2006, we commenced a private placement of units of our securities, with each unit comprised of (i) our 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which we raised $550,000 (the maximum amount that could be raised from this offering). Under the terms of the offering, the principal and accrued interest is due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase16,250 shares of Common Stock for each $25,000 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any the offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. During the quarter ended September 30, 2007, we offered to the holders of the notes to convert the principal and accrued interest into shares of our Common Stock at a per share conversion price of $0.90. As of March 2008, the holders of $238,000 of the principal amount agreed to convert the principal and accrued interest thereon into shares of our Common Stock. We repaid to a note holder the principal amount of $75,000 and the accrued interest thereon. We have not made the scheduled payment on the amounts owing under the notes that have not been converted and, accordingly, under the terms of such notes, we are in default thereunder. We are in discussions with these note holders in an attempt to resolve this matter.

Our recent financings are discussed below.

In March 2007, we entered into a Line of Credit Facility with an institutional investor pursuant to which we can borrow up to $200,000, which can be drawn on demand at the discretion of the Company. The facility continued in effect until January 28, 2008. Amounts outstanding accrue interest at a per annum rate of 9% and accrued interest is payable on a quarterly basis, All amounts borrowed and accrued and unpaid interest need to be repaid by January 28, 2009. In consideration of the line of credit facility, we issued to the investor a warrant for 50,000 shares of our Common Stock, exercisable through March 27, 2010 at a per share exercise price of $1.50, of which warrants for 20,000 shares is exercisable immediately and the warrants for the remaining 30,000 shares exercisable only following (and subject to) our first draw-down under the facility. We have not drawn down on the facility prior to its expiration and, accordingly, the warrants for the 30,000 shares are no longer exercisable.

In July 2007 we issued to an investor 1,444,444 shares of our Common Stock for aggregate gross proceeds of $1,300,000. The net proceeds from this financing were $1,183,000 after cash fee paid to the placement agent.

We will need to raise additional funds to be able to satisfy our cash requirements over the next twelve months. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital. Our current revenues from operations are insufficient to cover our projected expansion plans. We therefore are seeking additional financing through the sale of our equity and/or debt securities to satisfy future capital requirements until such time as we are able to generate sufficient cash flow from revenues to finance on-going operations. No assurance can be provided that additional capital will be available to us on commercially acceptable or at all. Our auditors included a "going concern" qualification in their auditors' report for the year ended December 31, 2007, which qualification may make it more difficult for us to raise funds. Additional equity financings may be dilutive to holders of our Common Stock.

 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Statement (“SFAS”) No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements first became effective for us beginning in the first quarter of fiscal year 2008.

In February, 2008, the FASB issued Staff Position (“FSP”) FAS 157-2, which delays the effective date of FAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements. Except as FAS 157 relates to our non-financial assets and liabilities, FAS 157 will be effective for us as of the year beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 became effective for us as of the first quarter of fiscal year 2008, although earlier adoption is permitted. The adoption of SFAS 159 is not expected to have a significant impact on our consolidated financial statements.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. We currently recognize these non-refundable advanced payments as an expense upon payment. The adoption of EITF 07-3 is not expected to have a significant impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement” (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under FAS 141, some of which could have a material impact on how we account for business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. We are required to adopt SFAS 141(R) and SFAS 160 simultaneously in our fiscal year beginning November 1, 2009. The provisions of SFAS 141(R) will only impact us if we become a party to a business combination after the pronouncement has been adopted. The adoption of SFAS 141(R) and SFAS 160 is not expected to have a significant impact on our consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

The information called for by this Item 7 is included following the "Index to Consolidated Financial Statements" contained in this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A(T). CONTROLS AND PROCEDURES

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

During the three months ended December 31, 2007, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal financial officer, has, with the assistance of external advisor and our audit committee, conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on our evaluation, our management has concluded that our internal controls over financial reporting were effective as of December 31, 2007.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this Annual Report.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Management

The individuals who serve as our executive officers and directors are:

NAME	AGE	POSITION
Michael Braunold	48	President, Chief Executive Officer and Director
Jeff Feuer	43	Chief Financial Officer
Israel Sarussi	57	Chief Technology Officer
Pauline Dorfman	43	Director (1)
Sidney Braun	48	Director (1)
_____

(1)	Audit Committee and Compensation Committee Member.

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

PAULINE DORFMAN has served as a director since April 21, 2005. Since January 2001 Ms. Dorfman, a qualified chartered accountant and chartered business valuator, has been a consultant that assists government, commercial business, law and accounting firms in the area of valuations, forensic investigations, litigation support and dispute resolution. Ms. Dorfman specializes in conducting analysis and financial investigations in connection with valuations for various purposes such as international development disputes, income tax, estate planning, matrimonial disputes, and economic damage quantification for breach of contract and insurance related matters such as expropriations, business interruptions and personal injuries. Prior to this assignment, Ms. Dorfman worked for 10 years with the Toronto Dominion Bank in the finance and commercial lending areas analyzing the financial risk of various bank investments and strategies, assisting in the development of new bank products, developing accounting policies and controls and meeting the external and internal financial reporting requirements of the bank.

SIDNEY BRAUN has served as a director since April 21, 2005. From June 2004 to September 2006, Mr. Braun has served as the President and Chief Operating Officer for Med-Emerg International Inc. (MEII), a company incorporated in the Province of Ontario and continues to serve on the board of directors of MEII. Since September 2006, Mr. Braun is also a director of Romlight International (USA) Inc., a developer and manufacturer of electronic ballasts and Romlight International (Canada) Inc.. Mr. Braun has extensive experience in commerce both in North America and Europe, including manufacturing, distribution and trading. Prior to his position at MEII and Romlight, Mr. Braun worked for 7 years as an independent consultant to several large state-owned corporations from the former Eastern European block on developing business strategies and adapting to new working conditions in western markets. In addition, Mr. Braun developed expertise in emerging financial markets in Europe and introduced several companies to the UK and German capital markets.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2007, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth all compensation for the last fiscal year awarded to, earned by, or paid to our Chief Executive Officer and the two most highly paid executive officers serving as such at the end of 2007 whose salary and bonus exceeded $100,000 for the year ended December 31, 2007 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($) (1)		All Other Compensation ($)			Total ($)
MICHAEL BRAUNOLD President and Chief Executive Officer	2007 2006	$ $	188,311 158,441	— —		— —	$ $	70,467 59,576	(2) (3)	$ $	258,778 218,017

JEFFREY FEUER Chief Financial Officer	2007 2006	$ $	129,007 89,683	__ __	$	— 23,499	$ $	59,169 45,785	(4) (5)	$ $	188,176 158,967

ISRAEL SARUSSI Chief Technology Officer	2007 2006	$ $	160,718 158,441	— —		— —	$ $	70,310 63,369	(6) (7)	$ $	231,028 221,810
______

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

(2)
Reflects payments made by us in connection with a leased automobile and related benefits ($13,154), payment in lieu of accrued vacation ($9,238).and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($48,075)

(3)
Reflects payments made by us in connection with a leased automobile and related benefits ($12,568) and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($47,008).

(4)
Reflects payments made by us in connection with a leased automobile and related benefits ($14,976) and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($44,193).

(5)
Reflects payments made by us in connection with a leased automobile and related benefits ($12,726) and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($33,059).

(6)
Reflects payments made by us in connection with a leased automobile and related benefits ($19,100) and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($51,210).

(7)
Reflects payments made by us in connection with a leased automobile and related benefits ($14,486) and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($48,883).

None of the Named Executive Officers received any option grants during the fiscal year ended December 31, 2007.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning unexercised options and stock that has not vested for each of our executive officers named in the Summary Compensation Table that are outstanding as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END — DECEMBER 31, 2007 [JEFF UPDATE TABLE AND FOOTNOTES

Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercsied Unearend Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael Braunold	250,000	(1)	—	—	$0.60	12/22/15
Jeffrey Feuer	120,000	(2)			$0.60	12/22/15
Israel Sarussi	—	(3)	—	—	—	—
______

(1)	Options were issued under our 2005 Equity Incentive Plan on December 22, 2005 and were fully vested upon issuance.
(2)	Options were issued under our 2005 Equity Incentive plan on December 22, 2005.
(3)	Does not include warrants for 446,383 shares of our Common Stock issued to Mr. Sarussi on April 21, 2005 in exchange for warrants in SPO Ltd held prior to Acquisition Transaction

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

MICHAEL BRAUNOLD. On May 18, 2005, we entered into an employment agreement with Michael Braunold, pursuant to which he serves as our Chief Executive Officer and President. On such date, Mr. Braunold and SPO Ltd., entered into an employment agreement pursuant to which Mr. Braunold serves as SPO Ltd.'s Chief Executive Officer. Each of the agreements with us and SPO Ltd. has an initial term of three years commencing on the date of the agreement and is automatically renewable for successive two year terms unless we or Mr. Braunold indicate in writing, upon 90 days prior to the scheduled termination of the initial term or any renewal term, that such party does not intend to renew the agreement. Mr. Braunold is currently paid a monthly salary of $13,250 under the agreement with SPO Ltd. Mr. Braunold is not entitled to a salary under the agreement with us but has been granted options under our 2005 Equity Incentive Plan to purchase 250,000 shares of our Common Stock at a per share exercise price of $0.60. The agreements may be terminated by Mr. Braunold for any reason on 60 days written notice or for Good Reason (as defined in the employment agreement) or by us for Just Cause (as defined in the employment agreement) or for any other reason. In the event of a termination by Mr. Braunold for Good Reason or by us for any reason other than Just Cause, we are to pay Mr. Braunold an amount equal to (i) if such termination occurs during the initial term of the agreement, the base salary then payable, if any, for the longer of (a) the period from the date of such termination to the end of the initial term as if the agreement had not been so terminated and (b) twelve months and (ii) if such termination occurs after the initial term, the base salary then payable, if any, for a period of twelve months as if the agreement had not been so terminated.

JEFFREY FEUER. On July 14, 2005, we entered into an employment agreement with Jeffrey Feuer, pursuant to which Mr. Feuer serves as our Chief Financial Officer. Previously, on May 15, 2005, Mr. Feuer and SPO Ltd. entered into an employment agreement pursuant to which Mr. Feuer continues to serves as SPO Ltd.'s Chief Financial Officer. Each of the agreements with the Company and SPO Ltd. terminates on the earlier of: (i) Mr. Feuer's death or disability, (ii) termination by the Company or Mr. Feuer without cause upon 60 days written notice; or (iii) termination of Mr. Feuer with cause. Mr. Feuer is currently paid a monthly salary of $10,000 under the agreement with SPO Ltd. Mr. Feuer is not entitled to a salary under the agreement with us but has been granted options under the Company's 2005 Equity Incentive Plan to purchase 120,000 shares of the Company's Common Stock at a per share exercise price of $0.60.

ISRAEL SARUSSI. In January 1998 SPO Ltd. entered into an employment agreement with Israel Sarussi and which was subsequently amended in 2002 and 2005. Pursuant to the agreement Mr. Sarussi serves as the SPO Ltd.'s Chief Technical Officer. The agreement with SPO Ltd. terminates on the earlier of: (i) Mr. Sarussi's death or disability, (ii) termination by SPO Ltd. without cause upon 12 months written notice; or (iii) termination of Mr. Sarussi with cause. Mr. Sarussi is currently paid a monthly salary of $13,250 under the agreement with SPO Ltd.

Each of these agreements includes certain customary intellectual property development rights, confidentiality and non-compete provisions that prohibit the executive from competing with us for one year, or soliciting our employees for one year, following the termination of his employment.

COMPENSATION OF DIRECTORS UPDATE

We paid each outside director $25,000 per annum for service on our Board of Directors in 2007. In addition, we have granted stock options to directors to compensate them for their services. In June 2006 we issued to each of Pauline Dorfman and Sidney Braun options under our 2005 Non-Employee Directors Stock Option to purchase up to 25,000 shares of our Common Stock each at a per share exercise price of $0.85.

The following table summarizes data concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2007.

	Fees Earned	Option
	or paid	Awards($)	Total
Sidney Braun	$25,000	28,814 (1)	$53,814
Pauline Dorfman	$25,000	28,814 (1)	$53,814
_____

(1)
Amounts in this column reflect the expense recognized by the Company for accounting purposes calculated in accordance with FASB Statement of Financial Accounting Standards No. 123R (“FAS 123R”) with respect to employee stock options issued under the Company's 2005 Incentive Plan in 2005.   For information on the assumptions used to calculate the value of stock option grants under FAS 123R, see Note 12 of the Company’s financial statements for the year ended December 31, 2007 included elsewhere in this report. Options are discussed in further detail in the Outstanding Equity Awards at Fiscal Year End Table. The assumptions used to calculate the fair value of stock option grants under FAS 123R, were: expected holding period of five years, risk free interest rate of 5.02%, no dividend yield and volatility of 100%.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the close of business on March 20, 2008, concerning shares of our common stock beneficially owned by each director and named executive officer, each other person beneficially owning more than 5% of our Common Stock and by all directors and executive officers as a group.

In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of March 20, 2008. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 21,585,188 shares of Common Stock outstanding at March 20, 2008.

	Common Stock Percentage of
Name of Beneficial Owner (1)	Beneficially Owned (2)		Common Stock

Michael Braunold	993,922	(3)	4.60%
Jeffrey Feuer	120,000	(4)	*
Israel Sarussi	4,165,776	(5)	19.30%
Pauline Dorfman	100,000	(6)	*
Sidney Braun	100,000	(6)	*
All officers and directors as a group (5 persons)	5,479,698		25.39%
_____
*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o SPO Medical Inc., 21860 Burbank Blvd., North Building, Suite 380, Woodland Hills, CA 91367.

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

(3)	Includes 250,000 shares of our Common Stock that are issuable upon exercise of vested options issued under our 2005 Equity Incentive Plan (the "2005 Plan").

(4)	Represents shares issuable upon exercise of options under the Company's 2005 Plan.

(5)	Comprised of 3,719,393 shares of the Company's Common Stock and 446,383 shares of Common Stock issuable upon exercise of currently exercisable warrants.

(6)	Represents shares issuable upon exercise of currently exercisable options under the Company's 2005 Non-Employee Directors Stock Option Plan (the "2005 Directors Plan").

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

Since the beginning of its last fiscal year, the Company has not engaged in any transaction, or any proposed transaction, to which the Company or any of its subsidiaries was or is to be a party and (1) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s assets at year end for the last three completed fiscal years and (2) in which any of the Company’s directors, nominees for director, executive officers or beneficial owners of more than 5% of its Common Stock, or members of the immediate families of those individuals, had or will have, a direct or indirect material interest.

Director Independence

The Board believes that each of Sidney Braun and Pauline Dorfman meets the independence criteria set out in Rule 4200(a)(14) of the Marketplace Rules of the National Association of Securities Dealers and the rules and other requirements of the SEC. Mr. Braun and Mrs. Dorfman were appointed to the Audit Committee in 2005, and are presently the sole members of the committee.

ITEM 13. EXHIBITS

The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT NO.	EXHIBIT

2.1	Restated Capital Stock Exchange Agreement dated as of April 21, 2005 among the Company, SPO Ltd. and the SPO Ltd. shareholders specified therein. (1)
3.1	Amended and Restated Certificate of Incorporation of the Company. (1)
3.2	Bylaws of the Company (1)
3.3	Articles of Association of SPO Medical Equipment Ltd.
4.1	Form of Promissory Note issued to certain investors. (1)
4.2	Form of Warrant Instrument issued to certain investors.(1)
4.3	Form of Promissory Note issued in connection with the Subscription Agreement referred to in Item 10.1. (5)
4.4	Form of Warrant issued in connection with the Agreement referred to in Item 10.1 (5)
10.1	Form of subscription Agreement with certain investors.
10.2	Employment Agreement effective as of May 18, 2005 between the Company and Michael Braunold. (2)+
10.3	Employment Agreement effective as of May 18, 2005 between SPO Ltd. and Michael Braunold. (2)+
10.4	Employment Agreement effective as of July 14, 2005 between the Company and Jeffrey Feuer. (3)
10.5	Employment Agreement effective as of July 14, 2005 between SPO Ltd. and Jeffrey Feuer. (3)
10.6	Company's 2005 Equity Incentive plan
10.7	Company's 2005 Non-Employee Directors Stock option Plan
10.8	Stock Purchase Agreement dated as of January 10, 2006 between SPO Medical Inc. and the investor specified therein. (4)
10.9	Form of Subscription Agreement between SPO Medical Inc. and certain Buyers (5)
10.10	Form of First Amendment to Subscription Agreement between SPO Medical Inc. and parties thereto. (5)
10.11	Confidential Private Placement Subscription Agreement dated as of July 7, 2007 by and between SPO Medical Inc. and Rig III
10.12	Form of Agreement Relating to the Conversion of outstanding Debt Instruments
14.1	Code of Conduct (6)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______
(1)	Incorporated by reference to Current Report on Form 8-K filed April 27, 2005.
(2)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended June 30, 2005
(3)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended September 30, 2005
(4)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended March 31, 2006
(5)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended September 30, 2006
(6)	Incorporated by reference to the Company's Annual Report Form 10-KSB for the fiscal year ended December 31, 2006
(7)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended September 30, 2007

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Brightman Almagor & Co., Certified Public Accountants, A member firm of Deloitte Touche Tohmatsu, for the audit of our annual financial statements for the year ended December 31, 2007 and 2006.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2007	December 31, 2006
Audit Fees	$38,500	$39,000
Audit Related Fees	$—	—
Tax Fees	$3,500	$6,500
All Other Fees	$60,000	—
Total	$102,000	$45,500

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

All OTHER FEES include professional advisory fees relating to Company’s efforts to raise additional funds through a public offering of our securities outside the United States.

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

SIGNATURES

In accordance with the requirements of the Exchange Act the issuer caused this report to be signed by the undersigned thereunto duly authorized.

DATE: March 21, 2008	/s/ Michael Braunold
Michael Braunold
Chief Executive Officer and Director

DATE: March 21, 2008	/s/ Jeff Feuer
Jeff Feuer
Chief Financial Officer
(Principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Sidney Braun	Chairman, Director	March 21, 2008
Sidney Braun

/s/ Michael Braunold	President, Chief Executive Officer and Director	March 21, 2008
Michael Braunold

/s/ Pauline Dorfman	Director	March 21, 2008
Pauline Dorfman

SPO MEDICAL INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2007

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
SPO MEDICAL INC.

We have audited the accompanying consolidated balance sheet of SPO MEDICAL INC. ("the Company") and its subsidiary as of December 31, 2007, and the related statements of operations, changes in stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2007, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and has a shareholders' deficiency that raises doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Brightman Almagor & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

/s/ Brightman Almagor & Co.
Tel-Aviv, Israel
March 19, 2008

SPO MEDICAL INC.
CONSOLIDATED BALANCE SHEET
U.S. dollars in thousands (except share data)

		December 31,
	Note	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents		$1,242
Trade receivables		883
Prepaid expenses and other accounts receivable		120

Inventories	4	1,081
		3,326

LONG TERM INVESTMENTS
Deposits		15
Severance pay fund		313
		328

PROPERTY AND EQUIPMENT, NET	5	177
Total net assets		$3,831

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.
CONSOLIDATED BALANCE SHEET
U.S. dollars in thousands (except share data)

		December 31,
	Note	2007

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Short-term loans, net	6	$1,814
Trade payables		576
Employees and Payroll accruals		294
Other creditors	8	485
Accrued expenses and other liabilities	9	750
		3,919

Long-Term Liabilities

Accrued severance pay	10	446

COMMITMENTS AND CONTINGENT LIABILITIES	14

STOCKHOLDERS’ DEFICIENCY
Stock capital	11
Preferred stock of $0.01 par value Authorized - 2,000,000 shares, issued and outstanding - none
Common stock $0.01 par value- Authorized - 50,000,000 shares, issued and outstanding - 21,510,188 shares		215
Additional paid-in capital		11,904
Accumulated deficit		(12,653)
		(534)
Total liabilities and stockholders’ deficiency		$3,831

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
U.S. dollars in thousands (except share data)

	Year ended December 31
	2007	2006

Revenues	$5,008	$3,714
Cost of revenues	2,447	1,809
Gross profit	2,561	1,905

Operating expenses

Research and development	1,198	972

Selling and marketing	675	671

General and administrative	1,450	923
Total operating expenses	3,323	2,566

Operating loss	762	661

Financial expenses, net	842	4,302
Net Loss for the year	$1,604	$4,963

Basic and diluted loss per ordinary share	$0.08	$0.26

Weighted average number of shares outstanding used in computation of basic and diluted loss per share	21,099,367	19,069,380

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
U.S. dollars in thousands (except share data)

	Share capital	Additional paid-in capital	Deferred compensation	Accumulated deficit	Total

Balance as of January 1, 2006	$170	$4,833	$(227)	$(6,086)	$(1,310)
Deferred compensation reclassified due to FAS 123R implementation for the first time		(227)	227		—
Warrants issued in connection with loans		530			530
Amortization of deferred stock-based compensation related to options granted to consultants		893			893
Exercise of warrants by external consultant	5				5
Benefit resulting from changes to warrant terms		2,534			2,534
Exercise of convertible notes	9	560			569
Amortization of deferred stock-based compensation related to options granted to employees		189			189
Amortization of deferred stock-based compensation related to options granted to directors		71			71
Issuance of ordinary shares	9	571			580
Net Loss				(4,963)	(4,963)
Balance as of December 31, 2006	$193	$9,954	$—	$(11,049)	$(902)
Issuance of stock capital, net	14	1,169			1,183
Exercise of stock options	2	8			10
Warrants issued in connection with credit line		19			19
Benefit resulting from changes to warrant terms		41			41
Issuance of ordinary shares upon exercise of warrants and conversion of loans	6	510			516
Amortization of deferred stock-based compensation related to options granted to employees		110			110
Amortization of deferred stock-based compensation related to options granted to directors		58			58
Amortization of deferred stock-based compensation related to options granted to consultants		35			35
Net Loss				(1,604)	(1,604)
Balance as of December 31, 2007	$215	$11,904	$—	$(12,653)	$(534)

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands (except share data)

	Year ended December 31,
	2007	2006

Cash Flows from Operating Activities
Net Loss for the period	$(1,604)		$(4,963)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	31		24
Stock-based compensation expenses	224		1,152
Amortization of loan discounts	491		814
Increase in accrued interest payable on loans	154		156
Loan commission	—		20
Benefit resulting from changes to warrant terms	41		2,534
Revaluation of loans	112
Changes in assets and liabilities:
Increase in trade receivables	(315)		(369)
Decrease (Increase) in prepaid expenses and other receivables	130		(208)

Increase in inventories	(270)		(351)
Increase in accounts payable	88		263
Increase (decrease) in accrued severance pay, net	11		(7)
Increase in other creditors	90		395
Increase in accrued expenses and other liabilities	258		97
Net cash used in operating activities	(559)		(443)
Cash Flows from Investing Activities
Increase in long-term deposits	(4)		(1)
Sale of property and equipment	1		—
Purchase of property and equipment	(103)		(82)
Net cash used in investing activities	(106)		(83)

Cash Flows from Financing Activities
Issuance of stock capital	1,183		580
Exercise of warrants by consultant	—		5
Receipt of short-term loans	—		152
Proceeds on issuance of exercisable warrants	—		528
Issuance of stock capital upon exercise of options	10		—
Repayment of short-term loans	(122)		(396)
Net cash provided by financing activities	1,071		869
Increase in cash and cash equivalents	406		343
Cash and cash equivalents at the beginning of the year	836		493
Cash and cash equivalents at the end of the period	$1,242		$836
Non cash transactions
Conversion of convertible notes	$—		$569
Conversion of loan notes into stock capital	$368	$

The accompanying notes to these financial statements are an integral part thereof.

NOTE 1  - GENERAL

SPO Medical Inc. (hereinafter referred to as "SPO" or the "Company") is engaged in the design, development and marketing of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. The applications are marketed, in the following sectors; homecare, professional medical care, sports, safety and search & rescue.

The Company was originally incorporated under the laws of the State of Delaware in September 1981 under the name "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to "Nu-Tech Bio-Med, Inc." On December 23, 1998, the Company changed its name to "United Diagnostic, Inc." Effective April 21, 2005, the Company acquired (the "Acquisition Transaction") 100% of the outstanding capital stock of SPO Medical Equipment Ltd., a company incorporated under the laws of the State of Israel ("SPO Ltd."), pursuant to a Capital Stock Exchange Agreement dated as of February 28, 2005 between the Company, SPO Ltd. and the shareholders of SPO Ltd., as amended and restated on April 21, 2005 (the "Exchange Agreement"). In exchange for the outstanding capital stock of SPO Ltd., the Company issued to the former shareholders of SPO Ltd. a total of 5,769,106 shares of the Company's common stock, par value $0.01 per share ("Common Stock"), representing approximately 90% of the Common Stock then issued and outstanding after giving effect to the Acquisition Transaction. As a result of the Acquisition Transaction, SPO Ltd. became a wholly owned subsidiary of the Company as of April 21, 2005 and, subsequent to the Acquisition Transaction, the Company changed its name to "SPO Medical Inc." Upon consummation of the Acquisition Transaction, the Company effectuated a forward subdivision of the Company's Common Stock issued and outstanding on a 2.65285:1 basis.

The merger between UNDI and the SPO Ltd was accounted for as a reverse merger. As the shareholders of SPO Ltd. received the largest ownership interest in the Company, SPO Ltd was determined to be the "accounting acquirer" in the reverse acquisition. As a result, the historical financial statements of the Company were replaced with the historical financial statements of the SPO Ltd.

The Company and its subsidiary, SPO Ltd., are collectively referred to as the "Company".

NOTE 2 - GOING CONCERN

As reflected in these financial statements, the Company’s operations for the year ended December 31, 2007, resulted in a net loss of $1,604 and the Company’s balance sheet reflects a net stockholders’ deficit of $534. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include raising additional cash from current and potential stockholders and increasing the marketing of its current and new products.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.

A.	Principles of Consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SPO Ltd. All material inter-company accounts and transactions have been eliminated in consolidation.

B.	Use of estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.	Financial statements in U.S. dollars:

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

D.	Cash and Cash Equivalents:

The Company considers all highly liquid investments originally purchased with maturities of three months or less to be cash equivalents.

E.	Property and Equipment:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Computer and peripheral equipment	3 - 7 years
Office furniture and equipment	7 - 15 years
Leasehold improvement	Over the term of the lease

In accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future undiscounted cash flows. If so indicated, an impairment loss would be recognized for the difference between the carrying amount of the asset and its fair value. As of December 31, 2007, no impairment losses have been recorded.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

F.	Revenue recognition:

The Company generates its revenues mainly from sales of its products. Revenues are recognized when delivery has occurred, persuasive evidence of an arrangement exists, the vendor’s fee is fixed or determinable, no further obligation exists, collection is probable and there are no remaining significant obligations. Delivery is considered to have occurred upon shipment from the Company’s distribution centers to the reseller. All of the Company’s products that are sold through reseller agreements are non-exchangeable, non refundable and non returnable. Accordingly the resellers are considered end users.

G.	Inventory:

Inventories are stated at the lower of cost or market. Cost is determined as follows:
Raw materials, components and finished products - on the FIFO basis. Work-in-process - on the basis of direct manufacturing costs.

H.	Research and development costs:

Research and development costs, net of government grants and participation by others, are charged to expenses as incurred.

I.	Income taxes:

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

J.	Fair value of financial instruments:

The financial instruments of the Company consist mainly of cash and cash equivalents, short-term investments, trade receivables, accounts payable and short-term loans. In view of their nature, the fair value of the Company’s financial instruments is usually identical or close to their carrying value.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

K.	Concentrations of credit risk:

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

L.	Stock-based compensation:

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

	Year ended December 31,
	2007	2006

Cost of revenues	$7	$13
Research and development, net	21	176
Selling and marketing	48	99
General and administrative	127	122

	$203	$410

Share-based compensation cost relating to stock options recognized in 2006 and 2007 is based on the value of the portion of the award that is ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the portion of the award that will ultimately vest. Such portion is currently estimated at 0%, based on the Company's historical rates of forfeiture.

Under SFAS 123, the fair market value of option grants was estimated on the date of grant using the “Black-Scholes option pricing” method with the following weighted-average assumptions: (1) expected life of 3.5 or 10 years (as per option's terms); (2) dividend yield of 0% (3) expected volatility of 100% and (4) risk-free interest rate of approximately 4.5%.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

M. Effects of recently issued accounting standards:

(1)
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). The purpose of SFAS No. 157 is to define fair value, establish a framework for measuring fair value, and enhance disclosures about fair value measurements. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal year 2008. In February, 2008, the FASB issued Staff Position (“FSP”) FAS 157-2, which delays the effective date of FAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements. As applicable to the Company, FAS 157, except as it relates to non-financial assets and liabilities as noted in proposed FSP FAS 157-2, will be effective as of the year beginning January 1, 2008.The adoption of SFAS No. 157 is not expected to have a significant impact on the Company’s consolidated financial statements.

(2)
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the Company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The adoption of SFAS No. 159 is not expected to have a significant impact on the Company’s consolidated financial statements.

(3)
In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. EITF 07-3 applies prospectively for new contractual arrangements entered into beginning in the first quarter of fiscal year 2008. The Company currently recognizes these non-refundable advanced payments as an expense upon payment. The adoption of EITF 07-3 is not expected to have a significant impact on the Company's consolidated financial statements.

(4)
In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statement” (“SFAS 160”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under FAS 141, some of which could have a material impact on how the Company accounts for business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 160 requires entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. The Company is required to adopt SFAS 141(R) and SFAS 160 simultaneously in its fiscal year beginning November 1, 2009. The provisions of SFAS 141(R) will only impact the Company if it is a party to a business combination after the pronouncement has been adopted. The adoption of SFAS 141(R) and SFAS 160 is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share of Common stock because all such securities are anti-dilutive since the Company reported losses for those years. The total number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share, was 4,562,100 and 5,472,838 for the years ended December 31, 2007 and 2006, respectively.

NOTE 4 - INVENTORIES

December 31,
2 0 0 7

Raw Materials	$771
Work In Process	77
Finished Goods	233
$1,081

NOTE 5 - PROPERTY AND EQUIPMENT

December 31,
2 0 0 7
Cost:
Computer and peripheral equipment	$216
Leasehold Improvement	31
Office furniture and equipment	28
$275

Accumulated depreciation:
Computer and peripheral equipment	$86
Leasehold Improvement	2
Office furniture and equipment	10
$98
Property and Equipment, net	$177

Depreciation expenses for the years ended December 31, 2007 and 2006 amounted to $31 and $24 respectively.

NOTE 6     - SHORT-TERM LOANS

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

The Amendment was effective as of September 30, 2006 and the accounting costs related to the Amendment has been fully recognized in 2006. For financial reporting purposes, the Company recorded a one time non-cash finance expense in the amount of $2,534 in respect of the full amount ($1,494) of the April 2005 Note.

In November 2007, holders of $125 of the April 2005 Notes elected to exercise their right represented by the warrants to purchase shares of common stock of the Company. Accordingly the Company issued 244,076 shares of common stock calculated based on principal and accrued interest through the date of exercise. The per share exercise price payable in respect of the April 2005 Warrants being exercised was offset against the amounts owed by the Company under the April 2005 Notes.

As of the date of the financial statements holders of Notes in the principal amount $1,439 have signed the Amendment and the holder of a note in the principal amount of $50 received a repayment of the principle and accrued interest. The holder of a note in the principal amount of $55 has not signed the Amendment. By their terms, all of the notes come due on March 26 2008.

The Company intends to approach these note holders in an effort to reach a resolution whereby the amounts payable under the April 2005 Notes are converted and/or applied to the exercise of the April 2005 Warrants. No assurance can be provided that the Company will be successful in reaching any such resolution.

NOTE 6      - SHORT-TERM LOANS (Cont.)

B.
In July 2006, the Company commenced a private placement of units of securities, with each unit comprised of (i) the Company's 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below. The company raised $550. Under the terms of the offering the principal and accrued interest are due in one balloon payment at the end of the twelve month period. Each purchaser of the note received warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any the offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. During 2007, the Company offered to the holders of the notes to convert the principal and accrued interest into shares of the Company’s Common Stock at a per share conversion price of $0.90 and to reduce the per share exercise price of the warrants to $0.90. As of the date of the financial statements, the holders of $238 of the principal amount agreed to convert the principal and accrued interest thereon into shares of the Company’s Common Stock. The Company repaid to a note holder the principal amount of $75 and the accrued interest thereon. The warrants held by note holders who do not convert are not being re-priced. The Company has not met the scheduled payment on the remaining outstanding $237 owing under these notes and, therefore, under the terms of the notes the Company is in default under these notes. The Company is in discussion with the holders of these notes in an attempt to resolve this matter.

NOTE 7     - LINE OF CREDIT

On March 27, 2007, the Company entered into a Line of Credit Facility with a private investor pursuant to which the Company can borrow up to $200, which can be drawn on demand at the discretion of the Company. The facility continues in effect until January 28, 2008. Amounts outstanding accrue interest at a per annum rate of 9% and accrued interest is payable on a quarterly basis. All amounts borrowed and accrued and unpaid interest are required to be repaid by January 28, 2009. In consideration of the line of credit facility, the Company issued to the investor warrants for 50,000 shares of its Common Stock, exercisable through March 27, 2010 at a per share exercise price of $1.50, of which warrants for 20,000 shares are exercisable immediately and the warrants for the remaining 30,000 shares exercisable only following (and subject to) the Company first draw-down under the facility. The Company did not draw on the credit facility before its expiration and, accordingly, the warrants for the 30,000 shares that were subject to the drawing of the credit facility are no longer exercisable.

NOTE 8     - OTHER CREDITORS

In February 2006 the Company entered into a Distribution Agreement with a Distributor to market and distribute certain of the Company’s products. In accordance with this agreement, as at the balance sheet date, the distributor advanced the Company $485.

NOTE 9     - ACCRUED EXPENSES AND OTHER LIABILITIES

December 31,
2 0 0 7

Accrued expenses pre merger	$263
Royalties	317
Other accrued expenses	170
$750

NOTE 10   - ACCRUED SEVERANCE PAY

The Company's liability for severance pay is calculated in accordance with Israeli law based on the most recent salary paid to employees and the length of employment in the Company. The Company's liability for severance pay has been fully provided for. Part of the liability is funded through individual insurance policies. These policies are assets of the Company and, under labor agreements, subject to certain limitations, they may be transferred to the ownership of the beneficiary employees.

Severance pay expenses resulting from the increase in the provision for the years ended December 31, 2007 and 2006 were $115 and $78 respectively.

NOTE 11   - PRIVATE PLACEMENTS

In January 2006, the Company entered into an agreement with an institutional investor for the private placement of 857,143 shares of its Common Stock for net proceeds of $580 net of the payment of the placement related expenses aggregating approximately to $20.

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

NOTE 12    - STOCKHOLDER'S EQUITY

A.	Equity Incentive Plans

In April 2005, the Company adopted the 2005 Equity Incentive Plan (the "2005 Plan"). A total of 1.75 million shares of Common Stock were originally reserved for issuance under the 2005 Plan. The 2005 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2005 Plan also permits cash payments under certain conditions. The compensation committee of the Board of Directors is responsible for determining the type of award, when and to who awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant. Vesting periods range from immediately to four years. Under the 2005 plan, options granted expire after 10 years from the date of the grant.

In April 2005, the Company adopted the 2005 Non-Employee Directors Stock Option Plan (the "2005 Directors Plan") providing for the issuance of up to 400,000 shares of Common Stock to non-employee directors. Under the 2005 Directors Plan, only non-qualified options may be issued and they will be exercisable for a period of up to six years from the date of grant.

With respect to compensation expenses recorded in 2006 and 2007, relating to options granted through December 31, 2007, the Company applied the provisions of SFAS No. 123(R) and SAB No. 107, which require employee share-based equity awards to be accounted for under the fair value method, SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods.

During 2007 and 2006 the Company recorded Stock-based compensation expenses in the amount of $203 and $1,152, respectively.

The following is a summary of the Company’s outstanding options and warrants:

NOTE 12   - STOCKHOLDER'S EQUITY (Cont.)

B.	Stock Options:

As of December 31, 2007 an aggregate of 870,000 options remain available for future grants under the Company’s 2005 Plan and 2005 Directors Plan.

	December 31, 2007
	Amount of Options	Weighed Average Exercise Price

Outstanding at the beginning of the year	1,230,000	$0.59
Granted	50,000	1.50
Exercised	200,000	0.05
Outstanding at the end of the year	1,080,000	0.73

Exercisable at the end of the year	931,667	0.70

The options outstanding as of December 31, 2007, have exercise prices as follows:

Range of exercise price	Options outstanding as of December 31, 2007	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2007	Weighted average exercise price of options exercisable

$0.055	100,000	3.32	$0.05	100,000	$0.05
$0.60	720,000	7.63	$0.60	645,000	$0.60
$0.85	110,000	6.14	$0.85	70,000	$0.85
$1.50	50,000	4.47	$1.50	50,000	$1.50
$1.85	100,000	8.81	$1.85	66,667	$1.85
	1,080,000	7.04	$0.73	931,667	$0.70

NOTE 12 - STOCKHOLDER'S EQUITY (Cont.)

C.	Stock warrants

The Company has the following warrants outstanding:

Issuance date		number of warrants issued	Exercise price	Exercisable as of December 31, 2007	Exercisable through

2005	(1)	1,857,066	0.85	-	-
2005	(2)	40,000	0.75	40,000	August 2008
2005	(3)	853,308	0.01	853,308	December 2010-April 2015

February 2006	(2)	60,000	0.85	60,000	January 2009
April 2006	(4)	30,000	0.60	30,000	November 2009
September 2006	(5)	83,333	0.36	83,333	August 2009
September 2006	(5)	57,500	0.60	57,500	September 2010
September 2006	(6)	2,340,491	0.60	2,340,491	September 2010
October 2006	(7)	357,500	updated to 0.9 in Sept 2007	357,500	October 2010

March 2007	(8)	20,000	1.50	20,000	March 2010
September 2007	(4)	40,000	1.50	40,000	September 2011

(1)
Warrants issued to investors in the private placement in connection with the April 2005 Notes. According to the Company offer all of these warrants except for 58, 823 were replaced to new warrants see (6) and Note 6a.

(2)	Warrants issued to other lenders
(3)	Penny warrants issued to service providers and an employee during 2005
(4)	Warrants issued to service providers
(5)	Warrants issued to consultant for financial services.
(6)
Warrants issued according to the Amendment and replace the warrants issued in connection with the April 2005 Notes of which 244,076 were exercised see Note 6a. This number of warrants excludes 428,396 warrants, resulting from accrued interest through the end of the period of the note, which at the holders’ election can be converted to warrants.

(7)	Issued in connection with a private placement of units of securities see Note 6b.
(8)	Issued in connection with line of credit see Note 7

D.	Dividends

The Company does not intend to pay cash dividends in the foreseeable future.

NOTE 13 - DEFERRED TAXES

A.	Measurement of taxable income under the Income Tax Law (Inflationary Adjustments), 1985:

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

In accordance with SFAS No. 109, the components of deferred income taxes are as follows:

December 31,
2 0 0 7

Tax on net operating losses carry forward	$1,559
Less - valuation allowance	(1,559)
-

C.
The Company has provided valuation allowances in respect of deferred tax assets resulting from tax loss carry forward and other temporary differences. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carry forward and other temporary differences will not be realized in the foreseeable future.

Net operating loss carry forward as of December 31, 2006 are as follows:

December 31,
2 0 0 7

Israel	$4,263
USA	1,542
Total	$5,805

Net operating losses in Israel may be carried forward indefinitely. Net operating losses in the U.S. are available through 2032.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease Commitments

Research and development is carried out at the Company’s premises in Kiryat Malachi, Israel, which are comprised of laboratory and development facilities covering an area of 300 square meters. In addition, the Company sub-leases a smaller facility of 112 square meters in Kfar Saba, Israel for local administrative staff. The facilities in Kiryat Malachi, Israel are leased pursuant to a lease agreement that is scheduled to expire in July 2011 at an approximate per month rate of $2.3. The administrative facilities in Israel are leased pursuant to a lease agreement that was originally scheduled to terminate in January 2007 with an option to extend the lease for two additional 12 month periods at an approximate monthly rate of $0.7. The Company exercised the option to extend the lease term.

Government of Israel

The Company’s wholly owned subsidiary, SPO Ltd., is committed to pay royalties to the Government of Israel on proceeds from the sale of products, the research and development of which the Government has participated in by way of grants, up to the amount of 100%-150% of the grants received plus interest at dollar LIBOR. The royalties are payable at a rate of 3% for the first three years of product sales and 3.5% thereafter. The total amount of grants received or accrued, net of royalties paid or accrued, as of December 31, 2007 was $1,086. The refund of the grants is contingent upon the successful outcome of the research and development and the attainment of sales. The Company has no obligation to refund these grants, if sales are not generated. The financial risk is assumed completely by the Government of Israel. The grants were received from the Government on a project-by-project basis. If the project fails the Company has no obligation to repay any grant received for the specific unsuccessful or aborted project. As of December 31, 2007 the Company has provided for $330 in royalties payable from such grants.

NOTE 15 - SUBSEQUENT EVENT

On March 11, 2008, the Company issued 75,000 shares of Common Stock to a provider of investment banking services. The service provides is entitled to an additional 75,000 shares of Common Stock upon the occurrence of certain specified events.