Form 10-Q
period 2008-03-31
SPO Medical Inc
filed 2008-05-14
CIK 716778

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2008; or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
________ to ________

COMMISSION FILE NUMBER: 0-11772

SPO MEDICAL INC.
(Exact name of registrant specified in its charter)

Delaware	25-1411971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Beit Hapa’amon, Suite 209, 20 Hata’as Street, Kfar Saba, Israel
(Address of principal executive offices, including zip code)

972 9 764-3570
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a Smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) smaller reporting company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of May 14, 2007, SPO Medical Inc. had outstanding 22,388,808 shares of common stock, par value $0.01 per share.

INDEX PAGE

	PAGE

PART I — FINANCIAL INFORMATION

Forward Looking Statements	(ii	)

Item 1 - Financial Statements

Unaudited Consolidated Balance Sheet March 31, 2008	1

Unaudited Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007	2

Unaudited Statements of Changes in Stockholders' Deficiency	3

Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007	4

Notes to Consolidated Financial Statements	5

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	7

Item 4(T) - Controls and Procedures	10

PART II — OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3 - Defaults upon Senior Securities	10

Item 6 - Exhibits	11

SIGNATURES	12

FORWARD LOOKING STATEMENTS

The following discussion and explanations should be read in conjunction with the financial statements and related notes contained elsewhere in this quarterly report on Form 10-Q. Certain statements made in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by terminology such as "may", "will", "should", "expects", "intends", "anticipates", "believes", "estimates", "predicts", or "continue" or the negative of these terms or other comparable terminology and include, without limitation, statements below regarding: the Company's intended business plans; expectations as to product performance; intentions to acquire or develop other technologies; and belief as to the sufficiency of cash reserves. Because forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. Although the Company believes that expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. The Company is under no duty to update any forward-looking statements after the date of this report to conform such statements to actual results.

(ii)

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
U.S. dollars in thousands

March 31, 2008
Unaudited

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$801
Trade receivables	882
Other accounts receivable and prepaid expenses	371
Inventories	1,131
$3,185
LONG-TERM ASSETS
Deposits	15
Severance pay fund	366
381

PROPERTY AND EQUIPMENT, NET	179
Total assets	$3,745

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
Short-term loans	$1,895
Trade payables	566
Employees and payroll accruals	335
Other creditors	485
Other payables and accrued expenses	772
4,053

Long-Term Liabilities
Accrued severance pay	483

STOCKHOLDERS’ DEFICIENCY
Stock capital	216
Receipts on account of stock capital	223
Additional paid-in capital	11,924
Accumulated deficit	(13,154)
(791)

Total liabilities and stockholders’ deficiency	$3,745

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands except share data

	Three months ended March 31,
	2008	2007
	Unaudited

Revenues	$1,079	$1,256
Cost of revenues	592	559
Gross profit	487	697

Operating expenses
Research and development	430	276
Selling and marketing	143	165
General and administrative	302	247
Total operating expenses	875	688
Operating profit (loss)	(388)	9

Financial expenses, net	*113	240
Loss for the period	$501	$231

Basic and diluted loss per ordinary share	$(0.02)	$(0.01)

Weighted average number of shares
outstanding used in computation of basic and diluted loss per share	22,380,163	19,069,380

*Financial expenses, non cash amortization of loan discounts $49, Interest on loans $32 and others $32

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIENCY
U.S. dollars in thousands

	Stock capital	Additional paid-in capital	Receipts on account for stock capital	Deferred compensation	Accumulated deficit	Total
Balance as of January 1, 2006	$170	$4,833	$-	$(227)	$(6,086)	$(1,310)
Deferred compensation reclassified due to FAS 123R implementation for the first time		(227)		227		-
Warrants issued in connection with loans		530				530
Amortization of deferred stock-based compensation related to options granted to consultants		893				893
Exercise of warrants by external consultant	5					5
Benefit resulting from changes to warrant terms		2,534				2,534
Exercise of convertible notes	9	560				569
Amortization of deferred Stock-based compensation related to options granted to employees		189				189

amortization of deferred Stock-based compensation related to options granted to employees and directors		71				71
Issuance of stock capital	9	571				580
Net Loss					(4,963)	(4,963)
Balance as of December 31, 2006	$193	$9,954	$-	$-	$(11,049)	$(902)
Issuance of stock capital, net	14	1,169				1,183
Exercise of stock options	2	8				10
Warrants issued in connection with credit line		19				19
Benefit resulting from changes to warrants terms		41				41
Issuance of ordinary shares upon exercise of warrants and conversion of loans	6	510				516
Amortization of deferred Stock-based compensation related to options granted to employees		110				110
Amortization of deferred Stock-based compensation related to options granted to directors		58				58
Amortization of deferred Stock-based compensation related to options granted to consultant		35				35
Net Loss					(1,604)	(1,604)
Balance as of December 31, 2007	$215	$11,904	$-	$-	$(12,653)	$(534)
Amortization of deferred stock-based compensation related to options granted to employees		21				21
Issuance of stock capital to consultant for raising capital	1	(1)				-
Receipts on account for stock capital, net			223			223
Net Loss					(501)	(501)
Balance as of March 31, 2008 unaudited	$216	$11,924	$223	$-	$(13,154)	$(791)

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,
	2008	2007
	Unaudited
Cash Flows from Operating Activities
Loss for the period	$(501)	$(231)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	11	7
Stock-based compensation expenses	21	51
Amortization of loan discounts	49	173
Increase (decrease) in accrued severance pay, net	(16)	2
Accrued interest payable on loans	32	41

Changes in assets and liabilities:
Decrease in trade receivables	1	85
Increase in other receivables	(251)	(20)
Increase in inventories	(50)	(195)
Increase (decrease) in accounts payable	(10)	115
Increase in other payables and accrued expenses	63	100
Net cash provided by (used in) operating activities	(651)	128

Cash Flows from Investing Activities

Increase in short-term investments	—	(2)
Purchase of property and equipment	(13)	(13)
Net cash used in investing activities	(13)	(15)

Cash Flows from Financing Activities

Repayment of short-term loans	—	(41)
Receipt of payments on account for stock capital, net	223	—
Net cash provided by (used in) financing activities	223	(41)

Increase (decrease) in cash and cash equivalents	(441)	72
Cash and cash equivalents at the beginning of the period	1,242	836
Cash and cash equivalents at the end of the period	$801	$908

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

SPO was originally incorporated under the laws of the State of Delaware in September 1981 under the name "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to "Nu-Tech Bio-Med, Inc." On December 23, 1998, the Company changed its name to "United Diagnostic, Inc." Effective April 21, 2005, the Company acquired (the "Acquisition Transaction") 100% of the outstanding capital stock of SPO Medical Equipment Ltd., a company incorporated under the laws of the State of Israel ("SPO Ltd."), pursuant to a Capital Stock Exchange Agreement dated as of February 28, 2005 between the Company, SPO Ltd. and the shareholders of SPO Ltd., as amended and restated on April 21, 2005 (the "Exchange Agreement"). In exchange for the outstanding capital stock of SPO Ltd., the Company issued to the former shareholders of SPO Ltd. a total of 5,769,106 shares of the Company's common stock, par value $0.01 per share ("Common Stock"), representing approximately 90% of the Common Stock then issued and outstanding after giving effect to the Acquisition Transaction. As a result of the Acquisition Transaction, SPO Ltd. became a wholly owned subsidiary of the Company as of April 21, 2005 and, subsequent to the Acquisition Transaction, the Company changed its name to "SPO Medical Inc." Upon consummation of the Acquisition Transaction, the Company effectuated a forward subdivision of the Company's Common Stock issued and outstanding on a 2.65285:1 basis.

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

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 10-01 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2008 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

SPO MEDICAL INC AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 3 -	Going Concern

As reflected in the accompanying financial statements, the Company’s operations for the three months ended March 31, 2008, resulted in a net loss of $501 and the Company’s balance sheet reflects a net stockholders’ deficit of $791. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise additional working capital. Management’s plans in this regard include raising additional cash from current and potential stockholders and increasing the marketing of its current and new products.

Note 4 -	Stockholders Equity

1.
On March 31, 2008, the Company received from an investor, gross proceeds of $250 payments on account for stock capital. The net proceeds from this financing were $223 after cash fee paid to the placement agent and other related expenses. In connection therewith, in May 2008 the Company issued to such investor 312,500 shares of its Common Stock and a warrant, exercisable through the third anniversary of issuance, to purchase an additional 156,250 shares of its Common Stock at a per share exercise price of $0.80.

2.
On March 11, 2008 the Company issued to a service provider 75,000 restricted shares in consideration of services rendered. The service provider is entitled to an additional 75,000 shares of Common Stock upon the occurrence of certain specified events.

Note 5 -	Subsequent Events

(i) On April 11, 2008 the Company issued to a service provider 100,000 restricted shares in consideration for investor relations services rendered. Subject to certain events being achieved by the service provider, the company has committed to issue up to an additional 300,000 restricted shares.

(ii) On April 3, 2008, the Company repaid a holder of its 6% promissory note originally issued in April 2005 and which matured on March 26, 2008 (the “April 2005 Notes”) the principal amount of $150 and the accrued interest thereon.

(iii) On April 14, 2008, the Company issued to its Chief Financial Officer under its 2005 Equity Incentive Plan options to purchase up to 100,000 shares of Common Stock at a per share exercise price of $0.78

(iv) On April 16, 2008 the Company entered in to a settlement agreement with a company that had originally been retained by it to distribute one of its future products. Pursuant to such agreement, the Company received advance payments in the amount of $485 in several installments between June 2006 and January 2007. This amount has been recorded in Other Creditors and in respect of the full settlement of this outstanding amount the Company issued to the distributor 400,000 shares of the Company’s common stock, par value $0.01 per share.

(v) In March 2008, the Company offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes to the exercise price of the warrants issued in connection with the issuance of these notes (collectively, the “April 2005 Warrants”), thereby exercising these warrants, and to convert into Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders who accept this offer would be issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants will be exercisable over three years at an exercise price of $0.60. In May 2008, the Company issued an aggregate of 703,620 shares of Common Stock to seven holders of the April 2005 Notes upon such holders’ agreement to (i) apply the aggregate principal amount of $357 payable to them in respect thereof to the exercise of the April 2005 Warrants previously issued to them and (ii) convert the interest accrued of $65 with respect to the 2005 Notes into shares of Common Stock. The warrants were exercised in accordance with their terms and the interest was converted, in each case at a per share price of $0.60. In addition, these holders will be issued warrants, exercisable over three years from the date of issuance, to purchase up to 175,908 shares of Common Stock at a per share exercise price of $0.60. Warrants for an additional 50,000 shares of Common Stock will be issued to three other holders of the April 2005 Note after such holders’ agreed to extend the maturity date of their notes through March 26, 2010. The exercise period of the new warrants for the extending note holders will be co-terminus with their existing April 2005 Warrants (September 2010) and such warrants will be exercisable at a per share exercise price of $0.60. The interest accrued through March 26, 2008, the original maturity date, with respect to the notes in the aggregate amount of $40 will be paid to the extending holders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THE ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2007.

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

We hold four patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our unique RPO based technology. As further discussed below, our technologies are currently applied to products that are designed for use by the, homecare, professional medical care, sports, safety and search and rescue.

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

 We currently have five commercial products utilizing our unique oximtery technology. These are the (i) PulseOx 5500TM — a stand-alone commercial RPO spot check monitor for SpO2 and heart rate, (ii) Check MateTM— addresses the sports and aviation market’s demand for a lightweight, inexpensive monitor for measuring SpO2 and heart rate during high-altitude activities, the PulseOx 7500TM —a monitor for extended monitoring of SpO2 and heart rate by means of RPO (the monitor is being initially marketed for pre screening of sleep apnea sufferers), (iv) PulseOX 6000 TM, a professional stand-alone commercial RPO spot check monitor for SpO2 and heart rate and (v) the PulseOX 6100 TM, a professional stand-alone hand held commercial RPO spot check monitor for SpO2 and heart rate. We currently have in various stages of development other devices utilizing our oximetry technology, including the Baby Movement Monitor — a monitor being designed specifically for the use with infants and a Sports Watch - a sports watch for sports enthusiast to monitor their wellness whilst training or engaging in sport activities. Our mission is to build a profitable business that develops and commercializes medical biosensor products that improve people's lives and increases stockholder value. We intend to leverage our core technologies to develop new, innovative product applications.

As of May 14, 2008, we had 22 employees working on a full time basis.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 AND THE THREE MONTHS ENDED MARCH 31, 2007

REVENUES . Revenues are from our commercialized pulse oximetry product line primarily the PulseOx 5500, Check Mate designed for the medical, homecare and sports markets, and also our professional products the PulseOx 7500 and the recently introduced PulseOx 6000 and PulseOx 6100 designed for the professional medical markets. Revenues for the three months ended March 31, 2008 were $1,079,000. Revenues for the corresponding period in 2007 were $1,256,000.

COSTS OF REVENUES. Costs of revenues for the three months ended March 31, 2008 were $592,000. Costs of revenues for the corresponding period in 2007 were $559,000. Costs of revenues include all costs related to manufacturing and selling products and services and consist primarily of direct material costs and salaries and related expenses for personnel. The increase in cost of revenues during the 2008 period is attributable to initial set up costs of the production of the two new product manufacturing lines during the quarter..

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses for the three months ended March 31, 2008 were $430,000. Research and development expenses for the corresponding period in 2007 were $276,000. The increase in research and development expenses during 2008 is primarily attributable to increased employee and related compensation costs resulting from the devaluation of the United States Dollar (our primary reporting currency) against the New Israeli Shekel (in which our employee expenses are denominated) in addition to the increased investment in the development of new products.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, sales support, travel and related expenses. Selling and marketing expenses for the three months ended March 31, 2008 were $143,000. Selling and marketing expenses for the corresponding period in 2007 were $165,000. The decrease in selling and marketing expenses during 2008 is primarily attributable to closure of our California office during 2007

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the three months ended March 31, 2008 were $302,000. General and administrative costs for the corresponding period in 2007 were $247,000. The increase in general and administrative expenses during 2008 is primarily attributable to increased employee and related compensation costs.

FINANCIAL EXPENSES, NET . Financial expenses, net, for the three months ended March 31, 2008 were $113,000. Financial expenses, net, for the corresponding period in 2007 were $240,000. The decrease in financial expenses is primarily attributable to the decrease of the non-cash expenses in respect of amortization of loan discounts. The principal expenses comprising the financial expenses during the 2008 period are interest accrued and non cash amortization costs in respect of debt instruments issued by us between April 2005 and October 2006.

NET LOSS. For the three months ended March 31, 2008 we had a net loss of $501,000. Net loss for the corresponding period in 2007 was $231,000. The increase in net loss during 2008 is primarily attributable to the increase in research and development and general and administrative expenses discussed above

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2008, we had cash and cash equivalents of approximately $801,000 compared to $1,242,000 at December 31, 2007.

We generated net negative cash flows from operating activities of approximately $651,000 during the three months ended March 31, 2008 compared to positive cash flows of approximately $128,000 for the three months ended March 31, 2007.

In December 2005 we completed the private placement to certain accredited investors that we commenced in April 2005 for the issuance of up to $1,544,000 of units of our securities, with each unit comprised of (i) our 18 month 6% promissory note (collectively, the "April 2005 Notes") and (ii) three year warrants to purchase up to such number of shares of our Common Stock as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85 (collectively the "April 2005 Warrants"). In September 2006, we offered to the holders of the April 2005 Notes to revise certain of the terms of the original offering in order to facilitate an extension to the scheduled maturity date of the Note, (hereinafter the "Amendment"). The Amendment provides that (a) the maturity date of the April 2005 Notes is to be extended to March 26, 2008, (b) the exercise period of the April 2005 Warrants is to be extended from three to five years with an expiration date of September 26, 2010 and the per share exercise price was adjusted to $0.60 and (c) the interest rate on the amounts outstanding under the April 2005 Notes was increased to 8% per annum, effective July 12, 2006. The Amendment also provides that if we subsequently issue shares of our Common Stock at an effective per share exercise price less than that of the adjusted per share exercise price of the April 2005 Warrants during the adjusted exercise period, then the exercise price thereof is to be reduced to such lower exercise price; provided, that, this protection will not apply to certain of our equity or debt issuances (i) from approved stock option plans to employees, directors and other service providers, (ii) upon exercise of options and warrants outstanding as of September 27, 2006 and (iii) to our consultants that an unaffiliated third party would deem to be commercially reasonable and fair. In addition, the Amendment also provides that, subject to certain qualifications, our obligation to file a registration statement under the Securities Act of 1933, as amended, relating to the resale of our Common Stock underlying the April 2005 Warrants is extended to April 15, 2007. The Amendment became effective as of September 30, 2006. As of December 31, 2007, holders of Notes in the principal amount $1,439,000 have signed the Amendment, the holder of a note in the principal amount of $50,000 has been repaid, and the holders of notes in the principal amount $125,000 have since exercised their warrants and converted the accrued interest on the note. All of these notes, including the notes held by the holders who agreed to the extension of the maturity date, matured on March 26, 2008.

In March 2008, we offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes to the exercise price of the April 2005 Warrants, thereby exercising these warrants, and to convert into our Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders who accept this offer would be issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants will be exercisable over three years at an exercise price of $0.60. As of May 14, 2008, the holders of approximately $357,000 in principal amount have agreed to apply the principal amount owed to them to the exercise price of the April 2005 Warrants. Accordingly, approximately $422,000 in amounts owed under the 2005 Notes have been converted into equity and, accordingly, an aggregate of 703,620 shares of our Common Stock have been issued upon exercise of the April 2005 Warrants and conversion of the interest owing on the April 2005 Notes. Under the terms of the offer, new warrants for 175,908 share of our Common stock have been issued to these April 2005 Note holders, which warrants are exercisable over three years from the date of issuance. Three note holders of the principal amount of $200,000 have agreed to extend their loan a further 24 months and we agreed to pay to them the interest accrued through the original maturity date of March 26, 2008 in the aggregate amount of $40,000. Under the terms of this agreement with the extending note holders, we will issue to the extending holders new warrants for an aggregate of 50,000 shares of our Common stock, under the same terms as the warrants that were originally issued in connection with the issuance of the April 2005 Notes. We have been informed by the holders of $300,000 in principal amount of their election to not accept our offer, of which $150,500 of principal and the accrued interest thereon has been repaid as of the date of the filing of this quarterly report. We continue to hold discussions with the holders of $512,000 in principal amount of the April 2005 Notes in an attempt to resolve this matter; until such time as any resolution is reached (if ever) with these holders, we remain in default under the 2005 Notes with respect to these amounts.

In July 2006, we commenced a private placement of units of our securities, with each unit comprised of (i) our 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which we raised $550,000 (the maximum amount that could be raised from this offering). Under the terms of the offering, the principal and accrued interest is due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25,000 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any the offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. During the quarter ended September 30, 2007, we offered to the holders of the notes to convert the principal and accrued interest into shares of the Company’s Common Stock at a per share conversion price of $0.90. As of May 14, 2008 the holders of $238,000 of the principal amount agreed to convert the principal and accrued interest thereon into shares of our Common Stock. We repaid to a note holder the principal amount of $75,000 and the accrued interest thereon. We have not made the scheduled payment on the principal amount of $237,000 that remain due and owing under the notes that have not been converted and, accordingly, under the terms of such notes, we are in default. We are in discussions with these note holders in an attempt to resolve this matter

Our recent financings are discussed below.

In March 2008, we received from an investor gross proceeds of $250,000 and, in connection therewith, in May 2008 we issued to such investor 312,500 shares of our Common Stock and warrants, exercisable through the third anniversary of issuance, to purchase an additional 156,250 shares of Common Stock at a per share exercise price of $0.80. The net proceeds from this financing were $223,000 after cash fee paid to the placement agent and other related expenses.

We will need to raise additional funds to be able to satisfy our cash requirements over the next twelve months. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital. Our current revenues from operations are insufficient to cover our projected expansion plans. We therefore continue to seek additional financing through the sale of our equity and/or debt securities to satisfy future capital requirements until such time as we are able to generate sufficient cash flow from revenues to finance on-going operations. No assurance can be provided that additional capital will be available to us on commercially acceptable or at all. Our auditors included a "going concern" qualification in their auditors' report for the year ended December 31, 2007. While we raised approximately $250,000 during the first quarter of 2008, such "going concern" qualification may make it more difficult for us to raise funds when needed. Additional equity financings may be dilutive to holders of our Common Stock.

ITEM 4. CONTROLS AND PROCEDURES (T)

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended March 31, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended March 31, 2008 without registration under the Securities Act.

1.	On March 11, 2008 we issued to a service provider 75,000 restricted shares in consideration of services rendered.

2.
On March 31, 2008, we received from an investor gross proceeds of $250,000 payments on account for stock capital and, in connection therewith, in May 2008 we issued to such investor 312,500 shares of our Common Stock and a warrant, exercisable through the third anniversary of issuance, to purchase an additional 156,250 shares of our Common Stock at a per share exercise price of $0.80.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

As of March 31, 2008, we have not repaid principal and accrued interest that became due as of such date in the aggregate amount of $1,895,000. As of May 14, 2008, we settled with the holders of certain of these amounts and of such date, $1,055,000 remain due and outstanding.

ITEM 6. EXHIBITS.

4.1	Form of Warrant

4.2	Form of Common Stock Purchase Warrant

10.1	Form of Warrant Exercise and Note Conversion Agreement dated as of March 26, 2008

10.2	Form of Second Amendment to an SPO Subscription Agreement

10.3	Form of Subscription Agreement

31.1	Rule 13a - 14(a) Certification of Principal Executive Officer

31.2	Rule 13a - 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 14, 2008	SPO MEDICAL INC.

/s/ MICHAEL BRAUNOLD
MICHAEL BRAUNOLD PRESIDENT AND CHIEF EXECUTIVE OFFICER

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

DATE: May 14, 2008

	BY	/s/ JEFF FEUER
JEFF FEUER, CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)