Form 10-Q
period 2008-06-30
SPO Medical Inc
filed 2008-08-14
CIK 716778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2008; or

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

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒ .

As of August 14, 2008, SPO Medical Inc. had outstanding 23,680,128 shares of common stock, par value $0.01 per share.

INDEX PAGE

PAGE

PART I — FINANCIAL INFORMATION

Forward Looking Statements	(ii )

Item 1 - Financial Statements

Unaudited Consolidated Balance Sheet June 30, 2008	1

Unaudited Consolidated Statements of Operations for the six and three months ended June 30, 2008 and 2007	2

Unaudited Statements of Changes in Stockholders' Equity	3

Unaudited Consolidated Statements of Cash Flows for the six and three months ended June 30, 2008 and 2007	4

Notes to Consolidated Financial Statements	5

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4(T) - Controls and Procedures	11

PART II — OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3 - Defaults upon Senior Securities	12

Item 6 - Exhibits	12

SIGNATURES	13

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

(ii)

SPO MEDICAL INC.
AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
U.S. dollars in thousands

June 30, 2008
Unaudited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$773
Trade receivables	972
Other accounts receivable and prepaid expenses	110
Inventories	1,057
2,912
LONG-TERM INVESTMENTS
Deposits	15
Severance pay fund	420
435

PROPERTY AND EQUIPMENT, NET	174

Total Assets	$3,521

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

Short-term loans	$1,134
Trade payables	577
Employees and payroll accruals	333
Other payables and accrued expenses	759
2,803
Long-Term Liabilities

Accrued severance pay	523

STOCKHOLDERS’ EQUITY

Stock capital	236
Additional paid-in capital	13,685
Accumulated deficit	(13,726)
195

Total liabilities and stockholders’ equity	$3,521

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands except share data

	Six months ended June 30,		Three months ended June 30,
	Unaudited		Unaudited
	2008	2007	2008	2007

Revenues	$2,168	$2,766	$1,089	$1,510

Cost of revenues	1,187	1,265	595	706

Gross profit	981	1,501	494	804

Operating expenses
Research and development	723	543	293	267
Selling and marketing	324	390	181	225
General and administrative	756	592	454	345
Total operating expenses	1,803	1,525	928	837

Operating loss	822	24	434	33

Financial expenses, net	251	439	138	199

Loss for the period	$1,073	$463	$572	$232

Basic and diluted loss per ordinary share	$(0.05)	$(0.02)	$(0.02)	$(0.01)

Weighted average number of shares outstanding used in computation of basic and diluted loss per share	23,085,616	20,208,833	23,790,236	20,228,833

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
U.S. dollars in thousands

	Stock capital	Additional paid-in capital	Deferred compensation	Accumulated deficit	Total

Balance as of January 1, 2006	$170	$4,833	$(227)	$(6,086)	$(1,310)

Deferred compensation reclassified due to FAS 123R implementation for the first time		(227)	227		—
Warrants issued in connection with loans		530			530
Amortization of deferred stock-based compensation related to options granted to consultants		893			893
Exercise of warrants by external consultant	5				5
Benefit resulting from changes to warrant terms		2,534			2,534
Exercise of convertible notes	9	560			569
Amortization of deferred stock-based compensation related to options granted to employees and directors		260			260
Issuance of stock capital	9	571			580
Net Loss				(4,963)	(4,963)
Balance as of December 31, 2006	$193	$9,954	$—	$(11,049)	$(902)
Issuance of stock capital, net	14	1,169			1,183
Exercise of stock options	2	8			10
Warrants issued in connection with credit line		19			19
Benefit resulting from changes to warrant terms		41			41
Issuance of ordinary shares upon exercise of warrants and conversion of loans	6	510			516
Amortization of deferred stock-based compensation related to options granted to employees		110			110
Amortization of deferred Stock-based compensation related to options granted to directors		58			58
Amortization of deferred stock-based compensation related to options granted to consultants		35			35
Net Loss				(1,604)	(1,604)
Balance as of December 31, 2007	$215	$11,904	$—	$(12,653)	$(534)
Issuance of ordinary stock upon conversion of loans and accrued interest	8	453			461
Issuance of stock capital, net	8	549			557
Issuance of ordinary stock to service providers	1	79			80
Issuance of ordinary stock on cancellation of distribution agreement	4	481			485
Benefit on issuance of warrants in connection with conversion of loans and accrued interest		105			105
Amortization of deferred stock-based compensation related to options granted to employees		114			114
Net Loss				(1,073)	(1,073)
Balance as of June 30, 2008, (Unaudited)	$236	$13,685	$—	$(13,726)	$195

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Cash Flows from Operating Activities
Loss for the period	$(1,073)	$(463)	$(572)	$(232)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	21	13	10	6
Stock-based compensation expenses	114	139	93	88
Amortization of loan discounts, net	49	333	—	161
Grant of ordinary stock to service providers	80		80
Benefit resulting from conversion of loans	105	—	105	—
Increase (decrease) in accrued severance pay, net	(30)	7	(14)	5
Increase in accrued interest payable on loans	54	83	22	41
Changes in assets and liabilities:
Increase in trade receivables	(89)	(182)	(90)	(267)
Decrease (increase) in other receivables	10	(45)	261	(25)
Decrease (Increase) in inventories	24	(235)	74	(40)
Increase (decrease) in trade payable	1	169	11	54
Increase in other payables and accrued expenses	48	235	(15)	135
Net cash provided by (used in) operating activities	(686)	54	(35)	(74)

Cash Flows from Investing Activities
Increase in short term investments	—	(2)	—	—
Purchase of property and equipment	(18)	(24)	(5)	(11)
Net cash used in investing activities	(18)	(26)	(5)	(11)

Cash Flows from Financing Activities
Issuance of stock capital	557	—	334	—
Exercise of stock options	—	10	—	10
Repayment of short-term loans	(322)	(41)	(322)	—
Net cash provided by (used in) financing activities	235	(31)	12	10

Decrease in cash and cash equivalents	(469)	(3)	(28)	(75)
Cash and cash equivalents at the beginning of the period	1,242	836	801	908

Cash and cash equivalents at the end of the period	$773	$833	$773	$833
Non cash transactions:

Issuance of ordinary stock upon conversion of loans and accrued interest	$461	$—	$461	$—
Issuance of ordinary stock to service providers	$80	$—	$80	$—
Issuance of ordinary stock on settlement of distribution agreement	$485	$—	$485	$—

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

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 10-01 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2008 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the six and three months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

SPO MEDICAL INC AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 3 -	Going Concern

As reflected in the accompanying financial statements, the Company’s operations for the six and three months ended June 30, 2008, resulted in a net loss of $1,073 and $572, respectively, and the Company’s balance sheet reflects a net stockholders’ equity of $195. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise additional working capital. Management’s plans in this regard include raising additional cash from current and potential stockholders and increasing the marketing of its current and new products.

NOTE 4 -	Financial Expenses

FINANCIAL EXPENSES, NET . Financial expenses, net, for the six and three months ended June 30, 2008 were $251 and $138. Financial expenses, net, for the corresponding periods in 2007 were $439 and $ 199. The principal expenses comprising the financial expenses during the six month period ended June 30, 2008 were:- (i) non cash amortization of loan discounts - $49 (ii) one time non cash expenses relating to the issue of warrants for the conversion to equity of certain loan notes and accrued interest thereon - $105 and (iii) interest in respect of debt instruments issued by the Company between April 2005 and October 2006 - $54

NOTE 5 -	Stockholders Equity

On March 31, 2008, the Company received from an investor gross proceeds of $250 on account for the purchase of Common Stock. The net proceeds from this financing were $223 after payment of a cash fee to the placement agent and other related expenses. In connection therewith, on May 22, 2008 the Company issued to such investor 312,500 shares of its Common Stock and a warrant, exercisable through the third anniversary of issuance, to purchase an additional 156,250 shares of its Common Stock at a per share exercise price of $0.80.

On March 11, 2008 the Company issued to a service provider 75,000 restricted shares in consideration of services rendered. The service provider is entitled to an additional 75,000 shares of Common Stock upon the occurrence of certain specified events. In connection therewith, on June 23, 2008 the Company issued to the service provider an additional 9,375 restricted shares in respect of this commitment.

On April 11, 2008 the Company issued to three designees of a service provider 100,000 restricted shares of Common Stock in consideration for investor relations services rendered. Subject to certain events being achieved by the service provider, the Company originally committed to issue up to an additional 300,000 restricted shares of Common Stock. On July 7, 2008, the Company signed an amendment to the agreement with this service provider reducing the additional commitment to 100,000 additional restricted shares and, in connection therewith, on July 23, 2008, the Company issued to two designees an aggregate of 50,000 restricted shares.

On April 14, 2008, the Company issued to its Chief Financial Officer under its 2005 Equity Incentive Plan options to purchase up to 100,000 shares of Common Stock at a per share exercise price of $0.78

On April 16, 2008, the Company entered in to a settlement agreement with an entity that had originally been retained by the Company to distribute one of the Company’s then contemplated future products. Pursuant to such agreement, the Company received advance payments in the amount of $485 in several installments between June 2006 and January 2007. In respect of the full settlement of this outstanding amount, on May 15, 2008, the Company issued to such entity 400,000 restricted shares of the Company’s Common Stock.

On May 13, 2008, the Company received from an investor gross proceeds of $190 for the purchase of Common Stock. The net proceeds from this financing were $172 after payment of a cash fee to a placement agent and other related expenses. In connection therewith. On July 7, 2008 the Company issued to such investor 237,500 shares of its Common Stock and a warrant, exercisable through the third anniversary of issuance, to purchase an additional 118,750 shares of its Common Stock at a per share exercise price of $0.80.

On May 22, 2008 the Company received from certain investors gross proceeds of $175 on account for stock capital. The net proceeds from this financing were $161 after cash fee paid to the placement agent and other related expenses. In connection therewith. On July 7, 2008 the Company issued to such investors an aggregate of 218,750 shares of its Common Stock and a warrant, exercisable through the third anniversary of issuance, to purchase an additional 109,375 shares of its Common Stock at a per share exercise price of $0.80.

In respect of all the gross amounts raised in the six month period ended June 30, 2008, the Company will issue to the finders 61,500 warrants under the same terms as the warrants issued to the investors.

In March 2008, the Company offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes to the exercise price of the warrants issued in connection with the issuance of these notes (collectively, the “April 2005 Warrants”), thereby exercising these warrants, and to convert into Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders that accepted this offer were issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants are exercisable over three years at an exercise price of $0.60. The Company issued an aggregate of 766,815 shares of Common Stock to seven holders of the April 2005 Notes upon such holders’ agreement to (i) apply the aggregate principal amount of $389 payable to them in respect thereof to the exercise of the April 2005 Warrants previously issued to them and (ii) convert the interest accrued of $71 with respect to the 2005 Notes into shares of Common Stock. The warrants were exercised in accordance with their terms and the interest was converted, in each case at a per share price of $0.60. In addition, these holders were issued warrants, exercisable over three years from the date of issuance, to purchase up to 191,707 shares of Common Stock at a per share exercise price of $0.60. Warrants for an additional 50,000 shares of Common Stock will be issued to three other holders of the April 2005 Note after such holders agreed to extend the maturity date of their notes through March 26, 2010. The exercise period of the new warrants for the extending note holders will be co-terminus with their existing April 2005 Warrants (September 2010) and such warrants will be exercisable at a per share exercise price of $0.60. The interest accrued through March 26, 2008, the original maturity date, with respect to notes in the aggregate amount of $40 will be paid to the extending holders of which $15 has been paid as of June 30, 2008. In the quarter ended June 30, 2008, the Company repaid certain holders of the April 2005 Notes principal of $250 and the interest accrued thereon. On July 28, 2008 a holder of $50 in principal amount agreed to convert the principal and accrued interest under the terms offered in March 2008 by the Company. Accordingly, the Company will issue to such holder 99,713 shares of Common Stock and 24,929 new warrants exercisable over three years at an exercise price of $0.60.

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

 We currently have five commercial products utilizing our unique oximtery technology. These are the (i) PulseOx 5500TM — a stand-alone commercial RPO spot check monitor for SpO2 and heart rate, (ii) Check MateTM— which addresses the sports and aviation market’s demand for a lightweight, inexpensive monitor for measuring SpO2 and heart rate during high-altitude activities, the PulseOx 7500TM —a monitor for extended monitoring of SpO2 and heart rate by means of RPO (the monitor is being initially marketed for pre screening of sleep apnea sufferers), (iv) PulseOX 6000 TM, a professional stand-alone commercial RPO spot check monitor for SpO2 and heart rate and (v) the PulseOX 6100 TM, a professional stand-alone hand held commercial RPO spot check monitor for SpO2 and heart rate. We currently have in various stages of development other devices utilizing our oximetry technology, including the Baby Movement Monitor — a monitor being designed specifically for the use with infants and a Sports Watch - a sports watch for sports enthusiast to monitor their wellness whilst training or engaging in sport activities. Our mission is to build a profitable business that develops and commercializes medical biosensor products that improve people's lives and increases stockholder value. We intend to leverage our core technologies to develop new, innovative product applications.

As of August 14 2008, we had 22 employees working on a full time basis.

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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND THE SIX AND THREE MONTHS ENDED JUNE 30, 2007

REVENUES . Revenues are from our commercialized pulse oximetry product line primarily the PulseOx 5500, Check Mate designed for the medical, homecare and sports markets, and also our professional products the PulseOx 7500 and the recently introduced PulseOx 6000 and PulseOx 6100 designed for the professional medical markets. Revenues for the six and three months ended June 30, 2008 were $2,168,000 and $1,089,000 respectively. Revenues for the corresponding periods in 2007 were $2,766,000 and $ 1,510,000 respectively. The reduction in revenues for the 2008 periods is primarily attributable to the combined effect of a decrease in the volume of unit sales of one of our product lines together with a reduction of the per unit price.

COSTS OF REVENUES. Costs of revenues for the six and three months ended June 30, 2008 were $1,187,000 and $595,000, respectively. Costs of revenues for the corresponding periods in 2007 were $1,265,000 and $706,000, respectively. Costs of revenues include all costs related to manufacturing and selling products and services and consist primarily of direct material costs and salaries and related expenses for personnel. The relative percentage increase in cost of revenues during the 2008 period is attributable to initial set up costs of the production of the two new product manufacturing lines.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses for the six and three months ended June 30, 2008 were $723,000 and $293,000, respectively. Research and development expenses for the corresponding periods in 2007 were $543,000 and $267,000, respectively. The increase in research and development expenses during 2008 is primarily attributable to increased employee and related compensation costs resulting from the devaluation of the United States Dollar (our primary reporting currency) against the New Israeli Shekel (in which our employee expenses are denominated) as well as the increased investment in the development of new products.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, sales support, travel and related expenses. Selling and marketing expenses for the six and three months ended June 30, 2008 were $324,000 and $181,000, respectively. Selling and marketing expenses for the corresponding periods in 2007 were $390,000 and $ 225,000, respectively. The decrease in selling and marketing expenses during 2008 is primarily attributable to closure of our California office during 2007.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the six and three months ended June 30, 2008 were $756,000 and $ 454,000, respectively. General and administrative costs for the corresponding periods in 2007 were $592,000 and $345,000, respectively. The increase in general and administrative expenses during 2008 is primarily attributable to increased employee and related non cash and cash compensation costs and non cash and cash expenses relating to investor relations activities of the Company in 2008.

FINANCIAL EXPENSES, NET . Financial expenses, net, for the six and three months ended June 30, 2008 were $251,000 and $138,000, respectively. Financial expenses, net, for the corresponding periods in 2007 were $439,000 and $199,000, respectively. The decrease in financial expenses is primarily attributable to the decrease of the non-cash expenses in respect of amortization of loan discounts. The principal expenses comprising the financial expenses during the six month period in 2008 period are interest accrued, non cash amortization costs and one time costs relating to the issue of additional warrants in respect of debt instruments issued by us between April 2005 and October 2006.

NET LOSS. For the six and three months ended June 30, 2008 we had a net loss of $1,073,000 and $572,000, respectively. Net loss for the corresponding periods in 2007 were $463,000 and $232,000, respectively. The increase in net loss during 2008 is primarily attributable to the decrease in sales for the period.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2008, we had cash and cash equivalents of approximately $773,000 compared to $1,242,000 at December 31, 2007.

We generated net negative cash flows from operating activities of approximately $469,000 during the six months ended June 30, 2008 compared to $28,000 for the six months ended June 30, 2007.

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

In March 2008, we offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes to the exercise price of the April 2005 Warrants, thereby exercising these warrants, and to convert into our Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders who accept this offer would be issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants will be exercisable over three years at an exercise price of $0.60. As of August 14, 2008, the holders of approximately $439,000 in principal amount have agreed to apply the principal amount owed to them to the exercise price of the April 2005 Warrants. Accordingly, approximately $460,000 in amounts owed under the 2005 Notes have been converted into equity and, accordingly, an aggregate of 766,815 shares of our Common Stock have been issued upon exercise of the April 2005 Warrants and conversion of the interest owing on the April 2005 Notes and a further 99,713 shares of common stock are to be issued. Under the terms of the offer, new warrants for 191,707 share of our Common stock have been issued to these April 2005 Note holders and a further 24,929 warrants are to be issued. These warrants are exercisable over three years from the date of issuance. Three note holders of the principal amount of $200,000 have agreed to extend their loan for a further 24 months and we agreed to pay to them the interest accrued through the original maturity date of March 26, 2008 in the aggregate amount of $40,000. Under the terms of the agreement with the extending note holders, we will issue to the extending holders new warrants for an aggregate of 50,000 shares of our Common stock, which warrants are exercisable for three years from issuance and contain the same operative terms, including exercise price, as the warrants that were originally issued in connection with the issuance of the April 2005 Notes. We have been informed by the holders of $300,000 in principal amount of their election to not accept our offer, of which $250,000 of principal and the accrued interest thereon has been repaid as of the date of the filing of this quarterly report. We continue to hold discussions with the holders of $430,000 in principal amount of the April 2005 Notes in an attempt to resolve this matter; until such time as any resolution is reached (if ever) with these holders, we remain in default under the 2005 Notes with respect to these amounts.

In July 2006, we commenced a private placement of units of our securities, with each unit comprised of (i) our 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which we raised $550,000 (the maximum amount that could be raised from this offering). Under the terms of the offering, the principal and accrued interest is due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25,000 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any the offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. During the quarter ended September 30, 2007, we offered to the holders of the notes to convert the principal and accrued interest into shares of the Company’s Common Stock at a per share conversion price of $0.90. As of August 14, 2008, the holders of $238,000 of the principal amount agreed to convert the principal and accrued interest thereon into shares of our Common Stock. We repaid to a note holder the principal amount of $75,000 and the accrued interest thereon. We have not made the scheduled payment on the principal amount of $237,000 that remain due and owing under the notes that have not been converted and, accordingly, under the terms of such notes, we are in default. We are in discussions with these note holders in an attempt to resolve this matter

Our recent financings are discussed below.

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

In May 2008, the Company received from certain investors gross proceeds of $365,000 in consideration for the purchase of our Common Stock. The net proceeds from this financing were $333,000 after cash fees paid to the placement agent and other related expenses. In connection therewith, in June 2008 the Company issued to such investors an aggregate of 456,250 shares of its Common Stock and a warrant, exercisable through the third anniversary of issuance, to purchase an additional 228,125 shares of its Common Stock at a per share exercise price of $0.80.

We need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements over the next twelve months. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital. Our current revenues from operations are insufficient to cover our projected plans. We therefore continue to seek additional financing through the sale of our equity and/or debt securities to satisfy future capital requirements until such time as we are able to generate sufficient cash flow from revenues to finance on-going operations. No assurance can be provided that additional capital will be available to us on commercially acceptable or at all. Our auditors included a "going concern" qualification in their auditors' report for the year ended December 31, 2007. While we raised approximately $615,000 during the six month period ended June 30, 2008, such "going concern" qualification may make it more difficult for us to raise funds when needed. Additional equity financings may be dilutive to holders of our Common Stock.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended June 30, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended June 30, 2008 without registration under the Securities Act.

On April 11, 2008 we issued to three designees of a service provider 100,000 restricted shares of shares of Common Stock in consideration of services rendered by such service provider.

On March 31, 2008, we received from an investor gross proceeds of $250,000 on account for stock capital and, in connection therewith, in May 2008 we issued to such investor 312,500 shares of our Common Stock and a warrant, exercisable through the third anniversary of issuance, to purchase an additional 156,250 shares of our Common Stock at a per share exercise price of $0.80.

On May 15,, 2008, the Company issued 400,000 shares of its Common Stock in settlement of certain outstanding issues with a former distributor of the Company’s products.

On June 23, 2008, the Company issued to a service provider an additional 9,375 restricted shares of Common Stock in consideration for services rendered.

In May 2008, the Company received from investors, gross proceeds of $365,000 for stock capital. The net proceeds from this financing were $333,000 after cash fees paid to the placement agent and other related expenses. In connection therewith, On July 7, 2008 the Company issued to such investors an aggregate of 456,250 shares of its Common Stock and warrants, exercisable through the third anniversary of issuance, to purchase an additional 228,125 shares of its Common Stock at a per share exercise price of $0.80.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We disclosed in the Quarterly Report for the three months ended March 31, 2008, that we had not repaid principal and accrued interest that became due as of such date in the aggregate amount of $1,895,000 and that as of August 14, 2008, we settled with the holders of certain of these amounts and of such date, $1,073,000 remained due and outstanding.

ITEM 6. EXHIBITS.

10.1	Mutual Release and Waiver dated as of April 16, 2008 between SPO Medical Inc. and Active Health Care Inc.

31.1	Rule 13a - 14(a) Certification of Principal Executive Officer

31.2	Rule 13a - 14(a) Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2008	SPO MEDICAL INC.

/s/ MICHAEL BRAUNOLD
MICHAEL BRAUNOLD
PRESIDENT AND CHIEF EXECUTIVE OFFICER

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

DATE: August 14, 2008

	BY	/s/ JEFF FEUER
JEFF FEUER,
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)