Form 10-Q
period 2008-09-30
SPO Medical Inc
filed 2008-11-18
CIK 716778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2008; or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-11772

SPO MEDICAL INC.
(Exact name of registrant specified in its charter)

Delaware	25-1411971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 18, 2008, SPO Medical Inc. had outstanding 24,489,007 shares of common stock, par value $0.01 per share.

INDEX PAGE

PAGE

PART I — FINANCIAL INFORMATION

Forward Looking Statements	(ii )

Item 1 - Financial Statements

Unaudited Consolidated Balance Sheet September 30, 2008	1

Unaudited Consolidated Statements of Operations for the nine and three months ended September 30, 2008 and 2007	2

Unaudited Statements of Changes in Stockholders' Deficiency	3

Unaudited Consolidated Statements of Cash Flows for the nine and three months ended September 30, 2008 and 2007	5

Notes to Consolidated Financial Statements	6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 4(T) - Controls and Procedures	12

PART II — OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3 - Defaults upon Senior Securities	13

Item 6 - Exhibits	13

SIGNATURES	14

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

(ii)

SPO MEDICAL INC.
AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED BALANCE SHEET
U.S. dollars in thousands

September 30, 2008
Unaudited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$450
Trade receivables	594
Other accounts receivable and prepaid expenses	62
Inventories	1,445
2,551
LONG-TERM INVESTMENTS
Deposits	13
Severance pay fund	400
413

PROPERTY AND EQUIPMENT, NET	199

Total Assets	$3,163

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities

Short-term loans	$1,092
Trade payables	596
Employees and payroll accruals	373
Other payables and accrued expenses	876
2,937
Long-Term Liabilities

Accrued severance pay	513

STOCKHOLDERS’ DEFICIENCY

Stock capital	239
Additional paid-in capital	13,788
Accumulated deficit	(14,314)
(287)

Total liabilities and stockholders’ deficiency	$3,163

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands except share data

	Nine months ended September 30,		Three months ended September 30,
	Unaudited		Unaudited
	2008	2007	2008	2007

Revenues	$2,421	$4,174	$253	$1,408

Cost of revenues	1,321	1,938	134	673

Gross profit	1,100	2,236	119	735

Operating expenses
Research and development	964	799	242	256
Selling and marketing	428	552	104	162
General and administrative	1,030	1,030	274	438
Re-organization expenses	62	—	62	—
Total operating expenses	2,484	2,381	682	856

Operating loss	1,384	145	563	121

Financial expenses, net	277	754	25	315

Loss for the period	$1,661	$899	$588	$436

Basic and diluted loss per ordinary share	$(0.07)	$(0.04)	$(0.02)	$(0.02)

Weighted average number of shares
outstanding used in computation of basic
and diluted loss per share	23,618,598	20,731,725	24,518,619	21,769,785

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
U.S. dollars in thousands

	Stock capital	Additional paid-in capital	Deferred compensation	Accumulated deficit	Total

Balance as of January 1, 2006	$170	$4,833	$(227)	$(6,086)	$(1,310)

Deferred compensation reclassified due to FAS 123R implementation for the first time		(227)	227		—
Warrants issued in connection with loans		530			530
Amortization of deferred stock-based compensation related to options granted to consultants		893			893
Exercise of warrants by external consultant	5				5
Benefit resulting from changes to warrant terms		2,534			2,534
Exercise of convertible notes	9	560			569
Amortization of deferred stock-based compensation related to options granted to employees and directors		260			260
Issuance of stock capital	9	571			580
Net Loss				(4,963)	(4,963)
Balance as of December 31, 2006	$193	$9,954	$—	$(11,049)	$(902)
Issuance of stock capital, net	14	1,169			1,183
Exercise of stock options	2	8			10
Warrants issued in connection with credit line		19			19
Benefit resulting from changes to warrant terms		41			41
Issuance of ordinary shares upon exercise of warrants and conversion of loans	6	510			516
Amortization of deferred stock-based compensation related to options granted to employees		110			110
Amortization of deferred Stock-based compensation related to options granted to directors		58			58
Amortization of deferred stock-based compensation related to options granted to consultants		35			35
Net Loss				(1,604)	(1,604)
Balance as of December 31, 2007	$215	$11,904	$—	$(12,653)	$(534)

	Stock capital	Additional paid-in capital	Receipts on account for stock capital	Deferred compensation	Accumulated deficit	Total

Issuance of ordinary stock upon conversion of loans and accrued interest	10	511				521
Issuance of stock capital, net	8	549				557
Issuance of ordinary stock to service providers	2	103				105
Issuance of ordinary stock on cancellation of distribution agreement	4	481				485
Benefit on issuance of warrants in connection with conversion of loans and accrued interest		105				105
Amortization of deferred stock-based compensation related to options granted to employees		135				135
Net Loss					(1,661)	(1,661)
Balance as of September 30, 2008, (Unaudited)	$239	$13,788	$—	$—	$(14,314)	$(287)

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Cash Flows from Operating Activities
Loss for the period	$(1,661)	$(899)	$(588)	$(436)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	30	21	9	8
Stock-based compensation expenses	135	286	21	147
Amortization of loan discounts, net	49	440	—	107
Grant of ordinary stock to service providers	105	—	25	—
Benefit resulting from conversion of loans	105	42	—	42
Increase (decrease) in accrued severance pay, net	(20)	2	10	(5)
Increase in accrued interest payable on loans	72	121	18	38
Changes in assets and liabilities:
Decrease (increase) in trade receivables	289	(442)	378	(260)
Decrease in other receivables	58	70	48	115
Decrease (Increase) in inventories	(364)	(182)	(388)	53
Increase (decrease) in trade payable	20	(4)	19	(173)
Increase in other payables and accrued expenses	205	297	157	62
Net cash provided by (used in) operating activities	(977)	(248)	(291)	(302)

Cash Flows from Investing Activities
Sale of property and equipment	—	1	—	1
Decrease (increase) in long term deposits	2	(1)	2	1
Purchase of property and equipment	(52)	(36)	(34)	(12)
Net cash used in investing activities	(50)	(36)	(32)	(10)

Cash Flows from Financing Activities
Issuance of stock capital	557	1,183	—	1,183
Exercise of stock options	—	10	—
Repayment of short-term loans	(322)	(122)	—	(81)
Net cash provided by (used in) financing activities	235	1,071	—	1,102

Increase (decrease) in cash and cash equivalents	(792)	787	(323)	790
Cash and cash equivalents at the beginning of the period	1,242	836	773	833

Cash and cash equivalents at the end of the period	$450	$1,623	$450	$1,623
Non cash transactions:

Issuance of ordinary stock upon conversion of loans and accrued interest	$461	$257	$60	$257
Issuance of ordinary stock on settlement of distribution agreement	$485	—	$—	—

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 1	General

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

The Company and its subsidiary, SPO Ltd., are collectively referred to as the "Company".

NOTE 2	Basis of Presentation

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 10-01 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2008 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the nine and three months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ended December 31, 2008. These unaudited financial statements should be read in conjunction with the audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

SPO MEDICAL INC AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 3	Going Concern

As reflected in the accompanying financial statements, the Company’s operations for the nine and three months ended September 30, 2008, resulted in a net loss of $1,661 and $588, respectively, and the Company’s balance sheet reflects a net stockholders’ deficiency of $287. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise additional working capital on an immediate basis. Management is continuing in its efforts to secure funds for the Company’s continued operation. Management’s plans in this regard include attempting to raise additional cash from current and potential stockholders and through sales of its existing inventories.

NOTE 4	Financial Expenses

FINANCIAL EXPENSES, NET. Financial expenses, net, for the nine and three months ended September 30, 2008 were $277 and $25, respectively. Financial expenses, net, for the corresponding periods in 2007 were $754 and $ 315. The principal components of the financial expenses during the nine month period ended September 30, 2008 were: (i) non cash amortization of loan discounts $49 (ii) one-time non-cash expenses relating to the issue of warrants for the conversion to equity of certain loan notes and accrued interest thereon $105 and (iii) interest in respect of debt instruments issued by the Company between April 2005 and October 2006 $72.

NOTE 5	Stockholders Deficiency

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

On April 11, 2008 the Company issued to three designees of a service provider 100,000 restricted shares of Common Stock in consideration for investor relations services rendered. Subject to certain events being achieved by the service provider, the Company originally committed to issue up to an additional 300,000 restricted shares of Common Stock. On July 7, 2008, the Company signed an amendment to the agreement with this service provider reducing the additional commitment to 100,000 additional restricted shares and, in connection therewith, on July 23, 2008, the Company issued to two designees an aggregate of 50,000 restricted shares. No further restricted shares will be issued under this agreement which was terminated in August 2008.

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

In respect of all the gross amounts raised in the nine month period ended September 30, 2008, the Company will issue to the finders 61,500 warrants under the same terms as the warrants issued to the investors.

In March 2008, the Company offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes to the exercise price of the warrants issued in connection with the issuance of these notes (collectively, the “April 2005 Warrants”), thereby exercising these warrants, and to convert into Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders that accepted this offer were issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants are exercisable over three years at an exercise price of $0.60. The Company issued an aggregate of 866,528 shares of Common Stock to nine holders of the April 2005 Notes upon such holders’ agreement to (i) apply the aggregate principal amount of $439 payable to them in respect thereof to the exercise of the April 2005 Warrants previously issued to them and (ii) convert the interest accrued of $81 with respect to the 2005 Notes into shares of Common Stock. The warrants were exercised in accordance with their terms and the interest was converted, in each case at a per share price of $0.60. In addition, these holders were issued warrants, exercisable over three years from the date of issuance, to purchase up to 216,636 shares of Common Stock at a per share exercise price of $0.60. Warrants for an additional 50,000 shares of Common Stock will be issued to three other holders of the April 2005 Note after such holders agreed to extend the maturity date of their notes through March 26, 2010. The exercise period of the new warrants for the extending note holders will be co-terminus with their existing April 2005 Warrants (September 2010) and such warrants will be exercisable at a per share exercise price of $0.60. The interest accrued through March 26, 2008, the original maturity date, with respect to notes in the aggregate amount of $40 will be paid to the extending holders of which $15 has been paid as of September 30, 2008. In the nine months ended September 30, 2008, the Company repaid certain holders of the April 2005 Notes principal of $250 and the interest accrued thereon.

On September 22, 2008, the Company issued to a service provider 75,000 restricted shares in consideration of services rendered. The service provider is entitled to an additional 37,500 shares of Common Stock for each subsequent month that the Company retains the services of this services provider. As of November 18, 2008, the Company has issued to this service provider a total 112,500 restricted shares.

NOTE 6   -Subsequent event

On October 8, 2008, the Company entered in to an agreement with a service provider and issued to certain designees of the service provider 596,666 restricted shares in consideration for financial and strategic business services.

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

We need to raise additional funds on an immediate basis in order to meet our operating requirements and to fulfill our business plan. Pending the raise of additional capital, during the quarter ended September 30, 2008, we have significantly curtailed our product design, development and marketing efforts in an attempt to conserve our cash resources. As of November 18 2008, we had 14 employees working on a full time basis. We have been forced to delay payments to most of our vendors, defer, in part, salaries for management and curtail product development plans. If we are unable to raise needed capital on an immediate basis, it may be necessary to lay-off additional personnel. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

COMPARISON OF THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES. Revenues are from our commercialized pulse oximetry product line primarily the PulseOx 5500, Check Mate designed for the medical, homecare and sports markets, and also our professional products the PulseOx 7500 and the recently introduced PulseOx 6000 and PulseOx 6100 designed for the professional medical markets. Revenues for the nine and three months ended September 30, 2008 were $2,421,000 and $253,000 respectively. Revenues for the corresponding periods in 2007 were $4,174,000 and $1,408,000 respectively.   The reduction in revenues for the 2008 periods is primarily attributable to the combined effect of a decrease in the volume of unit sales of one of our product lines together with a reduction of the per unit price owing to the decline in consumer spending in our principal market.

COSTS OF REVENUES. Costs of revenues for the nine and three months ended September 30, 2008 were $1,321,000 and $134,000, respectively. Costs of revenues for the corresponding periods in 2007 were $1,938,000 and $673,000, respectively. Costs of revenues include all costs related to manufacturing and selling products and services and consist primarily of direct material costs and salaries and related expenses for personnel. The relative percentage increase in cost of revenues during the 2008 period is attributable to the lower unit sales apportioned over certain overhead costs.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses for the nine and three months ended September 30, 2008 were $964,000 and $242,000, respectively. Research and development expenses for the corresponding periods in 2007 were $799,000 and $256,000, respectively. The increase in research and development expenses during the nine month period in 2008 is primarily attributable to increased employee and related compensation costs resulting from the devaluation of the United States Dollar (our primary reporting currency) against the New Israeli Shekel (in which our employee expenses are denominated) as well as the increased investment in the development of new products. In the three month period ended September 30, 2008, we reduced or ceased certain of our development projects.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, sales support, travel and related expenses. Selling and marketing expenses for the nine and three months ended September 30, 2008 were $428,000 and $104,000, respectively. Selling and marketing expenses for the corresponding periods in 2007 were $552,000 and $ 162,000, respectively. The decrease in selling and marketing expenses during 2008 is primarily attributable to closure of our California office during 2007.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the nine and three months ended September 30, 2008 were $1,030,000 and $ 274,000, respectively. General and administrative costs for the corresponding periods in 2007 were $1,030,000 and $438,000, respectively.

REORGANIZATION EXPENSES. During the three months ended September 30, 2008, we reduced the number of employees, primarily those engaged in research and development. As a result of these cost cutting measures, we separately recognized certain accrued expenses in the amount of $62,000 relating to the termination of these employees

FINANCIAL EXPENSES, NET. Financial expenses, net, for the nine and three months ended September 30, 2008 were $277,000 and $25,000, respectively. Financial expenses, net, for the corresponding periods in 2007 were $754,000 and $315,000, respectively. The decrease in financial expenses is primarily attributable to the decrease of the non-cash expenses in respect of amortization of loan discounts. The principal expenses comprising the financial expenses during the nine month period in 2008 period are interest accrued, non cash amortization costs and one time costs relating to the issue of additional warrants in respect of debt instruments issued by us between April 2005 and October 2006.

NET LOSS. For the nine and three months ended September 30, 2008 we had a net loss of $1,661,000 and $588,000, respectively. Net loss for the corresponding periods in 2007 were $899,000 and $436,000, respectively. The increase in net loss during 2008 is primarily attributable to the decrease in revenues for the period.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2008, we had cash and cash equivalents of approximately $450,000 compared to $1,242,000 at December 31, 2007.

We generated net negative cash flows from operating activities of approximately $977,000 during the nine months ended September 30, 2008 compared to $248,000 for the nine months ended September 30, 2007.

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

In March 2008, we offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes to the exercise price of the April 2005 Warrants, thereby exercising these warrants, and to convert into our Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders who accept this offer would be issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants will be exercisable over three years at an exercise price of $0.60. As of November 18, 2008, the holders of approximately $439,000 in principal amount have agreed to apply the principal amount owed to them to the exercise price of the April 2005 Warrants. Accordingly, approximately $ 439,000 in amounts owed under the 2005 Notes have been converted into equity and, accordingly, an aggregate of 866,528 shares of our Common Stock have been issued upon exercise of the April 2005 Warrants and conversion of the interest owing on the April 2005 Notes. Under the terms of the offer, new warrants for 216,636 share of our Common stock have been issued to these April 2005 Note holders. These warrants are exercisable over three years from the date of issuance. Three note holders of the principal amount of $200,000 have agreed to extend their loan for a further 24 months and we agreed to pay to them the interest accrued through the original maturity date of March 26, 2008 in the aggregate amount of $40,000. Under the terms of the agreement with the extending note holders, we will issue to the extending holders new warrants for an aggregate of 50,000 shares of our Common stock, which warrants are exercisable for three years from issuance and contain the same operative terms, including exercise price, as the warrants that were originally issued in connection with the issuance of the April 2005 Notes. We have been informed by the holders of $300,000 in principal amount of their election to not accept our offer, of which $250,000 of principal and the accrued interest thereon has been repaid as of the date of the filing of this quarterly report. We continue to hold discussions with the holders of $430,000 in principal amount of the April 2005 Notes in an attempt to resolve this matter; until such time as any resolution is reached (if ever) with these holders, we remain in default under the 2005 Notes with respect to these amounts .

In July 2006, we commenced a private placement of units of our securities, with each unit comprised of (i) our 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which we raised $550,000 (the maximum amount that could be raised from this offering). Under the terms of the offering, the principal and accrued interest is due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25,000 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any the offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. During the quarter ended September 30, 2007, we offered to the holders of the notes to convert the principal and accrued interest into shares of the Company’s Common Stock at a per share conversion price of $0.90. As of November 18, 2008, the holders of $238,000 of the principal amount agreed to convert the principal and accrued interest thereon into shares of our Common Stock. We repaid to a note holder the principal amount of $75,000 and the accrued interest thereon. We have not made the scheduled payment on the principal amount of $237,000 that remain due and owing under the notes that have not been converted and, accordingly, under the terms of such notes, we are in default. We are in discussions with these note holders in an attempt to resolve this matter

Our recent financings are discussed below.

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

In May 2008, we received from certain investors gross proceeds of $365,000 in consideration for the purchase of our Common Stock. The net proceeds from this financing were $333,000 after cash fees paid to the placement agent and other related expenses. In connection therewith, in June 2008, we issued to such investors an aggregate of 456,250 shares of our Common Stock and warrants, exercisable through the third anniversary of issuance, to purchase up to an additional 228,125 shares of our Common Stock at a per share exercise price of $0.80.

As noted above, we need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months. Continuing product development and enhancement, expected new product launches, corporate operations and marketing expenses will continue to require additional capital. Our current revenues from operations are insufficient to cover our projected plans or current operations. We therefore continue to seek additional financing through the sale of our equity and/or debt securities to satisfy future capital requirements until such time as we are able to generate sufficient cash flow from revenues to finance on-going operations. No assurance can be provided that additional capital will be available to us on commercially acceptable or at all. Our auditors included a "going concern" qualification in their auditors' report for the year ended December 31, 2007. While we raised approximately $615,000 during the nine month period ended September 30, 2008, such "going concern" qualification may make it more difficult for us to raise funds when needed. Additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended September 30, 2008, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended September 30, 2008 without registration under the Securities Act.

On April 11, 2008, we issued to three designees of a service provider 100,000 restricted shares of Common Stock in consideration for investor relations services rendered. Subject to certain events being achieved by the service provider, we originally committed to issue up to an additional 300,000 restricted shares of Common Stock. On July 7, 2008, we signed an amendment to the agreement with this service provider reducing the additional commitment to 100,000 additional restricted shares and, in connection therewith, on July 23, 2008, we issued to two designees an aggregate of 50,000 restricted shares. No further restricted shares will be issued under this agreement which was terminated in August 2008.

In May 2008, we received from investors, gross proceeds of $365,000 for stock capital. In connection therewith, on July 7, 2008, we issued to such investors an aggregate of 456,250 shares of our Common Stock and warrants, exercisable through the third anniversary of issuance, to purchase up to an additional 228,125 shares of our Common Stock at a per share exercise price of $0.80.

On June 23, 2008, we issued to a service provider an additional 9,375 restricted shares of our Common Stock in consideration for services rendered.

On September 22, 2008, we issued to a service provider 75,000 restricted shares in consideration of services rendered. XX November, 2008 the Company issued a further 37,500 under the terms of the contract with this service provider

All of the securities issued in the transactions described above were issued without registration under the Securities Act in reliance upon the exemptions provided in Section 4(2) of the Securities Act or Regulation S under such Securities Act. Except with respect to securities sold under Regulation S, the recipients of securities in each such transaction acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Appropriate legends were affixed to the share certificates issued in all of the above transactions. Each of the recipients represented that they were “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act, or had such knowledge and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in its common stock. All recipients had adequate access, through their relationships with the Company and its officers and directors, to information about the Company. None of the transactions described above involved general solicitation or advertising.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We disclosed in the Quarterly Report for the three months ended March 31, 2008, that we had not repaid principal and accrued interest that became due as of such date in the aggregate amount of $1,895,000 and that as of November 18, 2008, we settled with the holders of certain of these amounts and of such date, $1,091,000 remained due and outstanding.

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

DATE: November 18, 2008	SPO MEDICAL INC.

/s/ MICHAEL BRAUNOLD
MICHAEL BRAUNOLD
PRESIDENT AND CHIEF EXECUTIVE OFFICER

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

DATE: November 18, 2008

	BY	/s/ JEFF FEUER
JEFF FEUER,
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)