Form 10-K
period 2008-12-31
SPO Medical Inc
filed 2009-03-31
CIK 716778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  MARK ONE:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIESEXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  0-11772

SPO MEDICAL INC.
(Name of registrant as specified in its chapter)

Delaware	11-3223672
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

Beit Hapa’amon, Suite 209, 20 Hata’as Street, Kfar Saba, Israel
(Address of Principal Executive Offices)

972 9 764-3570
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act: $0.01 Par Value Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "accelerated filer”,  “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☐     Non-accelerated filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☒

The registrant had 24,833,007 shares of common stock outstanding as of March 31, 2009.  The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such common stock on the over the counter Bulletin Board on June 30, 2008, was $13 million.

SPO MEDICAL INC.
2008 FORM 10-K ANNUAL REPORT

FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-K. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "INTENDS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY'S TECHNOLOGY; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S INABILITY TO OBTAIN NECESSARY FINANCING; GOING CONCERN QUALIFICATIONS; THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY'S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; THE AVAILABILITY OF AND THE TERMS OF FINANCING; INFLATION; CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS AFFECTING THE TECHNOLOGY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

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

As of March 2009, we hold four patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our technology. As further discussed below, our technologies are currently applied to products that are designed for use by the, homecare, professional medical care, sports, safety and search and rescue.

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

We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $1.1million and to realize our business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in July 2008 we have significantly curtailed our non-essential product design and development, marketing activities and reorganized our product manufacturing and delivery system to “just-in-time” arrangements. We have terminated certain product development plans. During 2008, we deferred part of management and employee salaries and benefits. As of March 31, 2009, we had 13 employees working on a full-time basis. If we are unable to raise capital on an immediate basis, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

PulseOx 6100 TM — a professional stand-alone hand held commercial RPO spot check monitor for SpO2 and heart rate. The PulseOx 6100TM uses our patented technology to provide a medical device which is easier to use for many patients and less expensive to operate than any other device that is commercially available. Its main advantages include: (i) long lasting battery with more than 200 hours, using only a fraction of the power used by competitive devices, (ii) AutospotTM technology which compensates for resistance to many forms of motion reducing its susceptibility to the motion artifacts which are typical of other pulse oximetry devices and low perfusion experienced in certain patients and (iii) flash memory for recording multiple patient readings. The PulseOx 6100TM was first introduced commercially during the first quarter of 2008. The device carries the CE and CSA mark for safety and audited manufacturing processes.

Research & Development / Products under Design and Development

We currently have in various stages of development other wellness market devices utilizing our oximetry technology. These include the following:

Baby Movement Monitor — a monitor being designed specifically for the use with infants. This unique monitor is being designed for continual non-invasive monitoring of an infant.

Sports Watch - a sports watch for monitoring hear rate for sports enthusiast to monitor their wellness whilst training or engaging in sport activities.

Our research and development activities as well as product design activities are primarily conducted in our research and development subsidiary SPO Ltd. located in Israel. In connection with our efforts to curtail operating expenses and conserve our cash resources, in the latter half of 2008 we focused principally on the development of the sports watch and ceased development of other products. During our 2008 and 2007 fiscal years, we expended approximately $1,179,000 and $1,198,000, respectively, on research and development.

Business Strategy

Our mission is to build a profitable business that develops and commercializes medical biosensor products and wellness products that improve people's lives and provide reassurance of wellness and thereby increase stockholder value. To achieve this mission, we are pursuing the following business strategies:

Establishing our brand in both the medical and consumer marketplaces . The initial product launch PulseOx 5500TM was a demonstration of our strategy to establish our company within the most demanding part of the market - medical devices intended primarily for the homecare market requiring FDA approval and requiring a doctor's prescription. Thereafter, subject to regulatory approval, consumer applications using the technology will be marketed for direct purchase at appropriate outlets (e.g., retail drug chains, sports and fitness establishments, distributors of safety and security products).

Increasing growth potential of our medical products. Since the launch of our medical products we have gained recognition for our technology in the medical markets. In addition to extending the product lines over the last few years we have also began a program of private labeling of our products for the larger medical equipment resellers. We have had initial success in this strategy in the US and we are looking to extend this in the future in our current markets.

Partner with highly qualified, focused companies, internationally . We intend to continue in our collaborative efforts with leading international distributors for our consumer products for which we have developed the prototypes, in preparation for technological due diligence. We have identified a number of potential partners for these products. ..

Research and Development . Subject to raising additional capital, our research and development strategy in the near future will focus on our consumer product lines and to maintain our technological leadership with respect to our existing medical products.

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

Patents and Proprietary Information

We currently rely on a combination of patent, trade secret, copyright and trademark law, as well as non-disclosure agreements and invention assignment agreements, to protect proprietary information. However, such methods may not afford complete protection and there can be no assurance that other competitors will not independently develop such processes, concepts, ideas and documentation. As of March 2009, we hold four patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our unique sensors for radiance based diagnostics using pulse oximetry. Although we believe that our existing issued patents provide a competitive advantage, there can be no assurance that the scope of our patent protection is or will be adequate to protect our technologies or that the validity of any patent issued will be upheld in the future.

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

Employees

As of March 31, 2009, we had 13 employees working on a full time basis. None of these employees are subject to collective bargaining agreements.

Beginning July 2008, we began the deferral of salaries and benefits with respect to our executive management and subsequently we applied this policy with respect to our employees and also we reduced headcount in an effort to reduce operating expenses and conserve our cash resources.

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

During 2008, several Chinese based medical device manufacturers extended their share of the homecare market and have become direct competitors to a number of our products. Their pricing models have significantly impacted this market and in particular under the current economic conditions being experienced across world wide markets.

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

ITEM 1A.  RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS

OUR NEED FOR ADDITIONAL FINANCING IS ACUTE AND FAILURE TO OBTAIN ADEQUATE FINANCING COULD LEAD TO THE FINANCIAL FAILURE OF OUR COMPANY IN THE FUTURE.

We believe that our existing cash resources as well as anticipated short-term proceeds from revenues are insufficient to enable us to maintain operations as presently conducted and meet our obligations as they come due, as well pay outstanding loans which are currently due and payable. Without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted or commercially launch any new products that are currently under design and development and may have to restructure our operations or even cease operations entirely.  Without adequate funding, we also may not be able to accelerate the development and deployment of our products, respond to competitive pressures, develop new or enhanced products or take advantage of unanticipated acquisition opportunities. At the present time, we have no commitments for any financing, and there can be no assurance that capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders. Any failure to achieve adequate funding will delay our development programs and product launches and could lead to abandonment of one or more of our development initiatives, as well as prevent us from responding to competitive pressures or take advantage of unanticipated acquisition opportunities. In addition to a number of outstanding amounts owed to suppliers and professional service providers, as at December 31, 2008 we owe approximately $1,138,000 on outstanding notes that we issued in April 2005 and July 2006. We do not have the capital resources from which to pay these amounts.

Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations.

Even if we raise funds to address our immediate working capital requirements, we also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. In addition, the deterioration in the general economic environment that began in 2008 may likely further complicate our capital raising efforts.

These conditions raise substantial doubt as to our ability to continue as a going concern and may make it more difficult for us to raise additional capital when needed. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

ADVERSE GLOBAL ECONOMIC CONDITIONS AFFECT OUR CUSTOMERS AND, IN TURN, OUR OPERATING RESULTS

The global economic environment deteriorated substantially during 2008.   The declining values in real estate, reduced credit lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and recent significant declines and volatility in the global financial markets have negatively impacted the budgeting and purchasing behavior of our customers. This has affected our business.  During the year ended December 31, 2008, our revenues declined by approximately 45%, compared to the fiscal year 2007.  If the global economic environment continues to be weak or deteriorates further, there will likely be a negative effect on our revenues and earnings for the remainder of the current fiscal year and continuing into fiscal 2010.

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

Potential consumer products that appear to be promising are currently at development stage may not reach the market for a number of reasons. These reasons include the possibility that the potential products may:

*	be found ineffective;

*	be precluded from commercialization by proprietary rights of third parties;

*	be difficult to manufacture on a large scale; or

*	be uneconomical or fail to achieve market acceptance.

If any of these potential problems occur, we may not successfully market these products. In addition, we anticipate that we will need to raise from third parties additional working capital before we undertake any additional product development or launches.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES AND NEGATIVE OPERATING CASH FLOWS IN THE FUTURE.

Our accumulated deficit was approximately $15,854,000 as at December 31, 2008. We expect our operating losses to continue as we continue to expend resources to further develop and enhance our existing product lines, to complete development of new generation products, obtain regulatory clearances or approvals, expand our marketing, sales, manufacturing and finance capabilities and conduct further research and development.

We also expect to experience negative cash flow in the future as we fund our operating losses and capital expenditures. We currently have five products that are commercially available. In order to achieve and maintain profitability we must expand our existing distribution of these products.

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

As of March 2009, we have been issued four United States patents. One or more of the patents for our existing or future products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

We are independently developing, marketing and distributing our oximetry line of products and consumer products. These activities require additional resources and skills that we will need to secure. There is no assurance that we will be able to raise sufficient capital or attract and retain skilled personnel to enable us to finish development, launch and market these products. Thus, there can be no assurance that we will be able to continue commercialize all, or any, of these products.

OUR PRODUCTS USE NOVEL TECHNOLOGIES OR APPLY TECHNOLOGIES IN MORE INNOVATIVE WAYS THAN OTHER COMPETING MEDICAL DEVICES AND ARE OR WILL BE NEW TO THE MARKET; ACCORDINGLY, WE MAY NOT BE SUCCESSFUL IN ACHIEVING WIDE ACCEPTANCE OF OUR PRODUCTS AND OUR OPERATIONS AND GROWTH WOULD BE ADVERSELY AFFECTED.

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

IF WE ARE UNABLE TO COMPETE EFFECTIVELY IN THE HIGHLY COMPETITIVE MEDICAL DEVICE INDUSTRY, OUR FUTURE GROWTH AND OPERATING RESULTS WILL SUFFER.

The medical device industry in general and the markets in which we expect to offer products in particular, are intensely competitive. Many of our competitors have substantially greater financial, research, technical, manufacturing, marketing and distribution resources than we possess and have greater name recognition and lengthier operating histories in the health care industry. We may not be able to effectively compete against these and other competitors. A number of competitors offer oximetry products. These products and monitors are widely accepted in the health care industry and have a long history of accurate and effective use. Further, if our products are not available at competitive prices, health care administrators who are subject to increasing pressures to reduce costs may not elect to purchase them.

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

CONCENTRATIONS OF AVAILABLE SOURCES OF SUPPLY OF PRODUCTS MAY IMPEDE OUR ABILITY TO MEET CUSTOMER REQUIREMENTS

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

WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of approximately 24.5% of our outstanding Common Stock as of March 31, 2009. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

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

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

As of March 31, 2009, we had 50 million authorized shares of Common Stock, of which 24,833,007 shares of our Common Stock were issued and outstanding as of such date. An additional 5,876,152 shares have been reserved for issuance upon exercise or conversion of outstanding options, warrants and convertible securities. Many of the those options, warrants and convertible securities contain provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event or the exercise or conversion of any of the options, warrants or convertible securities described above would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

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

The shares of Common Stock issuable upon conversion of our securities or the outstanding shares are saleable without restriction. Any of these issuances will dilute the percentage ownership interests of our current stockholders, which will have the effect of reducing their influence on matters on which our stockholders vote, and might dilute the book value and market value of our Common Stock. Our stockholders may incur additional dilution upon the exercise of currently outstanding or subsequently granted options or warrants to purchase shares of our Common Stock.

IF WE ARE UNABLE TO SATISFY THE REQUIREMENTS OF SECTION 404 OF THE SARBANES-OXLEY ACT, OR OUR INTERNAL CONTROL OVER FINANCIAL REPORTING IS NOT EFFECTIVE, THE RELIABILITY OF OUR FINANCIAL STATEMENTS MAY BE QUESTIONED AND OUR SHARE PRICE MAY SUFFER.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures and our management is required to issue a report concerning our internal controls over financial reporting in this Annual Report on form 10-K for our fiscal year ended December 31, 2008. Our independent auditors will be required to issue an opinion on management’s assessment of those matters for our annual report on Form 10-K for our fiscal year ending December 31, 2009. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are relatively new and complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. It is possible that, as we prepare for this audit, we could discover certain deficiencies in the design and/or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data. We have invested and will continue to invest significant resources in this process. Because an audit of our internal controls has not been required to be reported in the past, we are uncertain as to what impact a conclusion that deficiencies exist in our internal controls over financial reporting would have on the trading price of our common stock.

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

RISKS RELATED TO OPERATIONS IN ISRAEL

WE DEPEND ON A SINGLE RESEARCH AND DEVLOPMENT FACILITY IN ISRAEL AND ARE SUSCEPTIBLE TO ANY EVENT THAT WOULD ADVERSELY AFFECT ITS CONDITION

Most of our laboratory capacity and principal research and development facilities are located in the State of Israel. Fire, natural disaster or any other cause of material disruption in our operation in this location could have a material adverse effect on our business, financial condition and operating results. As discussed above, to remain competitive in the network communications industry, we must respond quickly to technological developments. Damage to our facility in Israel could cause serious delays in the development of new products and services and, therefore, could adversely affect our business. In addition, the particular risks relating to our location in Israel are described below.

WE MAY BE ADVERSELY AFFECTED FROM FOREIGN CURRENCY MARKET FLUCTUATIONS.

A significant portion of our expenses, primarily labor expenses and certain supplier contracts, are denominated in New Israeli Shekels “NIS”. As a result, we have significant exposure to the risk of fluctuating exchange rates with the US Dollar, our primary reporting currency. The recent volatility in the international currency markets has been equally reflected against NIS and this may continue in the future. Owing to the lack of cash flow resources and financing, we are limited in our ability to hedge against currency fluctuations.

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

Since October 2000, there has been substantial deterioration in the relationship between Israel and the Palestinian Authority that has resulted in increased violence. The future effect of this deterioration and violence on the Israeli economy and our operations is unclear. Ongoing violence between Israel and the Palestinians as well as tension between Israel and the neighboring Syria and Lebanon may have a material adverse effect on our business, financial conditions or results of operations. Any future armed conflict, political instability or continued violence in the region could have a negative effect on our operations and business conditions in Israel, as well as our ability to raise additional capital necessary for our business plan.

Generally, male adult citizens and permanent residents of Israel under the age of 51 are obligated to perform up to 36 days of military reserve duty annually. Additionally, these residents may be called to active duty at any time under emergency circumstances. The full impact on our workforce or business if some of our employees are called upon to perform military reserve service is difficult to predict.

 ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real property. Our corporate headquarters are located at Beit Hapa’amon, Suite 209, 20 Hata’as Street, Kfar Saba, Israel. We lease approximately 1290 square feet in Kfar Saba, Israel which are the administrative offices for our subsidiary SPO Ltd. The lease for this property has been renewed until December 31, 2009. We have an option under the terms of lease, to be released from the commitments of the lease at any time during the period of the lease, providing we give a notice period of three months

In addition, we also lease approximately 3230 square feet in Kiryat Malachi, Israel which is used by SPO Ltd. for the research and development activities under a lease that expires in August 2011 The aggregate monthly rental payment for both of the leases in Israel are approximately $3,200.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of October 8, 2007, our Common Stock began to be quoted on the OTC Bulletin Board under the symbol “SPOM”. Prior to such date, our Common Stock was quoted on the Pink Sheets LLC's Electronic Inter-dealer Quotation and Trading System under ticker symbol "SPOM". Trading of our Common Stock has been sporadic and limited. There can be no assurance that an established trading market will develop, that the current market will be maintained or that a liquid market for our Common Stock will be available in the future.

The following table shows the quarterly high and low bid prices for our Common Stock over the last two completed fiscal years. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions.

	LOW	HIGH
Year Ended December 31, 2008
First Quarter	$0.41	$0.90
Second Quarter	$0.45	$1.01
Third Quarter	$0.37	$0.70
Fourth Quarter	$0.06	$0.80

Year Ended December 31, 2007
First Quarter	$1.50	$2.15
Second Quarter	$1.25	$2.15
Third Quarter	$0.90	$1.50
Fourth Quarter	$0.53	$2.00

As of March 31, 2009, there were approximately 150 holders of record of our Common Stock. We believe that a number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the exact number of beneficial owners of our stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any securities during the three months ended December 31, 2008.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements and to realize our business plan as well as pay outstanding loans in the approximate amount of $ 1.1 million, which are currently due and payable. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning  in July 2008, we have  significantly curtailed our non-essential product design and development, marketing activities and reorganized our product manufacturing and delivery system to “just-in-time” arrangements. We have terminated certain product development plans During 2008 we deferred part of management and employee salaries and benefits. As of March 31, 2009, we had 13 employees working on a full-time basis. If we are unable to raise capital on an immediate basis, it may be necessary to for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

INVENTORY VALUATION

Inventories are stated at the lower of cost or market. Cost is determined as follows: raw materials, components and finished products - on the first in first out (FIFO) basis. Work-in-process - on the basis of direct manufacturing costs. Our write-off represents the excess of the carrying value, typically cost, over the amount we expect to realize from the ultimate sale or other disposal of inventory based upon our assumptions regarding forecasted consumer demand, inventory aging and technological obsolescence. If our estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established write-off that could be material

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2008 (the “2008 Period”) AND THE YEAR ENDED DECEMBER 31, 2007 (the “2007 Period”)

REVENUES . Revenues for the 2008 Period and 2007 Period were derived primarily from our PulseOx 5500, Check Mate and the PulseOx 7500 products. Revenues for the 2008 Period were $2,759,000 compared to $5,008,000 for the 2007 Period. The decrease in revenues for the 2008 Period is attributable to the combined effect of a decrease in the volume of unit sales together with a reduction of the per unit price attributable to the economic difficulties currently prevailing in our principal market, the United States and the entry into the United States market of a significant number of relatively low cost products, primarily form China.

COSTS OF REVENUES . Costs of revenues for the 2008 Period were $1,839,000 compared to $2,447,000 for the 2007 Period. Costs of revenues include all costs related to manufacturing products and services and consist primarily of direct material costs, shipping and salaries and related expenses for personnel. The principal reason for the increase in cost of revenues from 49% in 2007 Period compared with 67% in 2008 Period is due to the write off of inventory of raw materials in the fourth quarter of 2008 in the amount of $295,000

RESEARCH AND DEVELOPMENT EXPENSES. Research and development costs consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses for the 2008 Period were $1,179,000 compared to $1,198,000, for the 2007 Period. The research and development expenses in the 2008 Period were reduced by the reduction in the number of employees and related compensation costs and the reduction in investment and ceasing of certain of our development projects. However, this was offset by the influence of the strength of New Israeli Shekel against the US$ in the period.

SELLING AND MARKETING EXPENSES .. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, sales support, travel and related expenses. Selling and marketing expenses for the 2008 Period were $567,000 compared to $675,000 for the 2007 Period. The decrease was primarily due to the closure of the sales offices in the US in mid 2007.

GENERAL AND ADMINISTRATIVE EXPENSES . General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the 2008 Period and the 2007 Period were $1,614,000 and $1,450,000, respectively. The increase in general and administrative expenses primarily resulted from the charge in the fourth quarter of 2008 for the provision for doubtful debts in the amount of $203,000.

REORGANIZATION EXPENSES. in the last half of the 2008 Period, we reduced the number of employees, primarily those engaged in research and development. As a result of these cost cutting measures, we separately recognized certain accrued expenses in the amount of $81,000 relating to the termination of these employees.

FINANCIAL EXPENSES, NET . Financial expenses net, for the 2008 Period and 2007 Period were $680,000 and $842,000, respectively. The principal expenses comprising the financial expenses were:- (i) non cash amortization of loan discounts  and issuance of shares to financial service provider - $257,000 in 2008 compared to $666,000 in 2007 (ii)exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Shekel (“NIS”) on  liabilities denominated in NIS held by the subsidiary- $187,000 in 2008 compared to $20,000 in 2007 (iii)  one time non cash expenses relating to the issue of warrants for the conversion to equity of certain loan notes and accrued interest thereon - $105,000 in 2008 and (vi) interest in respect of debt instruments issued by the Company between April 2005 and October 2006 in the amount of $123,000 in 2008 compared to $154,000 in 2007

NET LOSS . For the 2008 Period and 2007 Period we had a net loss of $3,201,000 and $1,604,000, respectively. The increase in net loss during the 2008 Period is primarily attributable to the decrease in  revenues as discussed  above.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2008, we had cash and cash equivalents of $263,000 compared to $1,242,000 as at December 31, 2007.

We generated negative cash flow from operating activities of approximately $1,158,000 during the 2008 Period compared to $559,000 for the 2007 Period.

In December 2005 we completed the private placement to certain accredited investors that we commenced in April 2005 for the issuance of up to $1,544,000 of units of our securities, with each unit comprised of (i) our 18 month 6% promissory note (collectively, the "April 2005 Notes") and (ii) three year warrants to purchase up to such number of shares of our Common Stock as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85 (collectively the "April 2005 Warrants"). We and the holders of $1,464,000 in principal amount of the April 2005 Notes subsequently agreed to (a) extend the maturity term of the April 2005 Notes through March 26, 2008, (b)extend  the exercise period of the April 2005 Warrants from three to five years with an expiration date of September 26, 2010 and adjust the per share exercise price to $0.60 and (c) increase  the interest rate on the amounts outstanding under the April 2005 Notes to 8% per annum, effective July 12, 2006. Holders of notes in the principal amount of $125,000 that agreed to the extension of the maturity date on the notes , have since exercised their warrants and converted the interest accrued there on into common stock; and a holder of an April 2005 Note in the principal amount of $50,000 was repaid.  The Amendment also provided that if we subsequently issue shares of our Common Stock at an effective per share exercise price less than that of the adjusted per share exercise price of the April 2005 Warrants during the adjusted exercise period, then the exercise price thereof is to be reduced to such lower exercise price, except for certain specified issuances. All of the extended notes, matured on March 26, 2008.

In March 2008, we offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes, to the exercise price of the April 2005 Warrants, thereby exercising these warrants, and to convert into Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders who accepted this offer were issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants will be exercisable over three years at an exercise price of $0.60. As of December 31, 2008, the holders of approximately $439,000 in principal amount have agreed to apply the principal amount owed to them to the exercise price of the April 2005 Warrants. Accordingly, approximately $520,000 in amounts owed under the 2005 Notes have been converted into equity and, accordingly, an aggregate of 866,528 shares of our Common Stock have been issued upon exercise of the April 2005 Warrants and conversion of the interest owing on the April 2005 Notes. Under the terms of the offer, new warrants for 216,636 share of our Common stock have been issued to these April 2005 Note holders, exercisable over three years from the date of issuance. Three note holders of the principal amount of $200,000 have agreed to extend their loan for a further 24 months and we agreed to pay to them the interest accrued through the original maturity date of March 26, 2008 in the aggregate amount of $40,000. Under the terms of the agreement with the extending note holders, we will issue to the extending holders new warrants for an aggregate of 50,000 shares of our Common stock, which warrants are exercisable for three years from issuance and contain the same operative terms, including exercise price, as the warrants that were originally issued in connection with the issuance of the April 2005 Notes. We have been informed by the holders of $300,000 in principal amount of their election to not accept our offer, of which $250,000 of principal and the accrued interest thereon has been repaid as of the date of the filing of this quarterly report. As of the March 31, 2009, approximately $886,000 in respect of the principal and accrued interest on the April 2005 Notes remains outstanding.

In July 2006, we commenced a private placement of units of our securities, with each unit comprised of (i) our 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which we raised $550,000 (the maximum amount that could be raised from this offering). Under the terms of the offering, the principal and accrued interest is due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25,000 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any the offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. During 2007, we offered to the holders of the notes to convert the principal and accrued interest into shares of the Company’s Common Stock at a per share conversion price of $0.90. As of March 31, 2009, the holders of $238,000 of the principal amount agreed to convert the principal and accrued interest thereon into shares of our Common Stock. We repaid to a note holder the principal amount of $75,000 and the accrued interest thereon. We have not made the scheduled payment on the principal amount of $237,000 that remains due and owing under the notes that have not been converted and, accordingly, under the terms of such notes, we are in default.  As of the March 31, 2009, approximately $262,000  in respect of the principal and accrued interest on these notes remains outstanding.

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

In May 2008, we received from certain investors gross proceeds of $365,000 in consideration for the purchase of our Common Stock. The net proceeds from this financing were $334,000 after cash fees paid to the placement agent and other related expenses. In connection therewith, in June 2008, we issued to such investors an aggregate of 456,250 shares of our Common Stock and warrants, exercisable through the third anniversary of issuance, to purchase up to an additional 228,125 shares of our Common Stock at a per share exercise price of $0.80.

As noted above, we need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months as well as pay outstanding loans in the approximate amount of $1.1 million, which are currently due and payable. Without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted or to commercially launch any new products that are currently under design and development. As previously disclosed in our periodic reports, we have been actively seeking additional capital. In response to the general deterioration in the general economic environment which began in 2008, we have taken several cost-cutting measures. We have laid-off a number of our employees and as of March 31, 2009, we have 13 full time remaining employees on staff. Additionally, we have been forced to delay payments to most of our vendors and defer salaries for management and employees. If we are unable to raise additional capital on an immediate basis, we may be forced lay-off additional employees and either restructure or cease operations entirely. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms or at all We may not be successful in our efforts to raise additional funds. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a "going concern" qualification in their auditors' report for the year ended December 31, 2008. While we raised approximately gross $615,000 during the year ended December 31, 2008, such "going concern" qualification may make it more difficult for us to raise funds when needed. In addition, the current economic situation may further complicate our capital raising efforts.

Additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

(1)
In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of APB 14-1 on its consolidated financial statements.

(2)
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and should be included in the computation of earnings per share pursuant to the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early application is not permitted. The Company is currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements but believes that its effect will be immaterial due to immaterial use of instruments within the scope of the FSP.

(3)
In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company's financial position.

(4)
In June 2008, the FASB Emerging Items Task Force reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock". The Consensus was reached on the following three issues:

1).	The way an entity should evaluate whether an instrument (or embedded feature) is indexed to its own stock.
2.)
The way the currency in which the strike price of an equity-linked financial instrument (or embedded equity-linked feature) is denominated affects the determination of whether the instrument is indexed to an entity’s own stock.

3).	The way an issuer should account for market-based employee stock option valuation instruments.

This consensus will affect entities with (1) options or warrants on their own shares (not within the scope of Statement 150), including market-based employee stock option valuation instruments; (2) forward contracts on their own shares, including forward contracts entered into as part of an accelerated share repurchase program; and (3) convertible debt instruments and convertible preferred stock. Also affected are entities that issue equity-linked financial instruments (or financial instruments that contain embedded equity-linked features) with a strike price that is denominated in a foreign currency.

The consensus is effective for fiscal years (and interim periods) beginning after December 15, 2008. The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the issue is adopted as a cumulative-effect adjustment to the opening balance of retained earnings for that fiscal year. Early application is not permitted.

The Company is currently evaluating the effect of EITF 07-5 and has not yet determined the impact of the consensus on its financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS

The information called for by this Item 7 is included following the "Index to Consolidated Financial Statements" contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING ; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

During the year ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our principal financial officer, has, with the assistance of external advisor and our audit committee, conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, management employed the framework incorporated under the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework.. Based on use of this framework, management believes that, as of December 31, 2008, the Company’s internal control over financing reporting is effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

The individuals who serve as our executive officers and directors are:

NAME	AGE	POSITION
Michael Braunold	49	President, Chief Executive Officer and Director
Jeff Feuer	44	Chief Financial Officer
Israel Sarussi	58	Chief Technology Officer
Pauline Dorfman	44	Director (1)
Sidney Braun	49	Director (1)

(1)	Audit Committee and Compensation Committee Member.

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

Board of Directors; Appointment of Officers

All directors are elected by a plurality vote at the annual meeting of the shareholders, and hold office until a successor is duly elected and qualified. Any vacancy occurring in the Board of Directors may be filled by the shareholders, the Board of Directors, or if the Directors remaining in office constitute less than a quorum of the Board of Directors, they may fill the vacancy by the affirmative vote of a majority of the Directors remaining in office. A director elected to fill a vacancy is elected for the unexpired term of his predecessor in office. Any directorship filled by reason of an increase in the number of directors shall expire at the next shareholders' meeting in which directors are elected, unless the vacancy is filled by the shareholders, in which case the term shall expire on the later of (i) the next meeting of the shareholders or (ii) the term designated for the director at the time of creation of the position being filled.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2008, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements, except that (i) Jeff Feuer filed a late Form 4 with respect to a grant on each of April 14 and December 5, 2008 of options to purchase, respectively, 100,000 and 249,000 shares of our Common Stock, (ii) Michael Braunold filed a late Form 4 with respect to a grant on December 5, 2008 of options to purchase 200,000 shares of our Common Stock and (iii) each of Pauline Dorfman and Sidney Braun, our non-executive directors, did not timely report on Form 4 the grant, on December 5, 2008, of options to purchase 25,000 shares of our common stock and, in lieu thereof, reported these transactions on a Form 5.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation for the last fiscal year awarded to, earned by, or paid to our Chief Executive Officer and the two most highly paid executive officers serving as such at the end of 2008 whose salary and bonus exceeded $100,000 for the year ended December 31, 2008 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($) (1)	All Other Compensation ($)		Total ($)
MICHAEL BRAUNOLD	2007	$188,311		—	$—	$70,467	(2)	$258,778
President and Chief Executive Officer	2008	$216,696	(3)	—	23,300	$39,607	(4)	$279,603

JEFFREY FEUER	2007	$129,007		—		$59,169	(5)	$188,176
Chief Financial Officer	2008	$167,806	(6)		$101,623	$36,192	(7)	$305,621

ISRAEL SARUSSI	2007	$160,718		—	—	$70,310	(8)	$231,028
Chief Technology Officer	2008	$219,963	(9)	—	—	$41,549	(10)	$261,512

(1)
Amounts in this column reflect the expense recognized by us for accounting purposes calculated in accordance with FASB Statement of Financial Accounting Standards No. 123R (“FAS 123R”) with respect to employee stock options issued under the Company's 2005 Incentive Plan in 2005.   The assumptions used to calculate the fair value of stock option grants under FAS 123R, were: expected holding period of 10 years, risk free interest rate of 2.13%, no dividend yield and volatility of 100%.

(2)
Reflects payments made by us in connection with a leased automobile and related benefits ($13,154), payment in lieu of accrued vacation ($9,238).and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($48,075)

(3)	Of this amount, $163,223 was paid and $53,473 is being deferred (as of July 2008). This deferred amount has been accrued in full as at December 31, 2008.
(4)
Reflects payments made by us in connection with a leased automobile and related benefits ($14,979) and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($4,780). Of this amount, $19,848 is being deferred as of July 2008. This deferred amount has been accrued in full as at December 31, 2008.

(5)
Reflects payments made by us in connection with a leased automobile and related benefits ($14,976) and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($44,193).

(6)	Of this amount, $137,704 was paid and $30,102 is being deferred (as of July 2008). This deferred amount has been accrued in full as at December 31, 2008.
(7)
Reflects payments made by us in connection with a leased automobile and related benefits ($17,605) and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($3,608). Of this amount, $14,979 is being deferred as of July 2008. This deferred amount has been accrued in full as at December 31, 2008.

(8)	Reflects payments made by us in connection with a leased automobile and related benefits ($19,100) and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($51,210).

(9)	Of this amount, $166,490 was paid and $53,473 is being deferred (as of July 2008). This deferred amount has been accrued in full as at December 31, 2008.

(10)	Reflects payments made by us in connection with a leased automobile and related benefits ($18,206) and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($3,496).Of this amount, $19,847 is being deferred as of July 2008. This deferred amount has been accrued as at December 31, 2008.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning unexercised options and stock that has not vested for each of our executive officers named in the Summary Compensation Table that are outstanding as of December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END  DECEMBER 31, 2008

Name	Number of Securities Underlying Unexercised Options (#)(1) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercsied Unearend Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael Braunold	250,000				$0.60	12/22/2015
	200,000		—	—	0.13	12/05/2018

Jeffrey Feuer	120,000				$0.60	12/22/2015
	100,000				0.78	04/12/2018
	249,000				0.13	12/05/2018

Israel Sarussi	—	(2)	—	—	—	—

(1)	Options were issued under our 2005 Equity Incentive Plan and are fully vested.
(2)	Does not include warrants for 446,383 shares of our Common Stock issued to Mr. Sarussi on April 21, 2005 in exchange for warrants in SPO Ltd held prior to Acquisition Transaction

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

MICHAEL BRAUNOLD. On May 18, 2005, we entered into an employment agreement with Michael Braunold, pursuant to which he serves as our Chief Executive Officer and President. On such date, Mr. Braunold and SPO Ltd., entered into an employment agreement pursuant to which Mr. Braunold serves as SPO Ltd.'s Chief Executive Officer. Each of the agreements with us and SPO Ltd. continues in effect through May 18, 2010; thereafter, the agreement and is automatically renewable for successive two year terms unless we or Mr. Braunold indicate in writing, upon 90 days prior to the scheduled termination of the term, that such party does not intend to renew the agreement. Mr. Braunold is currently entitled to a monthly salary of $13,250 under the agreement with SPO Ltd. However, in order to reduce operating expenses and conserve cash, since July 2008 Mr. Braunold has been deferred a part of his salary and social benefits due thereon, and, as of December 31, 2008, such deferred amount totaled $73,321 .The agreements may be terminated by Mr. Braunold for any reason on 60 days written notice or for Good Reason (as defined in the employment agreement) or by us for Just Cause (as defined in the employment agreement) or for any other reason. In the event of a termination by Mr. Braunold for Good Reason or by us for any reason other than Just Cause, we are to pay Mr. Braunold an amount equal to (i) if such termination occurs during the initial term of the agreement, the base salary then payable, if any, for the longer of (a) the period from the date of such termination to the end of the initial term as if the agreement had not been so terminated and (b) twelve months and (ii) if such termination occurs after the initial term, the base salary then payable, if any, for a period of twelve months as if the agreement had not been so terminated. Mr. Braunold is not entitled to a salary under the agreement with us was granted options in December 2005 under our 2005 Equity Incentive Plan (the “2005 Plan”) to purchase up to 250,000 shares of our Common Stock at a per share exercise price of $0.60, all of which options are currently exercisable. In December 2008, Mr. Braunold was awarded options to purchase up to 200,000 additional shares of Common Stock under the 2005 Plan, at a per share exercise price of $0.13, all of which options were exercisable upon grant.

JEFFREY FEUER. On July 14, 2005, we entered into an employment agreement with Jeffrey Feuer, pursuant to which Mr. Feuer serves as our Chief Financial Officer. Previously, on May 15, 2005, Mr. Feuer and SPO Ltd. entered into an employment agreement pursuant to which Mr. Feuer continues to serves as SPO Ltd.'s Chief Financial Officer. Each of the agreements with the Company and SPO Ltd. terminates on the earlier of: (i) Mr. Feuer's death or disability, (ii) termination by the Company or Mr. Feuer without cause upon 6 months written notice or (iii) termination of Mr. Feuer with cause. Mr. Feuer is currently paid a monthly salary of $10,000 under the agreement with SPO Ltd. However, in order to reduce operating expenses and conserve cash, since July 2008 Mr. Feuer has been deferred a part of his salary and social benefits and, as of December 31, 2008, such deferred amount totaled $45,081. Mr. Feuer is not entitled to a salary under the agreement with us but was granted options in December 2005 under the Company's 2005 Equity Incentive Plan to purchase 120,000 shares of the Company's Common Stock at a per share exercise price of $0.60, all of which options are currently exercisable. In April 2008, Mr. Feuer was granted options to purchase up to 100,000 additional shares of Common Stock under the 2005 Plan, at a per share exercise price of $0.78 and in December2008, was granted options to purchase up to 249,000 additional shares of Common Stock at a per share exercise price  of $0.13, all of which options were exercisable upon grant.

ISRAEL SARUSSI. In January 1998 SPO Ltd. entered into an employment agreement with Israel Sarussi and which was subsequently amended in 2002 and 2005. Pursuant to the agreement Mr. Sarussi serves as the SPO Ltd.'s Chief Technical Officer.

The agreement with SPO Ltd. terminates on the earlier of: (i) Mr. Sarussi's death or disability, (ii) termination by SPO Ltd. without cause upon 12 months written notice; or (iii) termination of Mr. Sarussi with cause. Mr. Sarussi is currently paid a monthly salary of $13,250 under the agreement with SPO Ltd. However, in order to reduce operating expenses and conserve cash, since July 2008 Mr. Sarussi has been deferred a part of his salary and social benefits and, as of December 31, 2008, such deferred amount totaled $73,320.

Each of these agreements includes certain customary intellectual property development rights, confidentiality and non-compete provisions that prohibit the executive from competing with us for one year, or soliciting our employees for one year, following the termination of his employment.

COMPENSATION OF DIRECTORS

We undertook to pay each outside director $25,000 per annum for service on our Board of Directors in 2008.   In addition, we have granted stock options to directors to compensate them for their services. In December 2008 we issued to each of Pauline Dorfman and Sidney Braun options under our 2005 Non-Employee Directors Stock Option to purchase up to 25,000 shares of Common Stock each at a per share exercise price of $0.13.

The following table summarizes data concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2008..

	Fees Earned	Option
	or paid (1)	Awards($) (2)	Total
Sidney Braun	$25,000	2,432	$25,000
Pauline Dorfman	$25,000	2,432	$25,000

(1)
Amounts include deferred payment of directors’ remuneration to the non-executive directors of $25,000 for the period from July through December 2008. This amount of deferred directors remuneration has been accrued in full as at December 31, 2008.

(2)
Amounts in this column reflect the expense recognized by the Company for accounting purposes calculated in accordance with FASB Statement of Financial Accounting Standards No. 123R (“FAS 123R”) with respect to employee stock options issued under the Company's 2005 Incentive Plan in 2005.   For information on the assumptions used to calculate the value of stock option grants under FAS 123R, see Note 13 of the Company’s financial statements for the year ended December 31, 2008 included elsewhere in this report. Options are discussed in further detail in the Outstanding Equity Awards at Fiscal Year End Table. The assumptions used to calculate the fair value of stock option grants under FAS 123R, were: expected holding period of five years, risk free interest rate of 1.82%, no dividend yield and volatility of 100%.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the close of business on March 31, 2009, concerning shares of our common stock beneficially owned by each director and named executive officer, each other person beneficially owning more than 5% of our Common Stock and by all directors and executive officers as a group.

In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of March 31, 2009. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 24,756,507 shares of Common Stock outstanding at December 31, 2008.

	Common Stock Percentage of
Name of Beneficial Owner (1)	Beneficially Owned (2)		Common Stock

Michael Braunold	1,193,922	(3)	4.82%
Jeffrey Feuer	469,000	(4)	1.89%
Israel Sarussi	4,165,776	(5)	16.83%
Pauline Dorfman	125,000	(6)	*
Sidney Braun	125,000	(6)	*
All officers and directors as a group (5 persons)	6,078,698		24.55%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o SPO Medical Inc., Hata’as 20, POB 2454, Kfar Saba, Israel 44425.

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

(3)	Includes 450,000 shares of our Common Stock that are issuable upon exercise of vested options issued under our 2005 Equity Incentive Plan (the "2005 Plan").

(4)	Represents shares issuable upon exercise of options under the Company's 2005 Plan.

(5)	Comprised of 3,719,393 shares of the Company's Common Stock and 446,383 shares of Common Stock issuable upon exercise of currently exercisable warrants.

(6)	Represents shares issuable upon exercise of currently exercisable options under the Company's 2005 Non-Employee Directors Stock Option Plan (the "2005 Directors Plan").

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

The following table presents information as of December 31, 2008 with respect to compensation plans under which equity securities were authorized for issuance, including the 2005 Plan and the Non-Employee Directors Plan and agreements granting options or warrants outside of these plans.

	NUMBER OF SECURITIES
	TO BE ISSUED UPON	WEIGHTED- AVERAGE	NUMBER OF SECURITIES
	EXERCISE OF	EXERCISE PRICE OF	REMAINING AVAILABLE FOR
	OUTSTANDING OPTIONS,	OUTSTANDING OPTIONS,	FUTURE ISSUANCE UNDER
	WARRANTS OR RIGHTS	WARRANTS OR RIGHTS	EQUITY COMPENSATION PLANS

Equity compensation plans approved by security holders	1, 900,000	$0.39	50,000
Equity compensation plans not approved by security holders	1,445,141	$0.11
Total	3,345,141	$0.27	50,000

NON-SHAREHOLDER APPROVED PLANS

The following is a description of options and warrants granted to employees, directors, advisory directors and consultants that were outstanding as of December 31, 2008.

As of December 31, 2008, we had outstanding options and warrants to purchase an aggregate of 1,445,141 shares of our Common Stock which were granted outside of the Plans. These are comprised of the following: (i) Penny warrants issued to Israel Sarussi, an executive officer (446,383) and to service providers ((787,925), (ii) vested warrants to purchase up to 127,500 shares of our Common Stock issued between April 2005 and December 2007 to consultants and service providers at per share exercise price of between $0.6 and $1.5 (iii) an unspecified number of warrants issued to placement agents and which will be equal to $30,000 divided by 40% less than the lowest price of shares of Common Stock sold by the Company in a subsequent transaction.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Director Independence

The Board believes that each of Sidney Braun and Pauline Dorfman meets the independence criteria set out in Rule 4200(a)(14) of the Marketplace Rules of the National Association of Securities Dealers and the rules and other requirements of the SEC. Mr. Braun and Ms. Dorfman were appointed to the Audit Committee in 2005, and are presently the sole members of the committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Brightman Almagor & Co., Certified Public Accountants, A member firm of Deloitte Touche Tohmatsu, for the audit of our annual financial statements for the year ended December 31, 2008 and 2007.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2008	December 31, 2007
Audit Fees	$42,500	$38,500
Audit Related Fees	$—	—
Tax Fees	$3,500	$3,500
All Other Fees	$—	60,000
Total	$46,000	$102,000

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT NO.	EXHIBIT

2.1	Restated Capital Stock Exchange Agreement dated as of April 21, 2005 among the Company, SPO Ltd. and the SPO Ltd. shareholders specified therein. (1)
3.1	Amended and Restated Certificate of Incorporation of the Company. (1)
3.2	Bylaws of the Company (1)
3.3	Articles of Association of SPO Medical Equipment Ltd.
4.1	Form of Promissory Note issued to certain investors. (1)
4.2	Form of Warrant Instrument issued to certain investors.(1)
4.3	Form of Promissory Note issued in connection with the Subscription Agreement referred to in Item 10.1. (5)
4.4	Form of Warrant issued in connection with the Agreement referred to in Item 10.1 (5)
4.5	Form of Warrant (8)
4.6	Form of Common Stock Purchase Warrant (8)
10.1	Form of subscription Agreement with certain investors.
10.2	Employment Agreement effective as of May 18, 2005 between the Company and Michael Braunold. (2)+
10.3	Employment Agreement effective as of May 18, 2005 between SPO Ltd. and Michael Braunold. (2)+
10.4	Employment Agreement effective as of July 14, 2005 between the Company and Jeffrey Feuer. (3)
10.5	Employment Agreement effective as of July 14, 2005 between SPO Ltd. and Jeffrey Feuer. (3)
10.6	Company's 2005 Equity Incentive plan
10.7	Company's 2005 Non-Employee Directors Stock option Plan
10.8	Stock Purchase Agreement dated as of January 10, 2006 between SPO Medical Inc. and the investor specified therein. (4)
10.9	Form of Subscription Agreement between SPO Medical Inc. and certain Buyers (5)
10.10	Form of First Amendment to Subscription Agreement between SPO Medical Inc. and parties thereto. (5)
10.11	Confidential Private Placement Subscription Agreement dated as of July 7, 2007 by and between SPO Medical Inc. and Rig III
10.12	Form of Agreement Relating to the Conversion of outstanding Debt Instruments
10.13	Form of Warrant Exercise and Note Conversion Agreement dated as of March 26, 2008 (8)
10.14	Form of Second Amendment to an SPO Subscription Agreement (8)
10.15	Form of Subscription Agreement (8)
10.16	Mutual Release and Waiver dated as of April 16, 2008 between SPO Medical Inc. and Active Health Care Inc.(9)
14.1	Code of Conduct (6)
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Current Report on Form 8-K filed April 27, 2005.
(2)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended June 30, 2005
(3)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended September 30, 2005
(4)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended March 31, 2006
(5)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended September 30, 2006
(6)	Incorporated by reference to the Company's Annual Report Form 10-KSB for the fiscal year ended December 31, 2006
(7)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended September 30, 2007
(8)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended March 31, 2008
()	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended June 30, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf  by the undersigned, thereunto duly authorized.

DATE: March 31, 2009	/s/ Michael Braunold
Michael Braunold
Chief Executive Officer and Director

DATE: March 31, 2009	/s/ Jeff Feuer
Jeff Feuer
Chief Financial Officer
(Principal financial and accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Sidney Braun	Chairman, Director	March 31, 2009
Sidney Braun

/s/ Michael Braunold	President, Chief Executive Officer and Director	March 31, 2009
Michael Braunold

/s/ Pauline Dorfman	Director	March 31, 2009
Pauline Dorfman

SPO MEDICAL INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
U.S. DOLLARS IN THOUSANDS

SPO MEDICAL INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2008
U.S. DOLLARS IN THOUSANDS

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3 - F-4

Consolidated Statements of Operations	F-5

Statements of Changes in Stockholders' Deficiency	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 – F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
SPO MEDICAL INC.

We have audited the accompanying consolidated balance sheets of SPO MEDICAL INC. ("the Company") and its subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements, present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United states of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring losses from operations and has a shareholders' deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Brightman Almagor Zohar & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

Tel-Aviv, Israel
March 31, 2009

SPO MEDICAL INC.
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)

		December 31,
	Note	2008	2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents		$263	$1,242
Trade receivables, net	4	224	883
Prepaid expenses and other accounts receivable		32	120
Inventories	5	850	1,081
		1,369	3,326

LONG TERM INVESTMENTS
Deposits		12	15
Severance pay fund		270	313
		282	328

PROPERTY AND EQUIPMENT, NET	6	189	177
Total net assets		$1,840	$3,831

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)

		December 31,
	Note	2008	2007

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Short-term loans, net	7	$1,138	$1,814
Trade payables		298	576
Employees and Payroll accruals	8	492	294
Other Creditors	9	-	485
Accrued expenses and other liabilities	10	785	750
		2,713	3,919

Long-Term Liabilities

Accrued severance pay	11	492	446

COMMITMENTS AND CONTINGENT LIABILITIES	17

STOCKHOLDERS’ DEFICIENCY
Stock capital	13
Preferred stock of $0.01 par value Authorized - 2,000,000 shares, issued and outstanding - none
Common stock $0.01 par value- Authorized - 50,000,000 shares, issued and outstanding - 24,756,507 and 21,510,188 shares as at December 31, 2008 and 2007, respectively		248	215
Additional paid-in capital		14,241	11,904
Accumulated deficit		(15,854)	(12,653)
		(1,365)	(534)
Total liabilities and stockholders’ deficiency		$1,840	$3,831

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
U.S. dollars in thousands (except share data)

		Year ended December 31
	Note	2008	2007

Revenues		$2,759	$5,008
Cost of revenues		1,839	2,447
Gross profit		920	2,561

Operating expenses

Research and development		1,179	1,198

Selling and marketing		567	675

General and administrative		1,614	1,450

Re-organization expenses	14	81	-

Total operating expenses		3,441	3,323

Operating loss		2,521	762

Financial expenses, net	15	680	842
Net Loss for the year		$3,201	$1,604

Basic and diluted loss per ordinary share		$0.13	$0.08

Weighted average number of shares outstanding used in computation of basic and diluted loss per share		24,650,271	21,099,367

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
U.S. dollars in thousands (except share data)

	Share capital	Additional paid-in capital	Accumulated deficit	Total
Balance as of January 1, 2007	$193	$9,954	$(11,049)	$(902)
Issuance of stock capital, net	14	1,169		1,183
Exercise of stock options	2	8		10
Benefit on warrants issued in connection with credit line		19		19
Benefit resulting from changes to warrant terms		41		41
Issuance of ordinary shares upon exercise of warrants and conversion of loans	6	510		516
Amortization of deferred stock-based compensation related to options granted to employees		110		110
Amortization of deferred stock-based compensation related to options granted to directors		58		58
Amortization of deferred stock-based compensation related to options granted to consultants		35		35
Net Loss			(1,604)	(1,604)
Balance as of December 31, 2007	$215	$11,904	$(12,653)	$(534)

Issuance of ordinary stock upon conversion of loans and accrued interest	10	512		522
Issuance of stock capital, net	8	549		557
Issuance of ordinary stock to service providers	9	356		365
Issuance of ordinary stock on cancellation of distribution agreement	4	481		485
Benefit on issuance of warrants in connection with conversion of loans and accrued interest		105		105
Amortization of deferred stock-based compensation related to options granted to employees		249		249
Issuance of ordinary stock in consideration of unpaid legal fees	2	28		30
Benefit on issuance of options and re-pricing of options granted to directors		10		10
Benefit on issuance of penny warrants to service providers		47		47
Net Loss			(3,201)	(3,201)
Balance as of December 31, 2008	$248	$14,241	$(15,854)	$(1,365)

The accompanying notes to these financial statements are an integral part thereof.

MEDICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands (except share data)

	Year ended December 31,
	2008	2007

Cash Flows from Operating Activities
Net Loss for the period	$(3,201)	$(1,604)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	41	31
Stock-based compensation expenses	672	224
Amortization of loan discounts	49	491
Increase in accrued interest payable on loans	124	154
Benefit resulting from changes to warrant terms	105	41
Revaluation of loans	-	112
Changes in assets and liabilities:
Decrease (Increase) in trade receivables	659	(315)
Decrease in prepaid expenses and other receivables	88	130
Decrease (Increase) in inventories	231	(270)
Increase (decrease) in accounts payable	(278)	88
Increase in accrued severance pay, net	89	11
Increase in other creditors	-	90
Increase in accrued expenses and other liabilities	263	258
Net cash used in operating activities	(1,158)	(559)
Cash Flows from Investing Activities
Decrease (increase) in long-term deposits	3	(4)
Sale of property and equipment	-	1
Purchase of property and equipment	(53)	(103)
Net cash used in investing activities	(50)	(106)

Cash Flows from Financing Activities
Issuance of stock capital	557	1,183
Issuance of stock capital upon exercise of options	-	10
Repayment of short-term loans	(328)	(122)
Net cash provided by financing activities	229	1,071
Increase (decrease) in cash and cash equivalents	(979)	406
Cash and cash equivalents at the beginning of the year	1,242	836
Cash and cash equivalents at the end of the year	$263	$1,242
Non cash transactions
Issuance of ordinary stock on settlement of distribution agreement	$485	$-
Conversion of loan notes into stock capital	$522	$368
The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 1	GENERAL

SPO Medical Inc. (hereinafter referred to as "SPO" or the "Company") is engaged in the design, development and marketing of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. The applications are marketed, in the following sectors; professional medical care, homecare, sports, safety and search & rescue.

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

The Company and its subsidiary, SPO Ltd., are collectively referred to as the "Company".

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2008, resulted in a net loss of $3,201 and the Company’s balance sheet reflects a net stockholders’ deficit of $1,365. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. As disclosed in previous filings with the Securities and Exchange Commission, management has been attempting to raise capital from current and potential stockholders and plans to continue these efforts. Pending the raise of additional capital, and in an attempt to conserve the cash resources, the Company has significantly reduced its head count and curtailed its product design, development and marketing efforts and reduced the manufacturing operations. Failure to raise additional cash may require the Company to carry out further cost cutting measures, including the laying off of additional employees.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 3	SIGNIFICANT ACCOUNTING POLICIES

The financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America.

A.	Principles of Consolidation:

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future undiscounted cash flows. If so indicated, an impairment loss would be recognized for the difference between the carrying amount of the asset and its fair value. As of December 31, 2008, no impairment losses have been recorded.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 3	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

F.	Revenue recognition:

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

G.	Allowance for doubtful accounts:

The allowance for doubtful accounts is computed mainly on the basis of accounts whose collectability, in the Company’s estimation, is uncertain. The related expenses are recorded under general and administrative expenses.

H.	Inventory:

The Company and its subsidiaries periodically evaluate the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, an impairment charge is recorded when required to write-down inventory to its market value.
Inventories are stated at the lower of cost or market. Cost is determined as follows:
Raw materials, components and finished products - on the FIFO basis.
Work-in-process - on the basis of direct manufacturing costs

I.	Research and development costs:

Research and development costs, net of government grants and participation by others, are charged to expenses as incurred.

J.	Income taxes:

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

K.	Fair value of financial instruments:

The financial instruments of the Company consist mainly of cash and cash equivalents, short-term investments, trade receivables, accounts payable and short-term loans. In view of their nature, the fair value of the Company’s financial instruments is usually identical or close to their carrying value.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 3	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

L.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The majority of the Company’s cash and cash equivalents are invested in US dollar deposits. Management believes that the financial institutions that hold the Company’s investments are financially sound, and accordingly, minimal credit risk exists with respect to these investments. Exposure to credit risk is also resulting from economic factors affecting our trading partners. The factors which affect the fluctuations in the company’s provisions for bad debts and write offs of uncollectible accounts include the financial health and economic environment of the customer. The company identifies the credit exposure and then makes specific provisions.

M.	Stock-based compensation:

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

	Year ended December 31,
	2008	2007

Cost of revenues	$5	$7
Research and development, net	21	21
Selling and marketing	42	48
General and administrative	179	127
Re-organization expenses	12	-
	$259	$203

Share-based compensation cost relating to stock options recognized in 2007 and 2008 is based on the value of the portion of the award that is ultimately expected to vest. SFAS No. 123R requires forfeitures to be estimated at the time of grant in order to estimate the portion of the award that will ultimately vest. Such portion is currently estimated at 0%, based on the Company's historical rates of forfeiture.

Under SFAS 123, the fair market value of option grants was estimated on the date of grant using the “Black-Scholes option pricing” method with the following weighted-average assumptions: (1) expected life of 3.5 or 10 years (as per option's terms); (2) dividend yield of 0% (3) expected volatility of 100% and (4) risk-free interest rate of approximately 1.8%.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 3	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

N.	Effects of recently issued accounting standards:

(1)
In May 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate. The guidance will result in companies recognizing higher interest expense in the statement of operations due to amortization of the discount that results from separating the liability and equity components. APB 14-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently assessing the impact of APB 14-1 on its consolidated financial statements.

(2)
In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 establishes that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, and should be included in the computation of earnings per share pursuant to the two-class method as described in Statement of Financial Accounting Standards No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. Early application is not permitted. The Company is currently evaluating the impact that the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements but believes that its effect will be immaterial due to immaterial use of instruments within the scope of the FSP.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 3	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Effects of recently issued accounting standards (Cont.)

(3)
In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company's financial position.

(4)
In June 2008, the FASB Emerging Items Task Force reached a consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock". Consensus was reached on the following three issues:

1). The way an entity should evaluate whether an instrument (or embedded feature) is indexed to its own stock.
2.) The way the currency in which the strike price of an equity-linked financial instrument (or embedded equity-linked feature) is denominated affects the determination of whether the instrument is indexed to an entity’s own stock.
3.)  The way an issuer should account for market-based employee stock option valuation instruments.

This consensus will affect entities with (1) options or warrants on their own shares (not within the scope of Statement 150, including market-based employee stock option valuation instruments; (2) forward contracts on their own shares, including forward contracts entered into as part of an accelerated share repurchase program; and (3) convertible debt instruments and convertible preferred stock. Also affected are entities that issue equity-linked financial instruments (or financial instruments that contain embedded equity-linked features) with a strike price that is denominated in a foreign currency.

The consensus is effective for fiscal years (and interim periods) beginning after December 15, 2008. The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the issue is adopted as a cumulative-effect adjustment to the opening balance of retained earnings for that fiscal year. Early application is not permitted.

The Company is currently evaluating the effect of EITF 07-5 and has not yet determined the impact of the consensus on its financial position or results of operations.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 3	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

N.	Basic and diluted net loss per share:

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

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share of Common stock because all such securities are anti-dilutive since the Company reported losses for those years. The total number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share was 4,391,844 and 4,562,100 for the years ended December 31, 2008 and 2007, respectively.

NOTE 4	TRADE RECEIVABLES, NET

	December 31,
	2008	2007

Trade receivables	$427	$883
Allowance for of doubtful accounts	203	-
trade receivables, net	224	883

NOTE 5	INVENTORIES

	December 31,
	2008	2007

Raw Materials	$372	$771
Work In Process	135	77
Finished Goods	343	233
	$850	$1,081

Write-down of inventory of raw materials was recorded as a cost of goods sold and amounted to $295, for the year ended December 31, 2008. There have been no charges in prior years.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 6	PROPERTY AND EQUIPMENT

	December 31,
	2008	2007
Cost:
Computer and peripheral equipment	$270	$216
Leasehold Improvement	31	31
Office furniture and equipment	29	28
	$330	$275

Accumulated depreciation:
Computer and peripheral equipment	$123	$86
Leasehold Improvement	6	2
Office furniture and equipment	12	10
	$141	$98
Property and Equipment, net	$189	$177

Depreciation expenses for the years ended December 31, 2008 and 2007 amounted to $41 and $31 respectively.

NOTE 7	SHORT-TERM LOANS

A. In December 2005 the Company completed the private placement to certain accredited investors that commenced in April 2005 for the issuance of up to $1,544 of units of its securities, with each unit comprised of (i) the Company’s 18 month 6% promissory note (collectively, the "April 2005 Notes") and (ii) three year warrants to purchase up to such number of shares of the Company’s Common Stock as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85 (collectively the "April 2005 Warrants"). The Company and the holders of $1,464 in principal amount of the April 2005 Notes subsequently agreed to (a) extend the maturity term of the April 2005 Notes through March 26, 2008, (b)extend  the exercise period of the April 2005 Warrants from three to five years with an expiration date of September 26, 2010 and adjust the per share exercise price thereof to $0.60 and (c) increase the interest rate on the amounts outstanding under the April 2005 Notes to 8% per annum, effective July 12, 2006. Holders of notes in the principal amount of $125 that have agreed to the extension of the maturity date on the notes, have since exercised their warrants and converted the interest accrued there on into Common Stock; a holder of an April 2005 Notes in the principal amount of $50 was repaid.  The Amendment also provided that if the Company subsequently issue shares of its Common Stock at an effective per share exercise price less than that of the adjusted per share exercise price of the April 2005 Warrants during the adjusted exercise period, then the exercise price thereof is to be reduced to such lower exercise price, except for certain specified issuances. All of the extended notes matured on March 26, 2008.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 7	SHORT-TERM LOANS (Cont.)

In March 2008, the Company offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes to the exercise price of the April 2005 Warrants, thereby exercising these warrants, and to convert into, the Company’s Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders who accepted this offer were issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants are exercisable over three years at an exercise price of $0.60. In the year ended December 31, 2008, the holders of approximately $439 in principal amount have agreed to apply the principal amount owed to them to the exercise price of the April 2005 Warrants. As such, approximately $520 in amounts owed under the 2005 Notes were converted into equity and, accordingly  an aggregate of 866,528 shares of our Common Stock was issued. Under the terms of the offer, new warrants for 216,636 share of the Company’s Common stock have been issued to these April 2005 Note holders, exercisable over three years from the date of issuance. Three note holders of the principal amount of $200 have agreed to extend their loan for a further 24 months and the Company agreed to pay to them the interest accrued through the original maturity date of March 26, 2008 in the aggregate amount of $40. Under the terms of the agreement with the extending note holders, the Company will issue to the extending holders new warrants for an aggregate of 50,000 shares of the Company’s Common stock, which warrants are exercisable for three years from issuance and contain the same operative terms, including exercise price, as the warrants that were originally issued in connection with the issuance of the April 2005 Notes. As of December 31, 2008, there remains outstanding on the April 2005 Notes principal and accrued interest in the aggregate amount of $860.

B. In July 2006, the Company commenced a private placement of units of its securities, with each unit comprised of (i) the Company’s 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which the Company raised $550 (the maximum amount that could be raised from this offering). Under the terms of the offering, the principal and accrued interest was due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any the offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. During 2007, the Company offered to the holders of the notes to convert the principal and accrued interest into shares of the Company’s Common Stock at a per share conversion price of $0.90. The holders of $238 of the principal amount agreed to convert the principal and accrued interest thereon into shares of the Company’s Common Stock. In 2007, the Company repaid to one note holder the principal amount of $75 and the accrued interest thereon. As of the December 31, 2008, approximately $278 in respect of the principal and accrued interest on these notes remains outstanding.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 8	EMPLOYEES AND PAYROLL ACCRUALS

The Company’s liability to its employees in respect of salaries and employment benefits. The balance as at December 31, 2008 also includes accruals for salaries and benefits thereon that have been deferred by the Company since July 2008.

NOTE 9	OTHER CREDITORS

In April 2008 the Company entered in to a settlement agreement with a distributor that had originally been retained by it to distribute one of its future products. Pursuant to such agreement, the Company received advance payments in the amount of $485 in several installments between June 2006 and January 2007. This amount was included under Other Creditors in the year ended December 31, 2007. Under the terms of the settlement of this outstanding amount, in April 2008, the Company issued to the distributor 400,000 shares of the Company’s common stock, par value $0.01 per share.

NOTE 10	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31,
	2008	2007

Accrued expenses pre merger	$263	$263
Royalties to the office of the Chief Scientist	310	317
Other accrued expenses	212	170
	$785	$750

NOTE 11	ACCRUED SEVERANCE PAY

The Company's liability for severance pay is calculated in accordance with Israeli law based on the most recent salary paid to employees and the length of employment in the Company. The Company's liability for severance pay has been fully provided for. Part of the liability is funded through individual insurance policies. These policies are assets of the Company and, under labor agreements, subject to certain limitations, they may be transferred to the ownership of the beneficiary employees. Severance pay expenses for the years ended December 31, 2008 and 2007 were $178 and $115 respectively.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 12	PRIVATE PLACEMENTS

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

In March, 2008 the Company issued to a service provider 75,000 restricted shares in consideration of services rendered. The service provider is entitled to an additional 75,000 shares of Common Stock upon the occurrence of certain specified events. In connection therewith, on June 23, 2008 the Company issued to the service provider an additional 9,375 restricted shares in respect of this commitment. The Company has no further commitments in respect of this agreement.

In March 2008, the Company received from an investor gross proceeds of $250 and, in connection therewith, in May 2008 the Company issued to such investor 312,500 shares of its Common Stock and warrants, exercisable through the third anniversary of issuance, to purchase an additional 156,250 shares of Common Stock at a per share exercise price of $0.80. The net proceeds from this financing were $223 after cash fee paid to the placement agent and other related expenses.

In April 2008 the Company issued to three designees of a service provider 100,000 restricted shares of Common Stock in consideration for investor relations services rendered. Subject to certain events being achieved by the service provider, the Company originally committed to issue up to an additional 300,000 restricted shares of Common Stock. On July 7, 2008, the Company signed an amendment to the agreement with this service provider reducing the additional commitment to 100,000 additional restricted shares and, in connection therewith, on July 23, 2008, the Company issued to two designees an aggregate of 50,000 restricted shares.

In April 2008 the Company entered in to a settlement agreement with a company that had originally been retained by it to distribute one of its future products. Pursuant to such agreement, the Company received advance payments in the amount of $485 in several installments between June 2006 and January 2007. This amount has been recorded in Other Creditors and in respect of the full settlement of this outstanding amount the Company issued to the distributor 400,000 shares of the Company’s common stock, par value $0.01 per share.

In May 2008, the Company received from certain investors gross proceeds of $365 in consideration for the purchase of the Company’s Common Stock. The net proceeds from this financing were $334 after cash fees paid to the placement agent and other related expenses. In connection therewith, in June 2008, the Company issued to such investors an aggregate of 456,250 shares of its Common Stock and warrants, exercisable through the third anniversary of issuance, to purchase up to an additional 228,125 shares of its Common Stock at a per share exercise price of $0.80.

In September 2008, the Company entered in to an agreement with a consultant to render consulting services. Under this agreement the Company issued to the consultant 150,000 shares of the Company’s common stock, par value $0.01 per share shares during the period September through November 2008.

In October 2008, the Company entered in to an agreement with a service provider and issued to certain designees of the service provider 596,666 restricted shares in consideration for the services rendered.

In December 2008 the Company entered in to an agreement with its lawyers, under the agreement, the Company issued to its lawyers  230,000 shares of the Company’s common stock, par value $0.01 per share. in lieu of outstanding fees owed to them.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)
NOTE 13	STOCKHOLDER'S DEFECIENCY

A.	Equity Incentive Plans

In April 2005, the Company adopted the 2005 Equity Incentive Plan (the "2005 Plan"). A total of 1.75 million shares of Common Stock were originally reserved for issuance under the 2005 Plan. The 2005 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2005 Plan also permits cash payments under certain conditions. The compensation committee of the Board of Directors is responsible for determining the type of award, when and to who awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant. Vesting periods range from immediately to four years. Under the 2005 plan options granted expire no later than the tenth anniversary from the date of the grant.

In April 2005, the Company adopted the 2005 Non-Employee Directors Stock Option Plan (the "2005 Directors Plan") providing for the issuance of up to 400,000 shares of Common Stock to non-employee directors. Under the 2005 Directors Plan, only non-qualified options may be issued and they will be exercisable for a period of up to six years from the date of grant.

With respect to compensation expenses recorded in 2008 and 2007, relating to options granted through December 31 2008, the Company applied the provisions of SFAS No. 123(R) and SAB No. 107, which require employee share-based equity awards to be accounted for under the fair value method, SFAS No. 123(R) requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods.

During 2008 and 2007 the Company recorded Stock-based compensation expenses in the amount of $259 and $203, respectively.

The following is a summary of the Company’s outstanding options and warrants:

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 13	STOCKHOLDER'S DEFECIENCY (Cont).

B.	Stock Options:

As of December 31, 2008, options for an aggregate of 50,000 shares of Common Stock remain available for future grants under the Company’s 2005 Plan and 2005 Directors Plan.

	December 31, 2008
	Amount of Options	Weighed Average Exercise Price

Outstanding at the beginning of the year (1)	1,080,000	$0.64
Granted (2)	1,007,000	0.20
forfeited	(187,000)	0.60
Outstanding at the end of the year	1,900,000	0.41

Exercisable at the end of the year	1,863,333	0.41

(1)	Of which 50,000 options granted to non-executive directors were re-priced during 2008
(2)	Of which 200,000 were granted to the Chief Executive Officer and 349,000 to the Chief Financial Officer.

The options outstanding as of December 31, 2008, have been separated into ranges of exercise price as follows:

Range of exercise price	Options outstanding as of December 31, 2008	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2008	Weighted average exercise price of options exercisable

$0.05-0.055	100,000	2.32	$0.05	100,000	$0.055
$0.13-0.15	957,000	9.58	$0.13	957,000	$0.13
$0.60	533,000	6.51	$0.60	533,000	$0.60
$0.78	100,000	9.29	$0.78	100,000	$0.78
$0.85	110,000	5.14	$0.85	90,000	$0.85
$1.85	100,000	7.80	$1.85	83,333	$1.85
	1,900,000	7.97	$0.41	1,863,333	$0.41

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 13	STOCKHOLDER'S EQUITY (Cont.)

C.	Stock warrants

The Company has the following warrants outstanding:

Issuance date		number of warrants issued	Exercise price	Exercisable as of December 31, 2008	Exercisable through

2005-2008	(1)	1,234,308	0.01	1,234,308	November 2010-April 2015
September 2006	(2)	83,333	0.36	83,333	August 2009
April 2006	(2)	87,500	0.60	87,500	November 2009-September 2010
March 2008	(3)	1,816,636	0.60	1,816,636	September 2010

March-June 2008	(4)	384,375	0.80	384,375	March- June 2011

February 2006	(5)	60,000	0.85	60,000	January 2009
March-September 2007	(6)	60,000	1.50	60,000	March 2010 -September 2011

1)	Penny warrants issued to an employee (446,383) and to service providers 787,925 of which 381,000 were issued in 2008.
2)	Warrants issued to service providers
3)	Warrants issued to investors in the private placement in connection with the April 2005 Notes. The amount is comprised of :
•	1,550,000 warrants granted according to original agreement on the principal
•	216,636 granted to note holders who signed the 2nd amendment, converted principal & accrued interest received 25% additional warrants
•	50,000 warrants granted to loaners who extended the Note and got paid for accrued interest received 15% additional warrants on the principal loan
The amount excludes 335,303 warrants, resulting from accrued interest through the end of the period of the note which at the holders’ election can be converted to warrants
4)	Warrants issued to investors in private placement during 2008 (see also note 12)
5)	Warrants issued to a lender
6)	Warrants Issued to a service provider (40,000) and in connection with line of credit (20,000)

D.	Dividends

The Company does not intend to pay cash dividends in the foreseeable future.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 14
RE ORGANIZATION EXPENSES

Due to the Company’s ongoing losses and reduction in cash resources, the Company initiated a reorganization process in an attempt to cut the Company’s operating costs significantly and better align the Company’s operations with its current business model.  Under this restructuring plan, the Company reduced the number of full time employees in the company and recognized $81 in related costs

NOTE 15	FINANCIAL EXPENSES

Financial expenses, for the years 2008 and 2007 were $680 and $842. The principal expenses comprising the financial expenses during 2008 and 2007 were:- (i) non cash amortization of loan discounts  and issuance of shares to financial service provider - $257 and $ 666 respectively, (ii)exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Shekel (“NIS”) on  liabilities denominated in NIS held by the subsidiary- $187 and $20, respectively (iii)  one time non cash expenses relating to the issue of warrants in 2008 for the conversion to equity of certain loan notes and accrued interest thereon - $105 in 2008 and (vi) interest in respect of debt instruments issued by the Company between April 2005 and October 2006 - $123 and $154 respectively

NOTE 16	DEFERRED TAXES

A.	Measurement of taxable income under the Income Tax Law (Inflationary Adjustments), 1985:

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

In accordance with SFAS No. 109, the components of deferred income taxes are as follows:

	December 31,
	2008	2007

Tax on net operating losses carryforward	$2,305	$1,559
Less - valuation allowance	(2,305)	(1,559)
	-	-

C.
The Company has provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 16	DEFERRED TAXES (Cont.)

Net operating loss carryforwards as of December 31, 2008 are as follows:

	December 31,
	2008	2007

Israel	$6,622	$4,263
USA	2,030	1,542
Total	$8,652	$5,805

Net operating losses in Israel may be carried forward indefinitely. Net operating losses in the U.S. are available through 2033.

NOTE 17	COMMITMENTS AND CONTINGENCIES

Lease Commitments

Research and development is carried out at the Company’s premises in Kiryat Malachi, Israel, which are comprised of laboratory and development facilities covering an area of 300 sq. m. In addition, the Company sub-leases a smaller facility of 112 square meters in Kfar Saba, Israel for local administrative staff. The facilities in Kiryat Malachi, Israel, are leased pursuant to a lease agreement that is to expire in July 2011 at an approximate per month rate of $2.3. The administrative facilities in Israel are leased pursuant to a lease agreement of approximate monthly rate of $0.7. The agreement has been renewed until December 31, 2009. The Company has an option under the terms of lease, to be released from the commitments of the lease at any time during the period of the lease, providing it gives an advance notice period of three months.

Government of Israel

The Company’s wholly owned subsidiary, SPO Ltd., is committed to pay royalties to the Office of the Chief Scientist of the Government of Israel (OCS”) on proceeds from the sale of products, the research and development of which the OCS has participated in by way of grants, up to the amount of 100%-150% of the grants received plus interest at dollar LIBOR. The royalties are payable at a rate of 3% for the first three years of product sales and 3.5% thereafter. The total amount of grants received or accrued, net of royalties paid or accrued, as of December 31, 2008 was $992. The refund of the grants is contingent upon the successful outcome of the research and development and the attainment of sales. The Company has no obligation to refund these grants, if sales are not generated. The financial risk is assumed completely by the OCS. The grants were received from the OCS on a project-by-project basis. If the project fails the Company has no obligation to repay any grant received for the specific unsuccessful or aborted project. As of December 31, 2008 the Company has provided for $310 (2007 - $317) in royalties from sales of its products. Owing to the current financial situation of the Company, the Company has deferred these payments under an informal agreement with the OCS.