Form 10-Q
period 2009-03-31
SPO Medical Inc
filed 2009-05-15
CIK 716778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2009; or

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a Smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) smaller reporting company  ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒ .

As of May 15, 2009, SPO Medical Inc. had outstanding 24,833,007 shares of common stock, par value $0.01 per share.

INDEX PAGE

FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-Q. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "INTENDS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY'S TECHNOLOGY; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S INABILITY TO OBTAIN NECESSARY FINANCING; GOING CONCERN QUALIFICATIONS; THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY'S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; THE AVAILABILITY OF AND THE TERMS OF FINANCING; INFLATION; CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS AFFECTING THE TECHNOLOGY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	March 31, 2009	December 31, 2008
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$354	$263
Trade receivables, net	294	224
Prepaid expenses and other accounts receivable	31	32
Inventories	662	850
	$1,341	$1,369
LONG-TERM INVESTMENTS
Deposits	12	12
Severance pay fund	245	270
	257	282

PROPERTY AND EQUIPMENT, NET	178	189

Total net assets	$1,776	$1,840

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Short-term loans, net	$1,131	$1,138
Trade payables	200	298
Employees and payroll accruals	603	492
Accrued expenses and other payables	859	785
	2,793	2,713

LONG-TERM LIABILITIES
Accrued severance pay	463	492

STOCKHOLDERS’ DEFICIENCY
Stock capital	248	248
Additional paid-in capital	14,269	14,241
Accumulated deficit	(15,997)	(15,854)
	(1,480)	(1,365)

Total liabilities and stockholders’ deficiency	$1,776	$1,840

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands except share data

	Three months ended March 31,
	2009	2008
	Unaudited

Revenues	$380	$1,079
Cost of revenues	185	592

Gross profit	195	487

Operating expenses
Research and development, net	70	430
Selling and marketing	48	143
General and administrative	168	302
Total operating expenses	286	875
Operating loss	91	388

Financial expenses, net	52	113

Loss for the period	$143	$501

Basic and diluted loss per ordinary share	$(0.01)	$(0.02)

Weighted average number of shares outstanding used in computation of basic and diluted loss per share	26,022,826	22,380,163

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIENCY

U.S. dollars in thousands

	Stock capital	Additional paid-in capital	Accumulated deficit	Total

Balance as of January 1, 2007	$193	$9,954	$(11,049)	$(902)
Issuance of stock capital, net	14	1,169		1,183
Exercise of stock options	2	8		10
Benefit on warrants issued in connection with credit line		19		19
Benefit resulting from changes to warrant terms		41		41
Issuance of ordinary stock upon exercise of warrants and conversion of loans	6	510		516
Amortization of deferred stock-based compensation related to options granted to employees		110		110
Amortization of deferred stock-based compensation related to options granted to directors		58		58
Amortization of deferred stock-based compensation related to options granted to consultants		35		35
Net Loss			(1,604)	(1,604)
Balance as of December 31, 2007	$215	$11,904	$(12,653)	$(534)
Issuance of ordinary stock upon conversion of loans and accrued interest	10	512		522
Issuance of stock capital, net	8	549		557
Issuance of ordinary stock to service providers	9	356		365
Issuance of ordinary stock on cancellation of distribution agreement	4	481		485
Benefit on issuance of warrants in connection with conversion of loans and accrued interest		105		105
Amortization of deferred stock-based compensation related to options granted to employees		249		249
Issuance of ordinary stock in consideration of unpaid legal fees	2	28		30
Benefit on issuance of options and re-pricing of options granted to directors		10		10
Benefit on issuance of penny warrants to service providers		47		47
Net Loss			(3,201)	(3,201)
Balance as of December 31, 2008	$248	$14,241	$(15,854)	$(1,365)
Issuance of ordinary stock to service provider	*-	5		5
Issuance of ordinary stock in consideration of unpaid accrued interest	*-	6		6
Amortization of deferred stock-based compensation related to options granted to employees		17		17
Net Loss			(143)	(143)
Balance as of March 31, 2009, Unaudited	$248	$14,269	$(15,997)	$(1,480)
* Less than $1
The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,
	2009	2008
	Unaudited
Cash Flows from Operating Activities
Loss for the period	$(143)	$(501)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation	11	11
Stock-based compensation expenses	22	21
Amortization of loan discounts	-	49
Increase in accrued interest payable on loans	30	32

Changes in assets and liabilities:
Decrease (increase) in trade receivables	(70)	1
Decrease (Increase) in other receivables	1	(251)
Decrease (Increase) in inventories	188	(50)
decrease in accounts payable	(98)	(10)
Increase in employees and payroll accruals	111	41
decrease in accrued severance pay, net	(4)	(16)
Increase in accrued expenses and other payables	74	22
Net cash provided by (used in) operating activities	122	(651)

Cash Flows from Investing Activities

Purchase of property and equipment	-	(13)
Net cash used in investing activities	-	(13)

Cash Flows from Financing Activities

Repayment on short-term loans	(31)	-
Receipt of payments on account for stock capital, net	-	223
Net cash provided by (used in) financing activities	(31)	223

Increase (decrease) in cash and cash equivalents	91	(441)
Cash and cash equivalents at the beginning of the period	263	1,242

Cash and cash equivalents at the end of the period	$354	$801

The accompanying notes to these financial statements are an integral part thereof.

NOTE 1 -	General

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

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 10-01 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2009 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009

Certain prior years' amounts have been reclassified in conformity with current year's financial statements.

NOTE 3 -	Going Concern

As reflected in the accompanying financial statements, the Company’s operations for the three months ended March 31, 2009, resulted in a net loss of $143 and the Company’s balance sheet reflects a net stockholders’ deficit of $1,480. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include seeking additional cash from current and potential stockholders and increasing the marketing of its current and new products. As disclosed in previous filings with the Securities and Exchange Commission, management has been attempting to raise capital from current and potential stockholders and plans to continue these efforts. Failure to raise additional cash may require the Company to carry out further cost cutting measures, including the laying off of additional employees.

NOTE 4 -	Financial Expenses

Financial expenses, net, for the three months ended March 31, 2009 and 2008 were $52 and $113, respectively. The principal components of the financial expenses for the three months ended March 31, 2009 and 2008  were: (i) interest in respect of debt instruments issued by the Company between April 2005 and October 2006, $28 and  $32, respectively, (ii) non-cash amortization expenses $5 and $49 respectively, and (iii) exchange rate differences and others finance expenses, $19 and $32, respectively

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008.

OVERVIEW

SPO Medical Inc. (“we” or the “Company”) is engaged in the design, development and marketing of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood which is known as Reflectance Pulse Oximetry (RPO). Using RPO, a sensor can be positioned on various body parts, hence minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhances wireless, stand-alone configurations facilitating expanded commercial possibilities.

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

We currently have five commercial products utilizing our unique oximtery technology. These are the (i) PulseOx 5500TM — a stand-alone commercial RPO spot check monitor for SpO2 and heart rate, (ii) Check MateTM— addresses the sports and aviation market’s demand for a lightweight, inexpensive monitor for measuring SpO2 and heart rate during high-altitude activities, the PulseOx 7500TM —a monitor for extended monitoring of SpO2 and heart rate by means of RPO (the monitor is being initially marketed for pre screening of sleep apnea sufferers), (iv) PulseOX 6000 TM, a professional stand-alone commercial RPO spot check monitor for SpO2 and heart rate and (v) the PulseOX 6100 TM, a professional stand-alone hand held commercial RPO spot check monitor for SpO2 and heart rate. We currently have in various stages of development other non medical products utilizing our pulse oximetry technology, including a Baby Movement Monitor and a Sports Watch.

We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $1.1million and to realize our business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. In July 2008 we significantly curtailed our non-essential product design and development, marketing activities and reorganized our product manufacturing and delivery system to “just-in-time” arrangements. We have terminated certain product development plans. During 2008, we began to defer part of management and employee salaries and benefits and such deferral continues to the present. As of May 15 2009, we had 15 employees working on a full-time basis. If we are unable to raise capital on an immediate basis, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

INVENTORY VALUATION

Inventories are stated at the lower of cost or market. Cost is determined as follows: raw materials, components and finished products - on the first in first out (FIFO) basis. Work-in-process - on the basis of direct manufacturing costs. Our write-off represents the excess of the carrying value, typically cost, over the amount we expect to realize from the ultimate sale or other disposal of inventory based upon our assumptions regarding forecasted consumer demand, inventory aging and technological obsolescence. If our estimates regarding consumer demand are inaccurate or changes in technology affect demand for certain products in an unforeseen manner, we may be exposed to losses or gains in excess of our established write-off that could be material.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2009 AND THE THREE MONTHS ENDED MARCH 31, 2008

REVENUES. Revenues for each of the three months ended March 31, 2009 and 2008 were derived from our commercialized pulse oximetry product line primarily the PulseOx 5500, Check Mate and the PulseOx 7500. Revenues for the three months ended March 31, 2009 and 2008 were $380,000 and $1,079,000, respectively. The decrease in revenues for the three months ended March 31, 2009 compared to the corresponding period in 2008 is attributable to the combined effect of a decrease in the volume of unit sales together with a reduction of the per unit price are attributable to the economic difficulties currently prevailing in our principal market, the United States and the entry into the United States market of a significant number of relatively low cost products, primarily form China.

COSTS OF REVENUES. Costs of revenues include all costs related to manufacturing products and services and consist primarily of direct material costs, shipping and salaries and related expenses for personnel. Costs of revenues for the three months ended March 31, 2009 and 2008 were $185,000 and $592,000, respectively. The decrease in cost of revenues is consistent with the decrease in revenues.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net, consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses,net, for the three months ended March 31, 2009 and 2008 were $70,000 and $430,000, respectively. The decrease in research and development expenses during three months ended March 31, 2009 as compared to the corresponding period in 2008 is primarily attributable to the decrease in the number of employees and other personnel and the initial receipt in March 2009 of a grant in the amount of $125,000 received from the Office of the Chief Scientist of the Government of Israel (“OCS”), which we recognized in the period ended March 31, 2009 and which was offset against expenses in the period.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, sales support, travel and related expenses. Selling and marketing expenses for the three months ended March 31, 2009 and 2008 were $48,000 and $143,000, respectively. The decrease in selling and marketing expenses during 2008 is primarily attributable to the decrease in the number of employees.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the three months ended March 31, 2009 and 2008 were $168,000 and $302,000, respectively. The decrease in general and administrative expenses during 2009 is primarily attributable to the recovery in the amount of $88,000 which we recorded during the fourth quarter of 2008 as a provision for bad debts.

FINANCIAL EXPENSES, NET. Financial expenses, net, for the three months ended March 31, 2009 and 2008 were $52,000 and $113,000, respectively.  The decrease in financial expenses, net, during the three months ended March 31, 2009 compared to the corresponding period in 2008 is primarily attributable to the non cash amortization of loan discounts recognized in the three month period ended March 31, 2008 in the amount of $49,000.

NET LOSS. For the three months ended March 31, 2009 and 2008, we had a net loss of $143,000 and $501,000, respectively. The decrease in net loss during 2009 period is primarily attributable to our reorganization process which was initiated in July 2008 in an attempt to cut the Company’s operating costs significantly and better align our operations with our revenues.

LIQUIDITY AND CAPITAL RESOURCES

As at March 31, 2009, we had cash and cash equivalents of approximately $354,000 compared to $263,000 at December 31, 2008.

We generated net positive cash flows from operating activities of approximately $122,000 during the three months ended March 31, 2009 compared to $651,000 negative cash flows during the three months ended March 31, 2008. The primary source of the increased cash flows resulted from the receipts in February 2009 and March 2009 of the grant from the OCS as well as the contribution from cost savings in the period..

In December 2005 we completed the private placement to certain accredited investors that we commenced in April 2005 for the issuance of up to $1,544,000 of units of our securities, with each unit comprised of (i) our 18 month 6% promissory note (collectively, the "April 2005 Notes") and (ii) three year warrants to purchase up to such number of shares of our Common Stock as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85 (collectively the "April 2005 Warrants"). We and the holders of $1,464,000 in principal amount of the April 2005 Notes subsequently agreed to (a) extend the maturity term of the April 2005 Notes through March 26, 2008, (b)extend  the exercise period of the April 2005 Warrants from three to five years with an expiration date of September 26, 2010 and adjust the per share exercise price to $0.60 and (c) increase  the interest rate on the amounts outstanding under the April 2005 Notes to 8% per annum, effective July 12, 2006. Holders of notes in the principal amount of $125,000 that agreed to the extension of the maturity date on the notes , have since exercised their warrants and converted the interest accrued there on into common stock; and a holder of an April 2005 Note in the principal amount of $50,000 was repaid.  The Amendment also provided that if we subsequently issue shares of our Common Stock at an effective per share exercise price less than that of the adjusted per share exercise price of the April 2005 Warrants during the adjusted exercise period, then the exercise price thereof is to be reduced to such lower exercise price, except for certain specified issuances. All of the extended notes, matured on March 26, 2008

In March 2008, we offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes, to the exercise price of the April 2005 Warrants, thereby exercising these warrants, and to convert into Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders who accepted this offer were issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants will be exercisable over three years at an exercise price of $0.60. As of December 31, 2008, the holders of approximately $439,000 in principal amount have agreed to apply the principal amount owed to them to the exercise price of the April 2005 Warrants. Accordingly, approximately $520,000 in amounts owed under the 2005 Notes have been converted into equity and, accordingly, an aggregate of 866,528 shares of our Common Stock have been issued upon exercise of the April 2005 Warrants and conversion of the interest owing on the April 2005 Notes. Under the terms of the offer, new warrants for 216,636 shares of our Common stock have been issued to these April 2005 Note holders, exercisable over three years from the date of issuance. Three note holders of the principal amount of $200,000 have agreed to extend their loan for a further 24 months and we agreed to pay to them the interest accrued through the original maturity date of March 26, 2008 in the aggregate amount of $40,000. Under the terms of the agreement with the extending note holders, we will issue to the extending holders new warrants for an aggregate of 50,000 shares of our Common stock, which warrants are exercisable for three years from issuance and contain the same operative terms, including exercise price, as the warrants that were originally issued in connection with the issuance of the April 2005 Notes. We have been informed by the holders of $300,000 in principal amount of their election to not accept our offer, of which $250,000 of principal and the accrued interest thereon has been repaid as of the date of the filing of this quarterly report. During the quarter ended March 31, 2009, we agreed with one of the note holders to repay $25,000 in principal over a number of payments during the current financial year and to convert accrued interest to 26,500 shares of common stock. We have also made payments in the amount of $5,000 in the period to other holders in respect of principal and accrued interest. As of May 15, 2009, approximately $878,000 in respect of the principal and accrued interest on the April 2005 Notes remains outstanding and, accordingly, under the terms of such notes, we are in default in respect of this amount. We continue to hold discussions with holders of the outstanding April 2005 Notes in an attempt to resolve this matter; no assurance can be provided that we will be successful in concluding any mutually acceptable resolution of this matter.

In July 2006, we commenced a private placement of units of our securities, with each unit comprised of (i) our 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which we raised $550,000 (the maximum amount that could be raised from this offering). Under the terms of the offering, the principal and accrued interest is due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25,000 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any the offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. During 2007, we offered to the holders of the notes to convert the principal and accrued interest into shares of the Company’s Common Stock at a per share conversion price of $0.90. As of March 31, 2009, the holders of $238,000 of the principal amount agreed to convert the principal and accrued interest thereon into shares of our Common Stock. We repaid to a note holder the principal amount of $75,000 and the accrued interest thereon. We have made payments to certain holders in respect of principal and accrued interest in the amount of $18,000 during the three months ended March 31, 2009. As of May 15, 2009, approximately $256,000  in respect of the principal and accrued interest on these notes remains outstanding and, accordingly, under the terms of such notes, we are in default in respect of this amount. We continue to hold discussions with holders of the outstanding notes in an attempt to resolve this matter; no assurance can be provided that we will be successful in concluding any mutually acceptable resolution of this matter.

As noted above, we need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months as well as pay outstanding loans in the approximate amount of $1.1 million, which are currently due and payable. Without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted or to commercially launch any new products that are currently under design and development. As previously disclosed in our periodic reports, we have been actively seeking additional capital. In response to the general deterioration in the general economic environment which began in 2008, we have taken several cost-cutting measures. We have laid-off a number of our employees and as of May 15, 2009, we have 15 full time remaining employees on staff. Additionally, we have been forced to delay payments to most of our vendors and defer salaries for management and employees. If we are unable to raise additional capital on an immediate basis, we may be forced lay-off additional employees and either restructure or cease operations entirely. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms or at all. We may not be successful in our efforts to raise additional funds. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a "going concern" qualification in their auditors' report for the year ended December 31, 2008. Such "going concern" qualification may make it more difficult for us to raise funds when needed. In addition, the current economic situation may further complicate our capital raising efforts.

Additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations.

ITEM 4(T). CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended March 31, 2009, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended March 31, 2009 without registration under the Securities Act.

1. On March 2, 2009, we issued to a service provider 50,000 restricted shares in consideration of services rendered.

2. On February 5, 2009, we issued to the holder of the April 2005 Note, 26,500 shares upon conversion of accrued interest.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We first disclosed in the quarterly report on Form 10-Q for the three months ended March 31, 2008, that we had not repaid principal and accrued interest that became due during the quarterly period covered by such report. We disclosed in subsequent quarterly reports on Form 10-Q additional amounts that became due in ensuing quarterly periods and the results of our efforts to resolve these matters. As of March 31, 2009, there continues to remain outstanding, in the aggregate, approximately $1.1 Million of such principal and accrued interest. We continue to hold discussions with certain of the holders of the outstanding debt in an attempt to resolve this matter; no assurance can be provided that we will be successful in concluding any mutually acceptable resolution of this matter.

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

DATE: May 15, 2009	SPO MEDICAL INC.

/s/ MICHAEL BRAUNOLD
MICHAEL BRAUNOLD PRESIDENT AND CHIEF EXECUTIVE OFFICER

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

DATE: May 15, 2009

	BY	/s/ JEFF FEUER
JEFF FEUER, CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)