Form 10-Q
period 2009-09-30
SPO Medical Inc
filed 2009-11-16
CIK 716778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2009; or

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

As of November 16, 2009, SPO Medical Inc. had outstanding 25,183,007 shares of common stock, par value $0.01 per share.

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

SPO MEDICAL INC. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF SEPTEMBER 30, 2009

U.S. DOLLARS IN THOUSANDS

UNAUDITED

SPO MEDICAL INC.
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)

	September 30,	December 31,
	2009 Unaudited	2008 Audited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$297	$263
Trade receivables, net	95	224
Prepaid expenses and other accounts receivable	32	32
Inventories	402	850
	826	1,369

LONG TERM INVESTMENTS
Deposits	12	12
Severance pay fund	273	270
	285	282

PROPERTY AND EQUIPMENT, NET	159	189
Total net assets	$1,270	$1,840

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Short-term loans, net	$1,122	$1,138
Trade payables	131	298
Employees and Payroll accruals	867	492
Accrued expenses and other liabilities	922	785
	3,042	2,713

Long-Term Liabilities

Accrued severance pay	552	492

STOCKHOLDERS’ DEFICIENCY
Stock capital	252	248
Additional paid-in capital	14,315	14,241
Accumulated deficit	(16,891)	(15,854)
	(2,324)	(1,365)

Total liabilities and stockholders’ deficiency	$1,270	$1,840

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
U.S. dollars in thousands (except share data)

	Nine months ended September 30,		Three months ended September 30,
	Unaudited		Unaudited
	2009	2008	2009	2008

Revenues	$933	$2,421	$228	$253

Cost of revenues	568	1,321	128	134

Gross profit	365	1,100	100	119

Operating expenses
Research and development, net	418	964	153	242
Selling and marketing	109	428	22	104
General and administrative	649	1,030	192	274
Re-organization expenses	-	62	-	62

Total operating expenses	1,176	2,484	367	682

Operating loss	811	1,384	267	563

Financial expenses, net	226	277	96	25

Loss for the period	$1,037	$1,661	$363	$588

Basic and diluted loss per ordinary share	$0.04	$0.07	$0.01	$0.02

Weighted average number of shares outstanding used in computation of basic and diluted loss per share	26,133,205	23,618,598	26,346,119	24,518,619

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIENCY
U.S. dollars in thousands

	Stock capital	Additional paid-in capital	Accumulated deficit	Total

Balance as of January 1, 2007	$193	$9,954	$(11,049)	$(902)
Issuance of stock capital, net	14	1,169		1,183
Exercise of stock options	2	8		10
Benefit on warrants issued in connection with credit line		19		19
Benefit resulting from changes to warrant terms		41		41
Issuance of ordinary stock upon exercise of warrants and conversion of loans	6	510		516
Amortization of deferred stock-based compensation related to options granted to employees		110		110
Amortization of deferred stock-based compensation related to options granted to directors		58		58
Amortization of deferred stock-based compensation related to options granted to consultants		35		35
Net Loss			(1,604)	(1,604)
Balance as of December 31, 2007	$215	$11,904	$(12,653)	$(534)
Issuance of ordinary stock upon conversion of loans and accrued interest	10	512		522
Issuance of stock capital, net	8	549		557
Issuance of ordinary stock to service providers	9	356		365
Issuance of ordinary stock on cancellation of distribution agreement	4	481		485
Benefit on issuance of warrants in connection with conversion of loans and accrued interest		105		105
Amortization of deferred stock-based compensation related to options granted to employees		249		249
Issuance of ordinary stock in consideration of unpaid legal fees	2	28		30
Benefit on issuance of options and re-pricing of options granted to directors		10		10
Benefit on issuance of penny warrants to service providers		47		47
Net Loss			(3,201)	(3,201)
Balance as of December 31, 2008	$248	$14,241	$(15,854)	$(1,365)
Issuance of ordinary stock to service providers	4	28		32
Issuance of ordinary stock in consideration of unpaid accrued interest	*-	6		6
Amortization of deferred stock-based compensation related to options granted to employees		40		40
Net Loss			(1,037)	(1,037)
Balance as of September 30, 2009, Unaudited	$252	$14,315	$(16,891)	$(2,324)
* Less than $1

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30, Unaudited		Three months ended September 30, Unaudited
	2009	2008	2009	2008
Cash Flows from Operating Activities
Loss for the period	$(1,037)	$(1,661)	$(363)	$(588)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	30	30	10	9
Stock-based compensation expenses	40	135	9	21
Amortization of loan discounts, net	-	49	-	-
Grant of ordinary stock to service providers	32	105	27	25
Benefit resulting from conversion of loans	-	105	-	-
Increase (decrease) in accrued severance pay, net	57	(20)	29	10
Increase in accrued interest payable on loans	83	72	31	18
Changes in assets and liabilities:
Decrease in trade receivables	129	289	49	378
Decrease (increase) in other receivables	-	58	(2)	48
Decrease (increase) in inventories	448	(364)	69	(388)
Increase (decrease) in trade payable	(167)	20	(1)	19
Increase in employees and payroll accruals	375	79	60	40
Increase in other payables and accrued expenses	137	126	20	117

Net cash provided by (used in) operating activities	127	(977)	(62)	(291)
Cash Flows from Investing Activities
Decrease in long term deposits	-	2	-	2
Purchase of property and equipment	-	(52)	-	(34)

Net cash used in investing activities	-	(50)	-	(32)

Cash Flows from Financing Activities
Issuance of stock capital	-	557	-	-
Exercise of stock options	-	-	-	-
Repayment of short-term loans	(93)	(322)	(23)	-

Net cash provided by (used in) financing activities	(93)	235	(23)	-
Increase (decrease) in cash and cash equivalents	34	(792)	(85)	(323)
Cash and cash equivalents at the beginning of the period	263	1,242	382	773

Cash and cash equivalents at the end of the period	$297	$450	$297	$450
Non cash transactions
Issuance of ordinary stock upon conversion of loans and accrued interest	$-	$461	$-	$60
Issuance of ordinary stock on settlement of distribution agreement	$-	$485	$-	$-

 The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
Notes to interim financial statements

Note 1 -	General

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

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 8-03 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2009 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 168) [ASC 105-10].  SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Codification has become the exclusive authoritative reference effective September 30, 2009.

SPO MEDICAL INC. AND ITS SUBSIDIARY
Notes to interim financial statements

Note 3 -	Going Concern

As reflected in the accompanying financial statements, the Company’s operations for the nine and three months ended September 30, 2009, resulted in a net loss of $1,037 and $363 respectively and the Company’s balance sheet reflects a net stockholders’ deficit of $2,324. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. Management’s plans in this regard include seeking additional cash from current and potential stockholders and increasing the marketing of its current and new products. As disclosed in previous filings with the Securities and Exchange Commission, management has been attempting to raise capital from current and potential stockholders and plans to continue these efforts. Failure to raise additional cash may require the Company to carry out further cost cutting measures, including the laying off of additional employees.

Note 4 -	Financial Expenses

Financial expenses, net, for the nine and three months ended September 30, 2009 were $226 and $96, respectively. The principal components of the financial expenses for the nine and three months ended September 30, 2009 were: (i) interest in respect of debt instruments issued by the Company between April 2005 and October 2006, $84 and  $32, respectively, (ii) non-cash amortization expenses $21 and  $16, respectively, and (iii)  exchange rate differences and others finance expenses, $121 and $48, respectively

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We hold eight patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our unique RPO based technology. As further discussed below, our technologies are currently applied to products that are designed for use by the, homecare, professional medical care, sports, safety and search and rescue.

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

We currently have five commercial products utilizing our unique oximtery technology. These are the (i) PulseOx 5500TM, a stand-alone commercial RPO spot check monitor for SpO2 and heart rate, (ii) Check MateTM,addresses the sports and aviation market’s demand for a lightweight, inexpensive monitor for measuring SpO2 and heart rate during high-altitude activities, (iii) the PulseOx 7500TM, a monitor for extended monitoring of SpO2 and heart rate by means of RPO (the monitor is being initially marketed for pre screening of sleep apnea sufferers), (iv) PulseOX 6000 TM, a professional stand-alone commercial RPO spot check monitor for SpO2 and heart rate and (v) the PulseOX 6100 TM, a professional stand-alone hand held commercial RPO spot check monitor for SpO2 and heart rate. We currently have in various stages of development other non medical products utilizing our pulse oximetry technology, including a Baby Movement Monitor and a Sports Watch.

We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $1.1million and to realize our business plan. In response to the deteriorating global economic conditions that began in 2008, we have, since July 2008, reduced operating expenses in an attempt to conserve our cash resources. In July 2008 we significantly curtailed our non-essential product design and development, marketing activities and reorganized our product manufacturing and delivery system to “just-in-time” arrangements. We have terminated certain product development plans. During 2008, we began to defer part of management and employee salaries and benefits and such deferral continues to the present. As of November 16, 2009, we had four employees working on a full-time basis and 11 employees working on a part-time basis. If we are unable to raise capital on an immediate basis, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

COMPARISON OF THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008

REVENUES. Revenues for each of the nine and three months ended September 30, 2009 and 2008 were derived from our commercialized pulse oximetry product line, primarily the PulseOx 5500 and Check Mate. Revenues for the nine and three months ended September 30, 2009 were $933,000 and $228,000, respectively. Revenues for the corresponding periods in 2008 were $2,421,000 and $253,000, respectively. The decrease in revenues for each of the nine and three month periods ended September 30, 2009 compared to the corresponding periods in 2008 is attributable to the combined effect of a decrease in the volume of unit sales together with a reduction of the per unit price, both of which are attributable to the economic difficulties currently prevailing in our principal market, the United States, and the entry into the United States market of a significant number of relatively low cost products, primarily form China. Of the revenues earned in the nine and three months ended September 30, 2009, 42% and 43%, respectively, were attributable to a single customer.

COSTS OF REVENUES. Costs of revenues include all costs related to manufacturing products and services and consist primarily of direct material costs, shipping and salaries and related expenses for personnel. Costs of revenues for the nine and three months ended September 30, 2009 were $568,000 and $128,000, respectively. Costs of Revenues for the corresponding periods in 2008 were $1,321,000 and $134,000, respectively. The decrease in costs of revenues is consistent with the decrease in revenues and includes, an inventory write off in the amount of $80,000 during the nine months ended September 30, 2009.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net, consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for employees, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses, net, for the nine and three months ended September 30, 2009 were $418,000 and $153,000, respectively. Research and development expenses net, for the corresponding periods in 2008 were $964,000 and $242,000, respectively. The decrease in research and development expenses during the nine and three months ended September 30, 2009 as compared to the corresponding periods in 2008 is primarily attributable to the decrease in the number of employees and the receipt in February and March 2009 of a grant in the amount of $125,000 received from the Office of the Chief Scientist of the Government of Israel (“OCS”), which we recognized in the period ended March 31, 2009.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, sales support, travel and related expenses. Selling and marketing expenses for the nine and three months ended September 30, 2009 were $109,000 and $22,000, respectively. Selling and marketing expenses for the corresponding periods in 2008 were $428,000 and $104,000, respectively. The decrease in selling and marketing expenses during 2009 is primarily attributable to the decrease in the number of employees as well as the decrease in the investment by us in marketing consultants and reseller support programs.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the nine and three months ended September 30, 2009 were $649,000 and $192,000, respectively. General and administrative expenses for the corresponding periods in 2008 were $1,030,000 and $274,000, respectively. The decrease in general and administrative expenses during 2009 is primarily attributable to the recovery of a bad debt provision , which we recorded during the fourth quarter of 2008, the reduction in respect of  amortization of stock based compensation expenses, and the reduction in the expenses recognized in respect of investor relations.

FINANCIAL EXPENSES, NET. Financial expenses, net, for the nine and three months ended September 30, 2009 were $226,000 and $96,000, respectively. Financial expenses, net, for the corresponding periods in 2008 were $277,000 and $25,000, respectively.  The decrease in financial expenses, net, during the nine months ended September 30, 2009 compared to the corresponding period in 2008 is primarily attributable to the recognition in 2008 of non cash amortization of loan discounts in the amount of $49,000 and one time non cash expenses relating to the issue of warrants for the conversion to equity of certain loan notes and accrued interest thereon in the amount of $105,000. This reduction however was before the recognition of increased exchange rate losses in the amount of $65,000 resulting from the strengthening of the Israeli Shekel in the respective periods, the effect of which was most significant during the three months ended September 30, 2009.

NET LOSS. For the nine and three months ended September 30, 2009, we had a net loss of $1,037,000 and $363,000 , respectively. Net losses for the corresponding periods in 2008 were $1,661,000 and $588,000, respectively. The decrease in net loss during 2009 period is primarily attributable to our reorganization process which was initiated in July 2008 in an attempt to reduce our operating costs significantly and better align our operations with our revenues.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2009, we had cash and cash equivalents of approximately $297,000 compared to $263,000 at December 31, 2008.

We generated net positive cash flows from operating activities of approximately $127,000 during the nine months ended September 30, 2009 compared to $977,000 negative cash flows during the nine months ended September 30, 2008. The increased cash flows is primarily attributable to our ability to support our current product sales from existing inventory of finished goods and raw materials. In addition we received in February 2009 and March 2009 of the grant from the OCS in the amount of $125,000 as well as the contribution from cost reduction measures undertaken in the period.

In December 2005 we completed the private placement to certain accredited investors that we commenced in April 2005 for the issuance of up to $1,544,000 of units of our securities, with each unit comprised of (i) our 18 month 6% promissory note (collectively, the "April 2005 Notes") and (ii) three year warrants to purchase up to such number of shares of our Common Stock as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85 (collectively the "April 2005 Warrants"). We and the holders of $1,464,000 in principal amount of the April 2005 Notes subsequently agreed to (a) extend the maturity term of the April 2005 Notes through March 26, 2008, (b)extend  the exercise period of the April 2005 Warrants from three to five years with an expiration date of September 26, 2010 and adjust the per share exercise price to $0.60 and (c) increase  the interest rate on the amounts outstanding under the April 2005 Notes to 8% per annum, effective July 12, 2006. Holders of notes in the principal amount of $125,000 that agreed to the extension of the maturity date on the notes , have since exercised their warrants and converted the interest accrued there on into common stock; and a holder of an April 2005 Note in the principal amount of $50,000 was repaid.  The Amendment also provided that if we subsequently issue shares of our Common Stock at an effective per share exercise price less than that of the adjusted per share exercise price of the April 2005 Warrants during the adjusted exercise period, then the exercise price thereof is to be reduced to such lower exercise price, except for certain specified issuances. All of the extended notes, matured on March 26, 2008

In March 2008, we offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes, to the exercise price of the April 2005 Warrants, thereby exercising these warrants, and to convert into Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders who accepted this offer were issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants will be exercisable over three years at an exercise price of $0.60. As of December 31, 2008, the holders of approximately $439,000 in principal amount have agreed to apply the principal amount owed to them to the exercise price of the April 2005 Warrants. Accordingly, approximately $520,000 in amounts owed under the 2005 Notes have been converted into equity and, accordingly, an aggregate of 866,528 shares of our Common Stock have been issued upon exercise of the April 2005 Warrants and conversion of the interest owing on the April 2005 Notes. Under the terms of the offer, new warrants for 216,636 shares of our Common stock have been issued to these April 2005 Note holders, exercisable over three years from the date of issuance. Three note holders of the principal amount of $200,000 have agreed to extend their loan for a further 24 months and we agreed to pay to them the interest accrued through the original maturity date of March 26, 2008 in the aggregate amount of $40,000. Under the terms of the agreement with the extending note holders, we will issue to the extending holders new warrants for an aggregate of 50,000 shares of our Common stock, which warrants are exercisable for three years from issuance and contain the same operative terms, including exercise price, as the warrants that were originally issued in connection with the issuance of the April 2005 Notes. We have been informed by the holders of $300,000 in principal amount of their election to not accept our offer, of which $250,000 of principal and the accrued interest thereon has been repaid as of the date of the filing of this quarterly report. In February, 2009, we agreed with one of the note holders to repay $25,000 in principal over a number of payments during the current financial year and to convert accrued interest to 26,500 shares of common stock. We have also made payments in the amount of $11,000 during the three months ended September 30, 2009 to other holders in respect of principal and accrued interest. As of November 16, 2009, approximately $884,000 in respect of the principal and accrued interest on the April 2005 Notes remains outstanding and, accordingly, under the terms of such notes, we are in default in respect of this amount. We continue to seek resolution to this matter; but no assurance can be provided that we will be successful in our efforts

In July 2006, we commenced a private placement of units of our securities, with each unit comprised of (i) our 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which we raised $550,000 (the maximum amount that could be raised from this offering). Under the terms of the offering, the principal and accrued interest is due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25,000 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any the offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. During 2007, we offered to the holders of the notes to convert the principal and accrued interest into shares of the Company’s Common Stock at a per share conversion price of $0.90. As of September 30, 2009, the holders of $238,000 of the principal amount agreed to convert the principal and accrued interest thereon into shares of our Common Stock. We repaid to a note holder the principal amount of $75,000 and the accrued interest thereon. We have made payments to certain holders in respect of principal and accrued interest in the amount of $12,000 during the three months ended September 30, 2009.  As of November 16, 2009, approximately $239,000 in respect of the principal and accrued interest on these notes remains outstanding and, accordingly, under the terms of such notes, we are in default in respect of this amount. We continue to seek resolution to this matter; but no assurance can be provided that we will be successful in our efforts.

We have previously received development grants from the Israeli Government, specifically from the OCS. Under the terms of these grants, we are required to make payments of royalties based on sales of products that have been developed using the funds received under these grants. Through September 30, 2009, we have accrued $343,000 of royalties due to the OCS from past sales of our Pulse Oximetry products. In light of  our current liquidity challenges, we have not made payments to the OCS in respect of these accrued royalties. We are currently negotiating with the OCS a resolution to this matter, though no assurance can be given that we will be successful in reaching any satisfactory arrangement.

As we previously disclosed in our annual report for the year ended December 31, 2008 on Form 10K, in order to conserve our cash resources, we have not be paying the full remuneration liabilities in respect of employees since July 2008. The deferral of salary payments and social benefits is being effected with the consent of the employees. As at September 30, 2009 we have recorded an accumulated liability to our employees in respect of unpaid salaries and social benefits due thereon in the aggregate amount of $613,000.

As noted above, we need to raise additional funds on an immediate basis in order to be able to satisfy our cash requirements and fulfill our business plan over the next twelve months, pay outstanding loans in the approximate amount of $1.1 million and deferred royalties in the approximate amount of $343,000, which are currently due and payable. Without raising additional funds on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will also not be able to maintain operations as presently conducted or to commercially launch any new products that are currently under design and development. As previously disclosed in our periodic reports, we have been actively seeking additional capital. In response to the general deterioration in the general economic environment which began in 2008, we have taken several cost-cutting measures. We have laid-off a number of our employees and as of November 16, 2009, we have four full time employees on staff and 11 part-time employees. Additionally, we have been forced to delay payments to most of our vendors and defer salaries for management and employees. If we are unable to raise additional capital on an immediate basis and/or our employees demand the immediate payment of amounts due them that have been deferred, we may be forced lay-off additional employees and either restructure or cease operations entirely. At the present time, we have no commitments for financing and no assurance can be given that we will be able to raise capital on commercially acceptable terms or at all. We may not be successful in our efforts to raise additional funds. Even if we raise cash to meet our immediate working capital needs, our cash needs could be heavier than anticipated in which case we could be forced to raise additional capital. Our auditors included a "going concern" qualification in their auditors' report for the year ended December 31, 2008. Such "going concern" qualification may make it more difficult for us to raise funds when needed. In addition, the current economic situation may further complicate our capital raising efforts.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended September 30, 2009, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended September 30, 2009 without registration under the Securities Act.

In July 2009, we issued to a consultant 200,000 shares of our common stock, at per share purchase price of $0.0,1in respect of an agreement with the consultant for financial advisory services.

In August 2009, we entered into an agreement with a service provider for investor relations services. Under the terms of the agreement the service provider received 150,000 shares of our common stock, at per share purchase price of $0.01.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We first disclosed in the quarterly report on Form 10-Q for the three months ended March 31, 2008, that we had not repaid principal and accrued interest that became due during the quarterly period covered by such report. We disclosed in subsequent quarterly reports on Form 10-Q additional amounts that became due in ensuing quarterly periods and the results of our efforts to resolve these matters. As of September 30, 2009, there continues to remain outstanding, in the aggregate, approximately $1.1 million of such principal and accrued interest. We continue to hold discussions with certain of the holders of the outstanding debt in an attempt to resolve this matter; no assurance can be provided that we will be successful in concluding any mutually acceptable resolution of this matter.

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

DATE: November 16, 2009	SPO MEDICAL INC.

/s/ MICHAEL BRAUNOLD
MICHAEL BRAUNOLD PRESIDENT AND CHIEF EXECUTIVE OFFICER

PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

DATE: November 16, 2009

	BY	/s/ JEFF FEUER
JEFF FEUER, CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)