Form 10-K
period 2009-12-31
SPO Medical Inc
filed 2010-03-29
CIK 716778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

MARK ONE:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIESEXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  0-11772

SPO MEDICAL INC.
(Name of registrant as specified in its chapter)

Delaware	11-3223672
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

3, Gavish Street, POB 2454, Kfar Saba, Israel
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

The registrant had 25,183,007 shares of common stock outstanding as of March 29, 2010.  The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such common stock on the over the counter Bulletin Board on June 30, 2009, was approximately $2.6 million.

SPO MEDICAL INC.
2009 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-K. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "INTENDS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY'S TECHNOLOGY; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY'S ABILITY TO OBTAIN NECESSARY FINANCING; SUFFICIENCY OF CASH RESERVES; SUCCESS OF RESTRUCTURED OPERATIONS; GOING CONCERN QUALIFICATIONS; THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY'S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; THE AVAILABILITY OF AND THE TERMS OF FINANCING; INFLATION; CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS AFFECTING THE TECHNOLOGY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

PART I

ITEM 1. BUSINESS

Overview

SPO Medical Inc. (“we” or the “Company”) is engaged in the design, development and marketing of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood, which is known as Reflectance Pulse Oximetry (RPO). Using RPO, a sensor can be positioned on various body parts, hence minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhance wireless, stand-alone configurations facilitating expanded commercial possibilities. As of March 2010, we hold 12 patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our technologies. As further discussed below, our technologies are currently applied to products that are designed for use by in the homecare, professional medical care, sports, safety and search and rescue markets.

In January  2010, our wholly owned subsidiary SPO Ltd. (“Ltd”) entered into an Alliance and License Agreement dated as of December 1, 2009 with an entity owned and controlled by our Chief Technical Officer (the “Licensee”). Under the terms of the license agreement, the PulseOx medical product line discussed in further detail is being marketed by the Licensee in the medical field.  Under the license agreement, all worldwide sales, marketing and all existing inventory and manufacturing of the PulseOx line in the medical field was transferred to the Licensee in consideration of  $200,000 in cash and the Licensee’s (and its affiliates) agreement to pay to Ltd royalties derived from these products in agreed upon amounts.

 Following the license agreement, we are primarily engaged in developing and licensing our technology to third parties for integration with products in the recreational, military, baby wellness monitoring and sleep monitoring fields. Following our entry into the license agreement, we have restructured our business and ceased all operating activities formerly conducted with respect to the manufacture and marketing of our PulseOx product line to the medical market and we intend to pursue joint ventures, OEM type arrangements, research and or subcontracting agreements relating to our oximetry technology with respect to the recreational, military, baby wellness monitoring and sleep monitoring fields.

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

We need to raise additional funds in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $1.1 million and to realize our restructured business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in July 2008 we significantly curtailed our non-essential product design and development, marketing activities and reorganized our product manufacturing and delivery system to “just-in-time” arrangements. We have terminated certain product development plans. During 2008 and 2009, we deferred part of management and employee salaries and benefits. As of December 31, 2009, we had 15 employees working on a full-time basis; we have six employees as of March 29, 2010. As noted above, in our restructured operations, we intend to pursue joint ventures, OEM type arrangements, research and or sub contractor agreements relating to our oximetry technology with respect to the recreational, military, baby wellness monitoring and sleep monitoring fields. If we are unable to generate cash flow through a joint-venture or similar type of agreement in the near term, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

 Background

 Pulse oximetry is an important non-invasive process used both to measure blood oxygen saturation levels (SpO2) by monitoring the percentage of hemoglobin that is saturated with oxygen and to measure heart rate. This procedure has been used regularly in hospitals during the past twenty years and is established as an essential measurement in medical practice to ensure maintenance of adequate oxygen and prevention of respiratory difficulty. In many disease states, oxygen saturation is one of the most important vital signs to monitor.

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

We intend to continue to leverage our core technologies to develop new, innovative product applications for the recreational, military, baby wellness monitoring and sleep monitoring markets. In furtherance of this goal, we intend to pursue joint ventures, OEM type arrangements, and research and or sub contractor agreements relating to our oximetry technology with respect to these fields.

Products

The following details commercially available products that utilize our unique pulse oximetry technology.

PulseOx 5500TM — a stand-alone commercial RPO spot check monitor for SpO2 and heart rate. The PulseOx 5500TM uses SPO patented technology to provide a medical device that is easier to use for many patients and less expensive to operate than any other device that is commercially available. Its main advantages include: (i) long lasting battery with more than 1,000 hours, using only a fraction of the power used by competitive devices and (ii) resistance to many forms of motion, reducing its susceptibility to the motion artifacts that are typical of other pulse oximetry devices. The PulseOx 5500 was first introduced commercially during the fourth quarter of 2004. The device was approved and registered by the Food and Drug Administration ("FDA") in June 2004. The device also carries the CE (European Directives 93/42/EEC and 90/385/EEC for regulatory and safety standards of medical equipment) and Canadian Standards Association (CSA) mark for safety and audited manufacturing processes, all of which were obtained in February 2005.

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

PulseOx 7500TM —a monitor for extended monitoring of SpO2 and heart rate by means of RPO. The monitor is being initially marketed for pre screening of sleep apnea sufferers. Its main advantages include: (i) long lasting battery equivalent to a month’s use of monitoring using only a fraction of the power used by competitive devices   and hence a lower cost of ownership and (ii) resistance to many forms of motion, reducing its susceptibility to the motion artifacts that are typical of other similar pulse oximetry devices.

PulseOx 6000 TM — a professional stand-alone commercial RPO spot check monitor for SpO2 and heart rate. The PulseOx 6000TM uses our patented technology to provide a medical device which is easier to use for many patients and less expensive to operate than any other device that is commercially available. Its main advantages include: (i) long lasting battery with more than 500 hours, using only a fraction of the power used by competitive devices and (ii) AutospotTM technology which compensates for resistance to many forms of motion, thereby reducing its susceptibility to the motion artifacts that are typical of other pulse oximetry devices and low perfusion experienced in certain patients. The PulseOx 600TM was first introduced commercially during the first quarter of 2008. The device is approved and registered by the Food and Drug Administration ("FDA"). The device carries the CE and CSA mark for safety and audited manufacturing processes.

PulseOx 6100 TM — a professional stand-alone hand held commercial RPO spot check monitor for SpO2 and heart rate. The PulseOx 6100TM uses our patented technology to provide a medical device that is easier to use for many patients and less expensive to operate than any other device that is commercially available. Its main advantages include: (i) long lasting battery with more than 200 hours, using only a fraction of the power used by competitive devices, (ii) AutospotTM technology which compensates for resistance to many forms of motion reducing its susceptibility to the motion artifacts that are typical of other pulse oximetry devices and low perfusion experienced in certain patients and (iii) flash memory for recording multiple patient readings. The PulseOx 6100TM was first introduced commercially during the first quarter of 2008. The device carries the CE and CSA mark for safety and audited manufacturing processes.

License Agreement Relating to the Above Product Lines

In the license agreement that we entered into in January 2010, the Licensee was granted an exclusive, non transferable, royalty bearing  license, in the Field of Use, subject to certain minimum annual payments discussed below, with respect to the PulseOx product line (including the CheckMate Product line) to (i) manufacture and distribute the PulseOx™ product line, including the Check Mate™ (collectively the “Special Products”), and derivates, (ii) to use and improve our technology (whether or not related specifically to the Special Products) for purpose of creating derivative products based on the Special Products, (iii) bundle Special Products with licensee’s technology (the “Bundled Technology”). The term “Field of Use” has been defined to mean medical technologies and products designed to measure any vital sign(s) which utilize reflective oximetry methodology, where “medical” has been limited to refer solely to any technology or product being targeted for sale solely for use by persons with a potential or existing illness and technology to determine whether a person is alive.

The license described above is exclusive with respect to Special Products and the Bundled Technology that measure pulse (by any means) and one other vital sign and non-exclusive with Special Products or the Bundled Technology that measure only pulse (with no other vital sign being measured).

In addition to the license rights described above, the Licensee was also granted an exclusive non-transferable, royalty bearing, world wide license to manufacture and distribute the Check Mate™ device, SPO LTD’s specially designed monitor for measuring SpO2 and heart rate during physically active and high latitude activities.

Under the agreement, the Licensee (and its affiliates) have undertaken to pay to SPO LTD royalties derived from Special Products as follows (collectively, the “Royalties”):

(i)	all revenues deriving from purchase orders received during December 2009 in excess of $100,000;
(ii)	with respect to 2010, 50% of net revenues in excess of $390,000 per calendar quarter;
(iii)	with respect to 2011, 50% of net revenues in excess of $600,000 per calendar quarter; and
(iv)	From 2012 through the end of the lease term, 6% of gross revenues.

With respect to Bundled Technology, from 2010 through the end of the term, under the Agreement the Licensee (and its affiliates) are to pay 3% of gross revenues, payable on a quarterly basis, so long as Special Products do not comprise more than 50% of Bundled Technology. If the Special Products constitute more than 50% of the Bundled Technology, the per annum royalty rate shall be at the rate of 6%. Royalties are payable within the later to occur of (i) the 30 th day following receipt of revenues proceeds or (ii) 30 th day following the end of the period for which royalties are payable.

 In order to maintain the exclusive license rights described above, we are to receive, beginning 2013 and continuing through the end of the license period, per annum minimum royalties in the aggregate amount of at least $60,000 (the “Minimum Royalty Payment”). The Minimum Royalty Payment is due by the 30th day following the end of the year. If for whatever reason the Minimum Royalty Payment is not paid when due, then the license shall automatically and without any further action become non-exclusive. We have the right to audit to review or audit the Licensee records to verify compliance with the terms of the Agreement.

Unless terminated earlier as provided therein, the license terms under the Agreement extends through November 30, 2016. Notwithstanding the foregoing, either party is entitled to terminate the Agreement (i) upon a material breach by the other party and its failure to cure such breach within 30 days following receipt of written notice thereof, (ii) upon the other party’s insolvency or liquidation event or (iii) if the results of three audits performed by us shall reveal that Licensee (or its affiliates) underreported by 10% the amount of payments due to the Company.

Research & Development / Products under Design and Development

We currently have in various stages of development other wellness market devices utilizing our oximetry technology. These include the following:

Baby Movement Monitor — a monitor being designed specifically for the use with infants. This unique monitor is being designed for continual non-invasive monitoring of an infant particularly during the hours that the baby is sleeping.

Sports Watch - a sports watch for monitoring hear rate for sports enthusiast to monitor their wellness while training or engaging in sport activities without the requirement to wear a conventional chest strap or equivalent.

Sleep Apnea monitoring — a module that could be applied within a home-screening device that would monitor the number of sleep apnea events an individual may experience during the hours of sleep; this potential offering could assist with screening individuals for apnea related disorders.

Wellness Bracelet — an easy-to-use bracelet that can be worn to continually measure number of activities an individual performs on a daily basis; this potential product offering could be marketed to the large obesity market for adult and children alike.

Helmet with vital signs – a module that could be integrated within a helmet configuration for military or industrial safety applications that could monitor continuously the wellness via heart-rate measurements of the wearer.

 Our research and development activities as well as product design activities are primarily conducted in our research and development subsidiary SPO Ltd. located in Israel. In connection with our efforts to curtail operating expenses and conserve our cash resources, in the latter half of 2008 and through 2009 we focused principally on the development of the sports watch and ceased development of other products. During our 2009 and 2008 fiscal years, we expended approximately $414,000 and $1,179,000, respectively, on research and development. The expenses during 2009 are net of grants received from Chief Scientist of the Government of Israel in the amount of $262,000.

Business Strategy

Our mission is to build a profitable business that develops and commercializes wellness products that improve people's lives and provide reassurance of wellness and thereby increase stockholder value. In January 2010, we completed a restructuring plan in an attempt to focus primarily on licensing our core technology for non-medical market applications. Going forward, we intend to operate primarily as a development and licensing entity.

To achieve our objectives, we are pursuing the following business strategies:

Increasing growth potential by pursuing new market opportunities. Through our initial success in penetrating the medical device market with our proprietary oximetry technology, we intend to diligently pursue other market opportunities that are seeking similar technological solutions and product offerings as previously demonstrated and implemented by us. These include the recreational, baby wellness monitoring and sleep monitoring markets.

Partner with highly qualified, focused companies, internationally. We intend to continue to seek out collaborative arrangements with leading international distributors for our consumer products for which we have developed the prototypes, in preparation for technological due diligence. We have identified a number of potential partners for these products, although there can be no assurance that we will be able to enter into any such collaborative arrangement..

Research and Development. Subject to raising additional capital, our research and development strategy in the near future will focus on our consumer product lines to enable the Company to partner with client corporations for commercialization and distribution.

Suppliers

            We currently outsource part of our industrial design and associated prototyping activities. However, the outsourcing of these operations may mean that some degree of risks related to delivery schedules, yields, and other factors are not directly under our control.

Marketing and Sales Organization.

Following the restructuring of our business operations in January 2010, we are primarily engaged in research and development and design activities as well as business development activities with potential client corporations for commercialization and distribution of our oximetry technology.  We intend to pursue joint ventures, OEM type arrangement, research and or sub contractor agreements relating to our oximetry technology with respect to the recreational, military, baby wellness monitoring and sleep monitoring fields. We anticipate that our prospective partners, if any, will take responsibility for manufacturing and sales/marketing of their products that include the oximetry technology component from us.

Patents and Proprietary Information

We currently rely on a combination of patent, trade secret, copyright and trademark law, as well as non-disclosure agreements and invention assignment agreements, to protect proprietary information. However, such methods may not afford complete protection and there can be no assurance that other competitors will not independently develop such processes, concepts, ideas and documentation. As of March 2010, we hold twelve patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our unique sensors for radiance based diagnostics using pulse oximetry. Although we believe that our existing issued patents provide a competitive advantage, there can be no assurance that the scope of our patent protection is or will be adequate to protect our technologies or that the validity of any patent issued will be upheld in the future.

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

Employees

As of December 31, 2009, we had 15 employees working on a full time basis. However, following the entry in January 2010 into the license for our oximetry technology for the medical field we reduced our workforce.  Accordingly, as of March 29, 2010, we had six employees. None of these employees are subject to collective bargaining agreements.

Beginning July 2008 and continuing through December 2009, we deferred salaries and benefits with respect to our executive management and subsequently we applied this policy with respect to our employees, along with the reduction in headcount described above, in an effort to reduce operating expenses and conserve our cash resources. This policy was implemented with the consent of the employees.

Competition

 We believe that most of the companies that possess oximetry technology are currently offering solutions exclusively in the medical or related market applications. We are not aware of specific entities that have a similar strategy as implemented by the Company to target sports and general wellness markets with their oximetry technology or resultant product offerings. We further believe that the reflective oximetry nature of the Company’s technology is a limiting factor for other entities to operate in non-medical or related market applications.

There are number of companies, some of which are substantially larger than we are and with significantly more resources, that are engaged in manufacturing competing products specifically in the medical market. Our competitors include Nonin Medical Inc. of Plymouth, Minnesota, a privately owned company; and Smiths Medical PM Inc. of Waukesha, WI, which is the designer, manufacturer, and distributor of the BCI(R) brand of patient monitoring equipment which competes with our products.

Within the last few years several Chinese based medical device manufacturers extended their share of the homecare medical market and have become direct competitors to a number of our medical products. Their pricing models have significantly impacted this market and in particular under the current economic conditions being experienced across world wide markets.

Governmental Regulations

The manufacture and sale of the PulseOx products by the Licensee are subject to extensive regulation by numerous governmental authorities, principally by the FDA and corresponding foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder. The PulseOx 5500TM and PulseOx 7500TM are sold in the United States and are subject to the FDA's standards and procedures for the manufacture of medical devices and our facilities are subject to inspection by the FDA for compliance with such standards and procedures. These regulations will be equally applicable to the new medical products that utilize our technology— PulseOx 60000TM and PulseOx 6100TM.

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

AVAILABLE INFORMATION

Our Internet websites are located at http://www.spomedical.com and www.spobaby.com. This reference to our Internet websites do not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

The public may read and copy any materials we file with the Securities and Exchange Commission ("SEC") at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Rooms by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC's Internet website is located at http://www.sec.gov ..

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

RISKS RELATED TO OUR BUSINESS

WE NEED ADDITIONAL FINANCING TO REALIZE OUR BUSINES PLAN AND FAILURE TO OBTAIN ADEQUATE FINANCING COULD LEAD TO THE FINANCIAL AND OPERATING FAILURE OF OUR COMPANY IN THE FUTURE.

We believe that our existing cash resources are insufficient to enable us to maintain operations as presently conducted and meet our obligations as they come due, as well pay outstanding loans which are currently due and payable. We will not be able to maintain operations as presently conducted beyond June 30, 2010 unless we raise additional funds or generate fees, whether through the issuance of our securities, licensing fees for our technology or otherwise. If we are unsuccessful in these efforts, we may consequently  have to cease operations entirely.  Without adequate funding, we also may not be able to accelerate the development and deployment of our products, respond to competitive pressures, develop new or enhanced products. At the present time, we have no commitments for any financing, and there can be no assurance that capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders.   Any failure to achieve adequate funding will delay our development programs and product launches and could lead to abandonment of one or more of our development initiatives, as well as prevent us from responding to competitive pressures or take advantage of unanticipated acquisition opportunities. In addition to a number of outstanding amounts owed to suppliers and professional service providers, as at December 31, 2009 we owe approximately $1,135,000 on outstanding notes that we issued in April 2005 and July 2006. We currently do not have the capital resources from which to pay these amounts.

Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations.

Even if we raise funds to address our immediate working capital requirements, we also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. In addition, the deterioration in the general economic environment that began in 2008 and continued into 2009 further complicates our capital raising efforts.

These conditions raise substantial doubt as to our ability to continue as a going concern and may make it more difficult for us to raise additional capital when needed. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

FUTURE ECONOMIC CONDITIONS IN THE U.S. AND GLOBAL MARKETS MAY HAVE A MATERIAL ADVERSE IMPACT ON OUR BUSINESS AND FINANCIAL CONDITION THAT WE CURRENTLY CANNOT PREDICT.

The U.S. and other world economies are slowly recovering from a recession which began in 2008 and extended into 2009. While economic growth has resumed, it remains modest and the timing of an economic recovery is uncertain. There are likely to be significant long-term effects resulting from the recession and credit market crisis, including a future global economic growth rate that is slower than what was experienced in recent years. Unemployment rates remain high and businesses and consumer confidence levels have not yet fully recovered to pre-recession levels. In addition, more volatility may occur before a sustainable, yet lower, growth rate is achieved. This could result in an unfavorable market for us to license our core technologies for the non medical market, thereby likely harming our business, results of operations and financial conditions.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES AND NEGATIVE OPERATING CASH FLOWS IN THE FUTURE.

Our accumulated deficit was approximately $16.3 million as at December 31, 2009. We expect our operating losses to continue as we continue to expend resources to further develop and enhance our technology offering, to complete prototyping for  proof-of-concept, obtain regulatory clearances or approvals as required, expand our business development activities and finance capabilities and conduct further research and development We also expect to experience negative cash flow in the short-term until licensing revenues become available through the implementation of the Company’s technology via client corporations for commercialization and distribution of products that include our technology.

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

The defense of patent infringement suits is costly and time-consuming and their outcome is uncertain. In addition, our limited financial resources may limit our ability to defend our granted patents, if challenged. An adverse determination in litigation could subject us to significant liabilities, require us to obtain licenses from third parties, or restrict or prevent us from selling our products in certain markets. Although patent and intellectual property disputes are often settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. Furthermore, the necessary licenses may not be available to us on satisfactory terms, if at all. Thus, as discussed above, if third party patents cover any aspect of our products or processes, then we may lack freedom to operate in accordance with our business plan.

As of March 2010, we have been issued twelve United States patents. One or more of the patents for our existing or future products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

Our technology offering is based on new methods of reflective pulse oximetry. If products that include our technology do not achieve significant market acceptance, our royalties from sales will be limited and our financial condition may suffer. To date, few independent studies regarding our technology have been published. The lack of independent studies limits the ability of potential OEM/licensing partners to compare products that include our technology within to conventional products.

OUR LIMITED BUSINESS DEVELOPMENT AND MARKETING EXPERIENCE MAKES OUR REVENUE UNCERTAIN.

We are responsible for business development and marketing our oximetry technology offering. We have relatively limited experience in business development and marketing and only have one internal person responsible for these tasks. In order to successfully continue to promote our technology offering, we must partner with client corporations for commercialization and distribution of products that include our technology. We may not be able to successfully reach agreements with client corporations for commercialization and distribution of products that include our technology. In addition, we compete with other companies that have experienced and well-funded marketing and sales operations. If we enter into a marketing arrangement with a third party, any revenues we would receive will be dependent on this third party, and we will likely be required to pay a sales commission or similar compensation to this party. The efforts of these third parties for the marketing and sale of products that include our technology within may not be successful.

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

THE AVAILABILITY OF THIRD-PARTY REIMBURSEMENT FOR OUR PRODUCTS VIA OUR LICENSEE IS UNCERTAIN, WHICH MAY LIMIT CONSUMER USE AND THE MARKET FOR OUR PRODUCTS.

In the United States and elsewhere, sales of medical products are dependent, in part, on the ability of consumers of these products to obtain reimbursement for all or a portion of their cost from third-party payors, such as government and private insurance plans. Any inability of patients, hospitals, physicians and other users of products that include our technology to obtain sufficient reimbursement from third-party payors for our products, or adverse changes in relevant governmental policies or the policies of private third-party payors regarding reimbursement for these products, could limit the marketability of these products. We are unable to predict what changes will be made in the reimbursement methods used by third-party health care payors. Moreover, third-party payors are increasingly challenging the prices charged for medical products and services, and some health care providers are gradually adopting a managed care system in which the providers contract to provide comprehensive health care services for a fixed cost per person. Patients, hospitals and physicians may not be able to justify the use of products that include our technology by the attendant cost savings and clinical benefits that we believe will be derived from the use of such products, and therefore may not be able to obtain third-party reimbursement.

Reimbursement and health care payment systems in international markets vary significantly by country and include both government sponsored health care and private insurance. Our Licensee may not be able to obtain approvals for reimbursement from these international third-party payors in a timely manner, if at all. Any failure to receive international reimbursement approvals could have an adverse effect on market acceptance of products that include our technology in the international markets in which approvals are sought.

OUR SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN SCIENTIFIC, TECHNICAL, MANAGERIAL AND FINANCE PERSONNEL.

Our ability to operate successfully and manage our future growth depends in significant part upon the continued service of key scientific, technical, managerial and finance personnel, as well as our ability to attract and retain additional highly qualified personnel in these fields. We may not be able to attract and retain key employees when necessary, which would limit our operations and growth. In addition, if we are able to successfully develop and commercialize our technology, we will need to hire additional scientific, technical, marketing, managerial and finance personnel. We face intense competition for qualified personnel in these areas, many of whom are often subject to competing employment offers.

WE ARE SIGNIFICANTLY INFLUENCED BY OUR DIRECTORS, EXECUTIVE OFFICERS AND THEIR AFFILIATED ENTITIES.

Our directors, executive officers and entities affiliated with them beneficially owned an aggregate of approximately 23% of our outstanding Common Stock as of March 29, 2010. These stockholders, acting together, would be able to exert significant influence on substantially all matters requiring approval by our stockholders, including the election of directors and the approval of mergers and other business combination transactions.

THERE IS NO ESTABLISHED MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED

Since October 8 2007, our Common Stock has been quoted on the over-the-counter Bulletin Board under the symbol ”SPOM". The Bulletin Board is a centralized quotation service that collects and publishes market maker quotes in real time. Because our stock trades on the Bulletin Board, rather than on a national securities exchange this may affect the liquidity of our Common Stock. Prior to such date, our Common Stock was quoted on the “Pink Sheets”.

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

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK

As of March 29, 2010, we had 50 million authorized shares of Common Stock, of which 25,183,007 shares of our Common Stock were issued and outstanding as of such date. An additional 6,098,701 shares have been reserved for issuance upon exercise or conversion of outstanding options, warrants and convertible securities. Many of the those options, warrants and convertible securities contain provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event or the exercise or conversion of any of the options, warrants or convertible securities described above would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

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

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to do a comprehensive evaluation of its internal control over financial reporting. Our independent auditors will be required to issue an opinion on management’s assessment of those matters for our annual report on Form 10-K for our fiscal year ending December 31, 2010. The rules governing the standards that must be met for management to assess our internal controls over financial reporting are relatively new and complex and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. It is possible that, as we prepare for this audit, we could discover certain deficiencies in the design and/or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data. We have invested and will continue to invest significant resources in this process. Because an audit of our internal controls has not been required to be reported in the past, we are uncertain as to what impact a conclusion that deficiencies exist in our internal controls over financial reporting would have on the trading price of our common stock.

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

  ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

 We do not own any real property.

Through December 31, 2009, our corporate headquarters were located at Beit Hapa’amon, Suite 209, at 20 Hata’as Street in Kfar Saba, Israel. We leased approximately 1,250 square feet at that location at a monthly rental amount of $700.

In January 2010, we relocated our corporate headquarters to Hagavish 3 Street,, Kfar Saba, Israel. We lease approximately 250 square feet in Kfar Saba, Israel which are the administrative offices for our subsidiary SPO Ltd.

In addition, we also lease approximately 1615 square feet in Kiryat Malachi, Israel which is used by SPO Ltd. for the research and development activities under a lease that expires in August 2011 The aggregate monthly rental payment for both of the leases in Israel are approximately $1,600.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	LOW	HIGH
Year Ended December 31, 2009
First Quarter	$0.10	$0.45
Second Quarter	$0.08	$0.30
Third Quarter	$0.04	$0.35
Fourth Quarter	$0.07	$0.39

Year Ended December 31, 2008
First Quarter	$0.41	$0.90
Second Quarter	$0.45	$1.01
Third Quarter	$0.37	$0.70
Fourth Quarter	$0.06	$0.80

As of March 29, 2010, there were approximately 142 holders of record of our Common Stock. We believe that a number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the exact number of beneficial owners of our stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any securities during the three months ended December 31, 2009.

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

Beginning July 2008 and continuing through December 2009, we deferred salaries and benefits with respect to our executive management and subsequently we applied this policy with respect to our employees, along with the reduction in headcount, in an effort to reduce operating expenses and conserve our cash resources. As part of the restructure of our business we decided to focus our business efforts on developing our core technology for the non-medical market. In furtherance of this plan, in January 2010, our wholly owned subsidiary SPO Ltd. (“Ltd”) entered into an Alliance and License Agreement dated as of December 1, 2009 with an entity owned and controlled by our Chief Technical Officer. Under the terms of the license agreement, the PulseOx medical product line discussed in further detail is being marketed by the Licensee in the medical field.  Under the license agreement, all worldwide sales, marketing and all existing inventory and manufacturing of the PulseOx line in the medical field was transferred to the Licensee in consideration of  $200,000 in cash and the Licensee’s (and its affiliates) agreement to pay to Ltd royalties derived from these products in agreed upon amounts.

 Following the license agreement, we are primarily engaged in developing and licensing our technology to third parties for integration with products in the recreational, military, baby wellness monitoring and sleep monitoring fields. Following our entry into the license agreement, we have restructured our business and ceased all operating activities formerly conducted with respect to the manufacture and marketing of our PulseOx product line to the medical market and we intend to pursue joint ventures, OEM type arrangements, research and or sub contractor agreements relating to our oximetry technology with respect to the recreational, military, baby wellness monitoring and sleep monitoring fields.

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

We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements and to realize our business plan as well as pay outstanding loans in the approximate amount of $ 1.1 million, which are currently due and payable. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in July 2008, we have significantly curtailed our non-essential product design and development, marketing activities and reorganized our product manufacturing and delivery system to “just-in-time” arrangements. We have terminated certain product development plans. During 2008 we deferred part of management and employee salaries and benefits. As of March 29, 2010, we had 6 employees working on a full-time basis. If we are unable to raise capital on an immediate basis, it may be necessary to for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Commencing January 2010, revenue generation will be principally from OEM and licensing agreements which will be recognized upon delivery of services through such agreements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2009 (the “2009 Period”) AND THE YEAR ENDED DECEMBER 31, 2008 (the “2008 Period”)

REVENUES. Revenues for the 2009 Period and 2008 Period were derived primarily from our PulseOx 5500, Check Mate and the PulseOx 7500 products. Revenues for the 2009 Period were $1,047,000 compared to $2,759,000 for the 2008 Period.   The decrease in revenues for the 2009 Period is attributable to the combined effect of a decrease in the volume of unit sales together with a reduction of the per unit price attributable to the economic difficulties currently prevailing in our principal market, the United States and the entry into the United States market of a significant number of relatively low cost products, primarily form China. We have, as of December 2009, discontinued the operations that gave rise to these revenues, as discussed in Item 1.

COSTS OF REVENUES. Costs of revenues for the 2009 Period were $632,000 compared to $1,839,000 for the 2008 Period. Cost of revenues include all costs related to manufacturing products and services and consist primarily of direct material costs, shipping and salaries and related expenses for personnel. The principal reason for the decrease in cost of revenues as a percentage of revenues, from 67% in 2008 Period compared with 60% in 2009 Period is due to the write off of inventory of raw materials in the fourth quarter of 2008 in the amount of $295,000 that was considered not recoverable.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net consist primarily of expenses incurred in the design, development and testing of our products net of government grants and participation by others. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses, net for the 2009 Period were $414,000 compared to $1,179,000, for the 2008 Period. The research and development expenses, net in the 2009 Period were reduced primarily due to grants from the Office of the Chief Scientist of the Government of Israel (“OCS”), on the amount of $262,000 which we recognized in 2009 along with the reduce in the number of employees and related compensation costs and the reduction in investment and ceasing of certain of our development projects. The decrease in research and development expenses, net during 2009 as compared to 2008 is primarily attributable to our concerted efforts to control costs.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to employees engaged in sales and marketing activities, promotion, sales support, travel and related expenses. Selling and marketing expenses for the 2009 Period were $132,000 compared to $567,000 for the 2008 Period. The decrease was primarily due to reduce in the number of employees and related compensation and the reduction of travel expenses and expenses related to resellers support and consulting fees.

GENERAL AND ADMINISTRATIVE EXPENSES . General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the 2009 Period and the 2008 Period were $834,000 and $1,614,000, respectively. The decrease in general and administrative expenses primarily resulted from the following (i)charge in the fourth quarter of 2008 for the provision for doubtful debts in the amount of $203,000 and its partial recovery in the amount of $58,000 net, in 2009, (ii) reduction in the expenses recognized in respect of investor relations in the amount of $182,000 (iii) reduction of stock based compensation expenses on the amount of $134,000 and (iv)reduction in employees related compensation in the amount of $142,000.

RESTRUCTURING EXPENSES AND RESTRUCTURING OF DEBT (INCOME) At the end of 2009, we determined that it is not probable that  $262,000 of provision in excess of seven years and that was originally recorded following the Company’s reverse merger with United Diagnostics in 2005 would be paid. Additionally, in December 2009, we reached an understanding with our non-executive directors pursuant to which the outstanding directors fees owing to such persons was waived in consideration of the issuance to them of warrants to purchase, in the aggregate, 100,000 shares of the Company’s Common Stock at a per share exercise price of $0.08. The warrants are exercisable through January 17, 2015.At the end of the year, we agreed with our corporate counsel to restructure the monthly retainer amounts paid to them as remuneration for legal services. We recorded other income in the amount of $225,000 regarding these understandings

In January 2010, we completed a restructuring plan in an attempt to focus primarily on licensing our core technology for non-medical market applications. The restructuring plan included a reduction of our corporate and manufacturing workforce and entering into an alliance and license agreement as discussed. Going forward, we intend to operate primarily as a development and licensing entity.

 In connection with the restructuring, we reached settlement agreements with former employees and recorded other income in the amount of $33,000.

In the last half of the 2008 Period, we reduced the number of employees, primarily those engaged in research and development. As a result of these cost cutting measures, we separately recognized certain accrued expenses in the amount of $81,000 relating to the termination of these employees.

OTHER INCOME. On January 26, 2010, our wholly owned subsidiary SPO Ltd. entered into an Alliance and License Agreement dated as of December 1, 2009 with an entity owned an controlled by the Company’ Chief Technical Officer. Under the agreement, the PulseOx medical product line will henceforth be marketed by the Licensee.  Under the license agreement, all worldwide sales, marketing and all existing inventory and manufacturing of the PulseOx line has been transferred to the licensee in return for $200,000 in cash and the Licensee’s (and its affiliates) agreement pay to Ltd royalties derived from these products in agreed upon amounts. In connection therewith, the Company’s Chief Technical Officer forgave amounts payable to him relating to his employment. We recorded other income in the amount of $224,000 regarding this Agreement.

FINANCIAL EXPENSES, NET. Financial expenses net, for the 2009 Period and 2008 Period were $263,000 and $680,000, respectively. The principal expenses comprising the financial expenses were:- (i) non cash amortization of loan discounts  and issuance of shares to financial service provider - $29,000 in 2009 compared to $257,000 in 2008 (ii)exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Shekel (“NIS”) on  liabilities denominated in NIS held by the subsidiary- $102,000 in 2009 compared to $187,000 in 2008 (iii)  one time non cash expenses relating to the issue of warrants for the conversion to equity of certain loan notes and accrued interest thereon - $105,000 in 2008 and (vi) interest in respect of debt instruments issued by the Company between April 2005 and October 2006 in the amount of $112,000 in 2009 compared to $123,000 in 2008.

NET LOSS. For the 2009 Period and 2008 Period we had a net loss of $477,000 and $3,201,000, respectively. The decrease in net loss during the 2009 Period is primarily attributable to the restructure of our business operations that was aimed at curtailing operating costs.

LIQUIDITY AND CAPITAL RESOURCES

As at December 31, 2009, we had cash and cash equivalents of $386,000 compared to $263,000 as at December 31, 2008.

We generated positive cash flow from operating activities of approximately $132,000 during the 2009 Period compared to negative cash flow of $1,158,000 for the 2008 Period. The primary source of the increased cash flows resulted from the receipts in 2009 of grant from the OCS as well as the contribution from cost savings in the period.

In December 2005 we completed the private placement to certain accredited investors that we commenced in April 2005 for the issuance of up to $1,544,000 of units of our securities, with each unit comprised of (i) our 18 month 6% promissory note (collectively, the "April 2005 Notes") and (ii) three year warrants to purchase up to such number of shares of our Common Stock as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85 (collectively the "April 2005 Warrants"). We and the holders of $1,464,000 in principal amount of the April 2005 Notes subsequently agreed to (a) extend the maturity term of the April 2005 Notes through March 26, 2008, (b)extend  the exercise period of the April 2005 Warrants from three to five years with an expiration date of September 26, 2010 and adjust the per share exercise price to $0.60 and (c) increase  the interest rate on the amounts outstanding under the April 2005 Notes to 8% per annum, effective July 12, 2006. Holders of notes in the principal amount of $125,000 that agreed to the extension of the maturity date on the notes , have since exercised their warrants and converted the interest accrued there on into common stock; and a holder of an April 2005 Note in the principal amount of $50,000 was repaid.  The Amendment also provided that if we subsequently issue shares of our Common Stock at an effective per share exercise price less than that of the adjusted per share exercise price of the April 2005 Warrants during the adjusted exercise period, then the exercise price thereof is to be reduced to such lower exercise price, except for certain specified issuances. All of the extended notes, matured on March 26, 2008. On December 31, 2009 the Company and the last holder of $30,000 who did not sign the Amendment agreed to extend the note’s maturity date to December 31, 2011 in consideration of the issuance of warrants to purchase up to 50,000 shares of the of the Company’s common stock, at a per share exercise price of $0.01 exercisable for a period of three years.

In March 2008, we offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes, to the exercise price of the April 2005 Warrants, thereby exercising these warrants, and to convert into Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders who accepted this offer were issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants will be exercisable over three years at an exercise price of $0.60. As of December 31, 2009, the holders of approximately $439,000 in principal amount have agreed to apply the principal amount owed to them to the exercise price of the April 2005 Warrants. Accordingly, approximately $520,000 in amounts owed under the 2005 Notes have been converted into equity and, accordingly, an aggregate of 866,528 shares of our Common Stock have been issued upon exercise of the April 2005 Warrants and conversion of the interest owing on the April 2005 Notes. Under the terms of the offer, new warrants for 216,636 share of our Common stock have been issued to these April 2005 Note holders, exercisable over three years from the date of issuance. Three note holders of the principal amount of $200,000 have agreed to extend their loan for a further 24 months and we agreed to pay to them the interest accrued through the original maturity date of March 26, 2008 in the aggregate amount of $40,000. Under the terms of the agreement with the extending note holders, we will issue to the extending holders new warrants for an aggregate of 50,000 shares of our Common stock, which warrants are exercisable for three years from issuance and contain the same operative terms, including exercise price, as the warrants that were originally issued in connection with the issuance of the April 2005 Notes. We have been informed by the holders of $300,000 in principal amount of their election to not accept our offer, of which $250,000 of principal and the accrued interest thereon has been repaid as of the date of the filing of this quarterly report. On February 5, 2009, we agreed with one of the note holders to repay $25,000 in principal over a number of payments during 2009 and to convert accrued interest to 26,500 shares of common stock. On March 15, 2010, we agreed with a holder of an April 2005 Note in the principal amount of $50,000 to extend the note’s maturity date to September 15, 2010 and, in consideration thereof, we agreed to pay the holder total amount of $45,000, of which $15,000 was paid and $5,000 is to be paid on the 15th day of each month commencing April 15, 2010.

In July 2006, we commenced a private placement of units of our securities, with each unit comprised of (i) our 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which we raised $550,000 (the maximum amount that could be raised from this offering). Under the terms of the offering, the principal and accrued interest is due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25,000 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any the offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. During 2007, we offered to the holders of the notes to convert the principal and accrued interest into shares of the Company’s Common Stock at a per share conversion price of $0.90. As of March 29, 2010, the holders of $238,000 of the principal amount agreed to convert the principal and accrued interest thereon into shares of our Common Stock. We repaid to note holders the principal amount of $75,000 and the accrued interest thereon. On December 31, 2009 the Company and a holder of a Loan Notes in the principal amount of $150,000 agreed to extend the note’s maturity date to December 31, 2011 in consideration of the issuance of warrants to purchase up to 50,000 shares of the of the Company’s common stock, at a per share exercise price of $0.01 exercisable for a period of three years.  We already paid the holder $84,000 on account for the amount owed to him. We have not made the scheduled payment on the principal amount of $87,000 that remains due and owing under the notes that have not been converted and, accordingly, under the terms of such notes, we are in default.  As of the March 29, 2010, approximately $222,000 in respect of the principal and accrued interest on these notes remains outstanding.

We need to raise additional funds in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $1.1 million and to realize our restructured business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in July 2008 we significantly curtailed our non-essential product design and development, marketing activities and reorganized our product manufacturing and delivery system to “just-in-time” arrangements. We have terminated certain product development plans. During 2008 and 2009, we deferred part of management and employee salaries and benefits. As of December 31, 2009, we had 15 employees working on a full-time basis. Following the restructure of our business, we have 6 employees as of March 29, 2010. As noted above, in our restructured operations, we intend to pursue joint ventures, OEM type arrangement, research and or sub contractor agreements relating to our oximetry technology with respect to the recreational, military, baby wellness monitoring and sleep monitoring fields. If we are unable to raise capital through a financial raise or joint-venture type of agreement in the near term, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

Additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting Standards Code (ASC) 105 establishes the Financial Accounting Standards Board Accounting Standards Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the Financial Accounting Standards Board (“FASB”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Codification supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In October 2009, the Financial Accounting Standards Board (FASB) issued “Accounting Standards Update (“ASU”) 2009-13 Multiple Deliverable Revenue Arrangements a consensus of EITF” (formerly topic 08-1) an amendment to ASC 605-25. The update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments in this update also will replace the term “fair value” in the revenue allocation guidance with the term “selling price” in order to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant. The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable's selling price. The update will be effective for revenue arrangements entered into or modified in fiscal year beginning on or after June 15, 2010 with earlier adoption permitted. The adoption of this update is not expected to have material impact on the Company’s consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 7 is included following the "Index to Consolidated Financial Statements" contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer, who serves as our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

During the course of 2009 we affected a series of reductions in workforce that caused the number of our employees to drop from 22 as of December 31, 2008, to 15 as of December, 2009 with a further reduction to 6 persons after restructuring and entering into agreement with Licensee. As a result of this decline, we were unable to ensure a proper segregation of duties amongst different employees. This had an effect on our internal controls over financial reporting, primarily in the authorization, monitoring and segregation of duties.

With the restructuring and agreement with Licensee, we have revised and improved our internal control processes.  As a result, management concluded that our internal controls over financial reporting were effective as of December 31, 2009.  Other than actions we have taken to remedy the weakness identified above, there were no material changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, has, with the assistance of external advisor and our audit committee, conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, management employed the framework incorporated under the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework.. Based on use of this framework, management believes that, as of December 31, 2009, the Company’s internal control over financing reporting is effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

 None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

The individuals who serve as our executive officers and directors are:

NAME	AGE	POSITION
Michael Braunold	50	President, Chief Executive Officer and Director
Israel Sarussi	59	Chief Technology Officer
Pauline Dorfman	45	Director (1)
Sidney Braun	50	Director (1)

(1)	Audit Committee and Compensation Committee Member.

The business experience, principal occupations and employment, as well as the periods of service, of each of our directors and executive officers during at least the last five years are set forth below.

MICHAEL BRAUNOLD has been Chief Executive Officer of SPO Ltd. since March 1998 and the President and Chief Executive Officer of the Company since May 18, 2005. Prior to March 1998, Mr. Braunold was Senior Director of Business Development at Scitex Corporation Ltd., a multinational corporation specializing in visual information communication. In such capacity, Mr. Braunold played a strategic role in managing a team of professionals assigned to M&A activities. During his 12-year tenure at Scitex, he held various positions within the worldwide organization, including a period in the United States as Vice President of an American subsidiary of Scitex specializing in medical imaging. From March 2000 through September 2000, Mr. Braunold was also the Chief Executive Officer and Chairman of Ambient Corporation, a Delaware company, that specializes in the implementation of a proposed comprehensive high-speed communication infrastructure that is designed to utilize existing electrical power distribution lines as a high-speed communication medium. Mr. Braunold served as a director of Amedia Networks, Inc. (formerly TTR Technologies, Inc.) from February 2000 through August 2002. Mr. Braunold obtained a Bachelor of Science degree with honors in Engineering and Management Sciences from Imperial College Business School, London. Mr. Braunold as Chief Executive Officer of the company along with his seasoned corporate experience makes him well suited to confront the challenges our company faces.

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

PAULINE DORFMAN has served as a director since April 21, 2005. Since January 2001 Ms. Dorfman, a qualified chartered accountant and chartered business valuator, has been a consultant that assists government, commercial business, law and accounting firms in the area of valuations, forensic investigations, litigation support and dispute resolution. Ms. Dorfman specializes in conducting analysis and financial investigations in connection with valuations for various purposes such as international development disputes, income tax, estate planning, matrimonial disputes, and economic damage quantification for breach of contract and insurance related matters such as expropriations, business interruptions and personal injuries. Prior to this assignment, Ms. Dorfman worked for 10 years with the Toronto Dominion Bank in the finance and commercial lending areas analyzing the financial risk of various bank investments and strategies, assisting in the development of new bank products, developing accounting policies and controls and meeting the external and internal financial reporting requirements of the bank.  Ms. Dorfman’s accounting and corporate financial market experience makes her well suited to address the accounting related matters we face.

SIDNEY BRAUN has served as a director since April 21, 2005. From June 2004 to September 2006, Mr. Braun has served as the President and Chief Operating Officer for Med-Emerg International Inc. (MEII), a company incorporated in the Province of Ontario..Since September 2006, Mr. Braun is also a director of Romlight International (USA) Inc., a developer and manufacturer of electronic ballasts and Romlight International (Canada) Inc. Since June 2009, Mr. Braun has served on the board of directors of AIM Health Group, a publically listed company on TSVX and as a member of their Audit Committee. Mr. Braun has extensive experience in commerce both in North America and Europe, including manufacturing, distribution and trading. Prior to his position at MEII and Romlight, Mr. Braun worked for 7 years as an independent consultant to several large state-owned corporations from the former Eastern European block on developing business strategies and adapting to new working conditions in western markets. In addition, Mr. Braun developed expertise in emerging financial markets in Europe and introduced several companies to the UK and German capital markets. Mr.Braun’s wide experience both as an entrepreneur and in the finance markets affords the company access to wide array of prospective financing parties.

Resignation

Mr. Jeff Feuer resigned form his position as Chief Financial Officer as of December 24, 2009. Mr. Feuer held this position since July 14, 2005.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2009, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements except that each of our non-employee directors, Mr. Sidney Braun and Ms. Pauline Dorfman, failed to timely file a Form 4 with respect to the award to each of them of on December 31, 2009 of non-plan warrants to purchase up to 50,0000 shares of our Common Stock in consideration of the waiver by each of $32,500 in director fees owing to them. Each director has disclosed these awards in a Form 5 filed on March 26, 2010.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation for the last fiscal year awarded to, earned by, or paid to our Chief Executive Officer, the other most highly paid executive officer serving as such at the end of 2009 whose salary and bonus exceeded $100,000 for the year ended December 31, 2009 and one individual for whom disclosure would have been  one of our two most highly compensated executive officers as of year end, but for the fact that he was no longer serving as an executive officer as of the end of the fiscal year (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($) (1)		All Other Compensation ($)		Total ($)
MICHAEL BRAUNOLD	2008	$216,696	(2)	—	23,300		$39,607	(3)	$279,603
President and Chief Executive Officer	2009	$180,113	(4)	—	—		$62,761	(5)	$242,874

ISRAEL SARUSSI	2008	$219,963	(6)	—	—		$41,549	(7)	$261,512
Chief Technology Officer	2009	$180,176	(8)	—	—		$68,016	(9)	$248,192

JEFFREY FEUER	2008	$167,806	(11)	—	101,623		$36,192	(12)	$305,621
Former Chief Financial Officer (10)	2009	$135,934	(13)		$59,828	(14)	$117,272	(15)	$313,034

(1)
Amounts shown do not reflect compensation actually received by the named executive officer. The amounts in the Option Awards column reflect the dollar amount recognized as compensation cost for financial statement reporting purposes for the fiscal years ended December 31, 2009 and 2008, in accordance with ASC 718 for all stock options granted in such fiscal years. The calculation in the table above excludes all assumptions with respect to forfeitures. There can be no assurance that the amounts set forth in the Option Awards column will ever be realized. A forfeiture rate of zero was used in the expense calculation in the financial statements.

(2)	Of this amount, $163,223 was paid in 2008 and $53,473 is being deferred. This deferred amount has been accrued in full at December 31, 2008. See “Michael Braunold” below.

(3)
Reflects payments made by us in connection with a leased automobile and related benefits ($14,976) and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($24,631).

(4)	Of this amount, $88,865 was paid in 2009 and $48,785 is being deferred. The balance of $42,463 has been waived. See “Michael Braunold” below

(5)
Reflects payments made by us in connection with a leased automobile and related benefits ($13,292) and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($49,469).

(6)
Of this amount, $166,490 was paid in 2008 and $53,473 was deferred (as of July 2008). This deferred amount has been accrued in full as at December 31, 2008. Effective December 1, 2009, the accrued amount has been forgiven. See “Israel Sarussi” below.

(7)
Reflects payments made by us in connection with a leased automobile and related benefits ($18,206) and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($3,496).Of this amount, $19,847 was deferred as of July 2008. Effective December 1, 2009, the accrued amounts have been forgiven. See “Israel Sarussi” below.

(8)
Of this amount, $88,929 was paid in 2009 and $48,784, was deferred. The balance of $42,463 has been waived. Effective December 1, 2009, the accrued amount has been forgiven. See “Israel Sarussi” below.

(9)
Reflects payments made by us in connection with a leased automobile and related benefits ($15,685) and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($16,117) Of this amount, $36,215 was deferred as of July 2008. Effective December 1, 2009, the accrued amount has been forgiven. See “Israel Sarussi” below.

(10)	Mr. Feuer resigned from all positions held with us as of December 24, 2009.

(11)
Of this amount, $137,704 was paid in 2008 and $30,102 was deferred. This deferred amount has been accrued in full as at December 31, 2008. Pursuant to the agreement entered into with Jeff Feuer in January 2010, the deferred amount was subsumed into the payments being made to him. See “Jeff Feuer” below.

(12)
Reflects payments made by us in connection with a leased automobile and related benefits ($17,605) and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($3,608). Of this amount, $14,979 was deferred as of July 2008. This deferred amount has been accrued in full as at December 31, 2008 and since forgiven, effective December 24, 2009. through the resignation of Mr. Feuer (see footnote 15).

(13)
Of this amount, $97,399 was paid through December 24, 2009. Pursuant to the agreement entered into with Jeff Feuer in January 2010, the balance of $38,535 is being subsumed into the payments being made to him periodically through January 2015. See “Jeff Feuer” below.

(14)
In connection with the termination of Mr. Feuer’s employment, the exercise period with respect to previously granted options to purchase up to 469,000 shares of our common stock has been extended to December 31, 2014. Additionally, in connection with the termination, Mr. Feuer was awarded options for an additional 200,000 shares of the Company’s Common Stock at a per share exercise price of $0.01 and exercisable through December 2014. The expense we recorded for the extension of the exercise period for the previously granted options amounted to $36,842 and the fair value of the newly granted options amounted to $22,986. See “Jeff Feuer” below.

(15)
Includes $22,549 paid by us in connection with a leased automobile and related benefits while Mr. Feuer was still employed by the company. The other amounts are being made in connection with the agreement entered into with Mr. Feuer in December 2009 pursuant to which he resigned from the Company. See “Jeff Feuer” below.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning unexercised options and stock that has not vested for each of our executive officers named in the Summary Compensation Table that are outstanding as of December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END  DECEMBER 31, 2009

Name	Number of Securities Underlying Unexercised Options (#)(1) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercsied Unearend Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael Braunold	250,000				$0.60	12/22/2015
	200,000		—	—	0.13	12/05/2018

Jeffrey Feuer (2)	120,000				$0.60	12/24/2014
	100,000				0.78	12/24/2014
	249,000				0.13	12/24/2014
	200,000	(3)			0.01	12/24/2014

Israel Sarussi	—	(4)	—	—	—	—

(1)	Options were issued under our 2005 Equity Incentive Plan and are fully vested.
(2)	Mr. Feuer resigned from all positions with our company on December 24, 2009.
(3)	Refers to warrants issued to Mr. Feuer in December 2009 upon his resignation from our Company.
(4)	Does not include warrants for 446,383 shares of our Common Stock issued to Mr. Sarussi on April 21, 2005 in exchange for warrants in SPO Ltd held prior to Acquisition Transaction

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

MICHAEL BRAUNOLD. On May 18, 2005, we entered into an employment agreement with Michael Braunold, pursuant to which he serves as our Chief Executive Officer and President. On such date, Mr. Braunold and SPO Ltd., entered into an employment agreement pursuant to which Mr. Braunold serves as SPO Ltd.'s Chief Executive Officer. Each of the agreements with us and SPO Ltd. continues in effect through May 18, 2010; thereafter, the agreement and is automatically renewable for successive two year terms unless we or Mr. Braunold indicate in writing, upon 90 days prior to the scheduled termination of the term that such party does not intend to renew the agreement. Mr. Braunold is currently entitled to a monthly salary of $13,250 under the agreement with SPO Ltd. However, in order to reduce operating expenses and conserve cash, since July 2008 Mr. Braunold has been deferring a part of his salary and social benefits due thereon until such time as our cash position permits payment of salary in full without interfering with our ability to pursue our plan of operations, and, as of December 31, 2009, such deferred amount totaled an aggregate of $155,053. The agreements may be terminated by Mr. Braunold for any reason on 60 days written notice or for Good Reason (as defined in the employment agreement) or by us for Just Cause (as defined in the employment agreement) or for any other reason. In the event of a termination by Mr. Braunold for Good Reason or by us for any reason other than Just Cause, we are to pay Mr. Braunold an amount equal to (i) if such termination occurs during the initial term of the agreement, the base salary then payable, if any, for the longer of (a) the period from the date of such termination to the end of the initial term as if the agreement had not been so terminated and (b) twelve months and (ii) if such termination occurs after the initial term, the base salary then payable, if any, for a period of twelve months as if the agreement had not been so terminated. Mr. Braunold is not entitled to a salary under the agreement with us was granted options in December 2005 under our 2005 Equity Incentive Plan (the “2005 Plan”) to purchase up to 250,000 shares of our Common Stock at a per share exercise price of $0.60, all of which options are currently exercisable. In December 2008, Mr. Braunold was awarded options to purchase up to 200,000 additional shares of Common Stock under the 2005 Plan, at a per share exercise price of $0.13, all of which options were exercisable upon grant.

ISRAEL SARUSSI. In January 1998 SPO Ltd. entered into an employment agreement with Israel Sarussi and which was subsequently amended in 2002 and 2005. Pursuant to the agreement Mr. Sarussi serves as the SPO Ltd.'s Chief Technical Officer. The agreement with SPO Ltd. terminates on the earlier of: (i) Mr. Sarussi's death or disability, (ii) termination by SPO Ltd. without cause upon 12 months written notice; or (iii) termination of Mr. Sarussi with cause. Mr. Sarussi is currently paid a monthly salary of $13,250 under the agreement with SPO Ltd. However, in order to reduce operating expenses and conserve cash, since July 2008 Mr. Sarussi has been deferring a part of his salary and social benefits and, as of December 31, 2009, such deferred amount totaled $151,943. However, in connection with the entry in January 2010 of the license agreement relating to our PulseOx product with an entity owned and controlled by Mr. Sarussi, which agreement was effective as of December 1, 2009, Mr. Sarussi forgave the above referenced deferred amounts.

JEFFREY FEUER. On July 14, 2005, we entered into an employment agreement with Jeffrey Feuer, pursuant to which Mr. Feuer served as our Chief Financial Officer. Previously, on May 15, 2005, Mr. Feuer and SPO Ltd. entered into an employment agreement pursuant to which Mr. Feuer served as SPO Ltd.'s Chief Financial Officer. By its terms, each of the agreements with the Company and SPO Ltd. terminated on the earlier of: (i) Mr. Feuer's death or disability, (ii) termination by the Company or Mr. Feuer without cause upon 6 months written notice or (iii) termination of Mr. Feuer with cause. Mr. Feuer is currently paid a monthly salary of $10,000 under the agreement with SPO Ltd. Mr. Feuer was not entitled to a salary under the agreement with us but was granted options in December 2005 under the Company's 2005 Equity Incentive Plan to purchase 120,000 shares of the Company's Common Stock at a per share exercise price of $0.60, all of which options are currently exercisable. In April 2008, Mr. Feuer was granted options to purchase up to 100,000 additional shares of Common Stock under the 2005 Plan, at a per share exercise price of $0.78 and in December2008, was granted options to purchase up to 249,000 additional shares of Common Stock at a per share exercise price of $0.13, all of which options were exercisable upon grant.

By mutual agreement, effective as of December 24, 2009, Mr. Feuer has resigned from all positions held with the Company.  In connection with his resignation, on December 24, 2009, the Company’s wholly owned subsidiary SPO Ltd and Mr. Feuer entered into an agreement terminating Mr. Feuer’s employment agreement with SPO Ltd. Under the agreement entered into relating to his termination, SPO Ltd.  agreed to remit to Mr. Feuer amounts payable to him under the agreement in the aggregate amount of approximately $88,000, of which approximately $68,000 is payable on a monthly basis of approximately $5,700 per month over a 12 month period between February 2010 and January 2011 and the balance of approximately  $20,000 was paid between January and March 2010. In addition, in a separate agreement entered into between us and Mr. Feuer on December 24, 2009, Mr. Feuer will be able to exercise options for 469,000 shares for our common stock previously granted to him through December 31, 2014. The options are exercisable at per share exercise prices ranging between $0.13 and $0.78. In addition, we awarded to Mr. Feuer options for an additional 200,000 shares of our Common Stock at a per share exercise price of $0.01 and exercisable through December 2014. Each of Mr. Feuer, the Company and SPO Ltd furnished to the other general releases.

Each of these agreements includes certain customary intellectual property development rights, confidentiality and non-compete provisions that prohibit the executive from competing with us for one year, or soliciting our employees for one year, following the termination of his employment.

COMPENSATION OF DIRECTORS

We undertook to pay each outside director $25,000 per annum for service on our Board of Directors in 2009.

The following table summarizes data concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2009.

	Fees Earned	Option
	or paid (1)	Awards($) (2)	Total
Sidney Braun	$—	3,791	$3,791
Pauline Dorfman	$—	3,791	$3,791

(1)
In order to conserve our cash flow, our non-employee directors agreed, in December 2009, to waive $75,000 payable to them in respect of directors fees for 2008 and 2009 in consideration of our issuance to them of warrants to purchase in the aggregate 100,000 shares of our Common Stock at a per share exercise price of $0.08. The warrants are exercisable through December 2014. see footnote (2).

(2)
The amounts in the Option Awards column reflect the dollar amount recognized as compensation cost for financial statement reporting purposes for the fiscal year ended December 31, 2009 in accordance with ASC 718 for all stock options granted in such fiscal year. The calculation in the table above excludes all assumptions with respect to forfeitures. There can be no assurance that the amounts set forth in the Option Awards column will ever be realized. A forfeiture rate of zero was used in the expense calculation in the financial statements. The assumptions used to calculate the fair value of stock option grants under FAS 123R, were: expected holding period of five years, risk free interest rate of 0.5%, no dividend yield and volatility of 273%.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the close of business on March 29, 2010, concerning shares of our common stock beneficially owned by each director and named executive officer, each other person beneficially owning more than 5% of our Common Stock and by all directors and executive officers as a group.

In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of March 29, 2010. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 25,183,007 shares of Common Stock outstanding at March 29, 2010.

	Common Stock Percentage of
Name of Beneficial Owner (1)	Beneficially Owned (2)		Common Stock

Michael Braunold	1,193,922	(3)	4.74%
Jeffrey Feuer (4)
Israel Sarussi	4,165,776	(5)	16.54%
Pauline Dorfman	175,000	(6)	*
Sidney Braun	175,000	(6)	*

All officers and directors as a group (4 persons)	5,709,698		22.67%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o SPO Medical 3 Gavish Street, POB 2454, Kfar Saba, Israel 44425.

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

(3)	Includes 450,000 shares of our Common Stock that are issuable upon exercise of vested options issued under our 2005 Equity Incentive Plan (the "2005 Plan").

(4)	Mr. Feuer resigned from all positions held with out company as of December 24, 2009.

(5)	Comprised of 3,719,393 shares of the Company's Common Stock and 446,383 shares of Common Stock issuable upon exercise of currently exercisable warrants.

(6)
Represents (i) shares issuable upon exercise of currently exercisable options under the Company's 2005 Non-Employee Directors Stock Option Plan (the "2005 Directors Plan") and (ii) warrants to purchase 100,000 shares of our common stock issued in December 2009.

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

The following table presents information as of December 31, 2009 with respect to compensation plans under which equity securities were authorized for issuance, including the 2005 Plan and the Non-Employee Directors Plan and agreements granting options or warrants outside of these plans.

	NUMBER OF SECURITIES
	TO BE ISSUED UPON	WEIGHTED- AVERAGE	NUMBER OF SECURITIES
	EXERCISE OF	EXERCISE PRICE OF	REMAINING AVAILABLE FOR
	OUTSTANDING OPTIONS,	OUTSTANDING OPTIONS,	FUTURE ISSUANCE UNDER
	WARRANTS OR RIGHTS	WARRANTS OR RIGHTS	EQUITY COMPENSATION PLANS

Equity compensation plans approved by security holders	1, 900,000	$0.39	50,000
Equity compensation plans not approved by security holders	1,631,808	$0.07
Total	3,531,808	$0.24	50,000

NON-SHAREHOLDER APPROVED PLANS

The following is a description of options and warrants granted to employees, directors, advisory directors and consultants that were outstanding as of December 31, 2009.

As of December 31, 2009, we had outstanding options and warrants to purchase an aggregate of 1,631,808 shares of our Common Stock which were granted outside of the Plans. These are comprised of the following: (i) Penny warrants issued to Israel Sarussi, an executive officer (446,383) ,to service providers ((787,925) and to our former CFO (200,000), (ii) vested warrants to purchase up to 97,500 shares of our Common Stock issued between April 2005 and December 2007 to consultants and service providers at per share exercise price of between $0.6 and $1.5 (iii) 100,000 warrants to be issued to Directors in lieu of fees owed to them.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Brightman Almagor & Co., Certified Public Accountants, A member firm of Deloitte Touche Tohmatsu, for the audit of our annual financial statements for the year ended December 31, 2009 and 2008.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2009	December 31, 2008
Audit Fees	$27,500	$42,500
Audit Related Fees	$—	—
Tax Fees	$3,500	$3,500
All Other Fees	$—	—
Total	$31,000	$46,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT NO.	EXHIBIT

2.1	Restated Capital Stock Exchange Agreement dated as of April 21, 2005 among the Company, SPO Ltd. and the SPO Ltd. shareholders specified therein. (1)
3.1	Amended and Restated Certificate of Incorporation of the Company. (1)
3.2	Bylaws of the Company (1)
3.3	Articles of Association of SPO Medical Equipment Ltd.
4.1	Form of Promissory Note issued to certain investors. (1)
4.2	Form of Warrant Instrument issued to certain investors.(1)
4.3	Form of Promissory Note issued in connection with the Subscription Agreement referred to in Item 10.1. (5)
4.4	Form of Warrant issued in connection with the Agreement referred to in Item 10.1 (5)
4.5	Form of Warrant (8)
4.6	Form of Common Stock Purchase Warrant (8)
10.1	Form of subscription Agreement with certain investors.
10.2	Employment Agreement effective as of May 18, 2005 between the Company and Michael Braunold. (2)+
10.3	Employment Agreement effective as of May 18, 2005 between SPO Ltd. and Michael Braunold. (2)+
10.4	Employment Agreement effective as of July 14, 2005 between the Company and Jeffrey Feuer. (3)

10.5	Employment Agreement effective as of July 14, 2005 between SPO Ltd. and Jeffrey Feuer. (3)
10.6	Company's 2005 Equity Incentive plan
10.7	Company's 2005 Non-Employee Directors Stock option Plan
10.8	Stock Purchase Agreement dated as of January 10, 2006 between SPO Medical Inc. and the investor specified therein. (4)
10.9	Form of Subscription Agreement between SPO Medical Inc. and certain Buyers (5)
10.10	Form of First Amendment to Subscription Agreement between SPO Medical Inc. and parties thereto. (5)
10.11	Confidential Private Placement Subscription Agreement dated as of July 7, 2007 by and between SPO Medical Inc. and Rig III
10.12	Form of Agreement Relating to the Conversion of outstanding Debt Instruments
10.13	Form of Warrant Exercise and Note Conversion Agreement dated as of March 26, 2008 (8)
10.14	Form of Second Amendment to an SPO Subscription Agreement (8)
10.15	Form of Subscription Agreement (8)
10.16	Mutual Release and Waiver dated as of April 16, 2008 between SPO Medical Inc. and Active Health Care Inc.(9)
10.17 *	Settlement Agreement dated as of December 24, 2009 between SPO Medical Equipment Ltd and Jeff Feuer.
10.18*	Settlement Agreement dated as of December 24, 2009 between SPO Medical Inc. and Jeff Feuer.
10.19 *	Alliance and License Agreement, dated as of December 1, 2009 between SPO Medical Equipment Ltd. and SPO Medical Systems Ltd.
14.1	Code of Conduct (6)
31*	Certification of the Chief Executive Officer (Principal Executive officer and Principal financial and accounting officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of the Chief Executive Officer (Principal Executive officer and Principal financial and accounting officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+  Management Agreement
*  Attached hereto

(1)	Incorporated by reference to Current Report on Form 8-K filed April 27, 2005.
(2)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended June 30, 2005
(3)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended September 30, 2005
(4)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended March 31, 2006
(5)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended September 30, 2006
(6)	Incorporated by reference to the Company's Annual Report Form 10-KSB for the fiscal year ended December 31, 2006
(7)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended September 30, 2007
(8)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended March 31, 2008
()	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended June 30, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: March 29, 2010	/s/ Michael Braunold
Michael Braunold
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Sidney Braun	Chairman, Director	March 29, 2010
Sidney Braun

/s/ Michael Braunold	President, Chief Executive Officer and Director	March 29, 2010
Michael Braunold

/s/ Pauline Dorfman	Director	March 29, 2010
Pauline Dorfman

SPO MEDICAL INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009
U.S. DOLLARS IN THOUSANDS

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3 - F-4

Consolidated Statements of Operations	F-5

Statements of Changes in Stockholders' Deficiency	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 – F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
SPO MEDICAL INC.

We have audited the accompanying consolidated balance sheets of SPO MEDICAL INC. ("the Company") and its subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements, present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United states of America.

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

Brightman Almagor Zohar & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

Tel-Aviv, Israel
March 29, 2010

SPO MEDICAL INC.
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)

		December 31,
	Note	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents		$386	$263
Trade receivables, net	4	15	224
Prepaid expenses and other accounts receivable		151	32
Inventories	5	-	850
		552	1,369

LONG TERM INVESTMENTS
Deposits		-	12
Severance pay fund		166	270
		166	282

PROPERTY AND EQUIPMENT, NET	6	141	189
Total net assets		$859	$1,840

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)

		December 31,
	Note	2009	2008

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Short-term loans, net	7	$1,135	$1,138
Trade payables		32	298
Employees and Payroll accruals	8	485	492
Accrued expenses and other liabilities	9	588	785
		2,240	2,713

Long-Term Liabilities

Accrued severance pay	10	295	492
		295	492

COMMITMENTS AND CONTINGENT LIABILITIES	18

STOCKHOLDERS’ DEFICIENCY	12
Stock capital
Preferred stock of $0.01 par value Authorized - 2,000,000 shares, issued and outstanding - none
Common stock $0.01 par value- Authorized - 50,000,000 shares, issued and outstanding - 25,183,007 and 24,756,507 shares as at December 31, 2009 and 2008, respectively		252	248
Additional paid-in capital		14,403	14,241
Accumulated deficit		(16,331)	(15,854)
		(1,676)	(1,365)
Total liabilities and stockholders’ deficiency		$859	$1,840

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
U.S. dollars in thousands (except share data)

		Year ended December 31
	Note	2009	2008

Revenues		$1,047	$2,759
Cost of revenues		632	1,839
Gross profit		415	920

Operating expenses

Research and development, net	13	414	1,179

Selling and marketing		132	567

General and administrative		834	1,614

Restructuring expenses and restructuring of debt (income)	14	(527)	81

Other Income – agreement with a licensee	15	(224)	-

Total operating expenses		629	3,441

Operating loss		214	2,521

Financial expenses, net	16	263	680
Net Loss for the year		$477	$3,201

Basic and diluted loss per ordinary share		$0.02	$0.13

Weighted average number of shares outstanding used in computation of basic and diluted loss per share		26,215,454	24,650,271

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
U.S. dollars in thousands (except share data)

	Share capital	Additional paid-in capital	Accumulated Deficit	Total
Balance as of January 1, 2008	$215	$11,904	$(12,653)	$(534)

Issuance of ordinary stock upon conversion of loans and accrued interest	10	512		522
Issuance of stock capital, net	8	549		557
Issuance of ordinary stock to service providers	9	356		365
Issuance of ordinary stock on cancellation of distribution agreement	4	481		485
Benefit on issuance of warrants in connection with conversion of loans and accrued interest		105		105
Amortization of deferred stock-based compensation related to options granted to employees		249		249
Issuance of ordinary stock in consideration of unpaid legal fees	2	28		30
Benefit on issuance of options and re-pricing of options granted to directors		10		10
Benefit on issuance of penny warrants to service providers		47		47
Net Loss			(3,201)	(3,201)
Balance as of December 31, 2008	$248	$14,241	$(15,854)	$(1,365)

Amortization of deferred stock-based compensation related to options granted to employees		41		41
Issuance of ordinary stock upon conversion of unpaid accrued interest	*-	6		6
Issuance of ordinary stock to service providers	4	28		32
Benefit on issuance of warrants in consideration of unpaid directors fees		8		8
Benefit on issuance of warrants in connection with extension of loans and accrued interest		8		8
Amortization of deferred stock-based compensation related to options granted to employees in restructuring		71		71

Net Loss			(477)	(477)
Balance as of December 31, 2009	$252	$14,403	$(16,331)	$(1,676)
* Less than $1

The accompanying notes to these financial statements are an integral part thereof.

MEDICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands (except share data)

	Year ended December 31,
	2009		2008

Cash Flows from Operating Activities
Net Loss for the period		$(477)	$(3,201)
other income recorded due to agreement with a licensee		(224)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation		48	41
Stock-based compensation expenses		160	672
Amortization of loan discounts		-	49
Increase in accrued interest payable on loans		112	124
Benefit resulting from changes to warrant terms		-	105
Changes in assets and liabilities:
Decrease in trade receivables		209	659
Decrease (Increase) in prepaid expenses and other receivables		(7)	88
Decrease in inventories		538	231
Decrease in accounts payable		(266)	(278)
Increase in accrued severance pay, net		16	89
Increase in accrued expenses and other liabilities		23	263
Net cash resulted from (used in) operating activities		132	(1,158)
Cash Flows from Investing Activities
Decrease (increase) in long-term deposits		-	3
Cash from agreement with licensee		100	-
Purchase of property and equipment		-	(53)
Net cash results from (used in) investing activities		100	(50)

Cash Flows from Financing Activities
Issuance of stock capital		-	557
Repayment of short-term loans		(109)	(328)
Net cash provided by (used in) financing activities		(109)	229
Increase (decrease) in cash and cash equivalents		123	(979)
Cash and cash equivalents at the beginning of the year		263	1,242
Cash and cash equivalents at the end of the year		$386	$263
Non cash transactions
Issuance of ordinary stock on settlement of distribution agreement	$		$485
Conversion of loan notes into stock capital	$		$522
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

The Company was originally incorporated under the laws of the State of Delaware in September 1981 under the name "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to "Nu-Tech Bio-Med, Inc." On December 23, 1998, the Company changed its name to "United Diagnostic, Inc." (UNDI) Effective April 21, 2005, the Company acquired (the "Acquisition Transaction") 100% of the outstanding capital stock of SPO Medical Equipment Ltd., a company incorporated under the laws of the State of Israel ("SPO Ltd."), pursuant to a Capital Stock Exchange Agreement dated as of February 28, 2005 between the Company, SPO Ltd. and the shareholders of SPO Ltd., as amended and restated on April 21, 2005 (the "Exchange Agreement"). In exchange for the outstanding capital stock of SPO Ltd., the Company issued to the former shareholders of SPO Ltd. a total of 5,769,106 shares of the Company's common stock, par value $0.01 per share ("Common Stock"), representing approximately 90% of the Common Stock then issued and outstanding after giving effect to the Acquisition Transaction. As a result of the Acquisition Transaction, SPO Ltd. became a wholly owned subsidiary of the Company as of April 21, 2005 and, subsequent to the Acquisition Transaction, the Company changed its name to "SPO Medical Inc." Upon consummation of the Acquisition Transaction, the Company effectuated a forward subdivision of the Company's Common Stock issued and outstanding on a 2.65285:1 basis.

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

In January 2010, the Company restructured its operations in an attempt to focus primarily on licensing its core technology for non-medical market applications. The restructuring included reduction of the Company’s corporate and manufacturing workforce and entering into an alliance and license agreement as discussed in Notes 14 and 15 below. Going forward the Company will operate as a development and licensing entity.

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2009, resulted in a net loss of $477 and the Company’s balance sheet reflects a net stockholders’ deficit of $1,676. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. As disclosed in previous filings with the Securities and Exchange Commission, management has been attempting to raise capital from current and potential stockholders and plans to continue these efforts. In January 2010, the Company restructured its operations in an attempt to focus primarily on licensing its core technology for non-medical market applications .The restructuring included entering into a licensing agreement for the existing medical PulseOx product line, which resulted in the cessation of the Company’s production and sales and marketing activities. See Note 14 and 15 below.

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

The reporting currency of the Company is the U.S. dollar ("dollar"). The dollar is the functional currency of the Company. Transactions and balances originally denominated in dollars are presented at their original amounts. Non-dollar transactions and balances are remeasured into dollars in accordance with the principles set forth in Accounting Standards Codification (ASC) 830-10, "Foreign Currency Translation" (formerly “SFAS No. 52”). All exchange gains and losses from remeasurement of monetary balance sheet items resulting from transactions in non-dollar currencies are recorded in the statement of operations as they arise.

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

In accordance with ASC 360-10, (SFAS No. 144), “Accounting for Impairment or Disposal of Long-Lived Assets”, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future undiscounted cash flows. If so indicated, an impairment loss would be recognized for the difference between the carrying amount of the asset and its fair value. As of December 31, 2009, no impairment losses have been recorded.

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
Work-in-process - on the basis of direct manufacturing costs
On December 1, 2009 all inventory was sold to SPO Medical Systems Ltd according to the agreement signed with them as discussed in Note 15

I.	Research and development costs:

Research and development costs, net of government grants and participation by others, are charged to expenses as incurred.

J.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740-10, "Accounting for Income Taxes" (SFAS No. 109). This statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

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

Effective January 1, 2006, the Company adopted ASC 718-10, "Share-Based Payment" (SFAS No. 123R) requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The awards issued under Company's stock-based compensation plans are described in Note 13, “Stockholder's Equity". The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in the Company's Consolidated Statement of Operations. The following table summarizes the effects of stock-based compensation resulting from the application of ASC 718-10 (SFAS No. 123 (revised 2004)) included in Statement of Operations:

	Year ended December 31,
	2009	2008

Cost of revenues	$-	$5
Research and development, net	-	21
Selling and marketing	13	42
General and administrative	36	179
Restructuring expenses	71	12
	$120	$259

Share-based compensation cost relating to stock options recognized in 2009 and 2008 is based on the value of the portion of the award that is ultimately expected to vest. ASC 718-10 (SFAS No. 123R) requires forfeitures to be estimated at the time of grant in order to estimate the portion of the award that will ultimately vest. Such portion is currently estimated at 0%, based on the Company's historical rates of forfeiture.

Under ASC 718-10 (SFAS 123), the fair market value of option grants was estimated on the date of grant using the “Black-Scholes option pricing” method with the following weighted-average assumptions: (1) expected life of 3.5 or 10 years (as per option's terms); (2) dividend yield of 0% (3) expected volatility of 100% in 2008  and  273% in 2009 and (4) risk-free interest rate of approximately 1.8% in 2008 and 0.5% in 2009

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 3	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

N.	Effects of recently issued accounting standards:

ASC 105-10-65-1 establishes the Financial Accounting Standards Board Accounting Standards Codification (Codification) as the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the Financial Accounting Standards Board (“FASB”) to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In October 2009, the FASB issued “Accounting Standards Update (“ASU”) 2009-13 Multiple Deliverable Revenue Arrangements a consensus of EITF” (formerly topic 08-1) an amendment to ASC 605-25. The update provides amendments to the criteria in Subtopic 605-25 for separating consideration in multiple-deliverable arrangements. The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. The amendments in this update also will replace the term “fair value” in the revenue allocation guidance with the term “selling price” in order to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.

The amendments will also eliminate the residual method of allocation and require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable's selling price.

The update will be effective for revenue arrangements entered into or modified in fiscal year beginning on or after June 15, 2010 with earlier adoption permitted. The adoption of this update is not expected to have material impact on the Company’s consolidated financial statements.

O.        Basic and diluted net loss per share:

Basic and diluted net loss per share is presented in accordance with ASC 260-10, "Earnings Per Share" ("SFAS No. 128") for all periods presented. Basic and diluted net loss per share of Common stock was determined by dividing net loss attributable to Common stock holders by weighted average number of shares of Common stock outstanding during the period. Diluted net loss per share of Common stock is the same as basic net loss per share of Common stock for all periods presented as the effect of the Company's potential additional shares of Common stock were anti-dilutive.

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share of Common stock because all such securities are anti-dilutive since the Company reported losses for those years. The total number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share was 4,298,511 and 4,562,100 for the years ended December 31, 2009 and 2008, respectively.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 4	TRADE RECEIVABLES, NET

	December 31,
	2009	2008

Trade receivables	$15	$427
Allowance for of doubtful accounts	-	203
Trade receivables, net	15	224

NOTE 5	INVENTORIES

	December 31,
	2009	2008

Raw Materials	$-	$372
Work In Process	-	135
Finished Goods	-	343
	$-	$850

Write-down of inventory of raw materials was recorded as a cost of goods sold and amounted to $295, for the year ended December 31, 2008. There have been no charges in prior years.

On December 1, 2009 all inventory was sold to SPO Medical Systems Ltd pursuant to the agreement signed with them as discussed in Note 15.

NOTE 6	PROPERTY AND EQUIPMENT

	December 31,
	2009	2008
Cost:
Computer and peripheral equipment	$267	$270
Leasehold Improvement	31	31
Office furniture and equipment	29	29
	$327	$330

Accumulated depreciation:
Computer and peripheral equipment	$156	$123
Leasehold Improvement	17	6
Office furniture and equipment	13	12
	$186	$141
Property and Equipment, net	$141	$189

Depreciation expenses for the years ended December 31, 2009 and 2008 amounted to $48 and $41 respectively.

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

In March 2008, the Company offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes to the exercise price of the April 2005 Warrants, thereby exercising these warrants, and to convert into, the Company’s Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders who accepted this offer were issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants are exercisable over three years at an exercise price of $0.60. In the year ended December 31, 2009, the holders of approximately $439 in principal amount have agreed to apply the principal amount owed to them to the exercise price of the April 2005 Warrants. As such, approximately $520 in amounts owed under the 2005 Notes were converted into equity and, accordingly an aggregate of 866,528 shares of our Common Stock was issued. Under the terms of the offer, new warrants for 216,636 share of the Company’s Common stock have been issued to these April 2005 Note holders, exercisable over three years from the date of issuance. Three note holders of the principal amount of $200 have agreed to extend their loan for a further 24 months and the Company agreed to pay to them the interest accrued through the original maturity date of March 26, 2008 in the aggregate amount of $40. Under the terms of the agreement with the extending note holders, the Company will issue to the extending holders new warrants for an aggregate of 50,000 shares of the Company’s Common stock, which warrants are exercisable for three years from issuance and contain the same operative terms, including exercise price, as the warrants that were originally issued in connection with the issuance of the April 2005 Notes.

On February 5, 2009, the Company agreed with one of the note holders to repay $25 over a number of payments during the current financial year and to convert accrued interest to 26,500 shares of common stock.

On December 31, 2009 the Company and a holder of an April 2005 Notes in the principal amount of $30 agreed to extend the note’s maturity date to December 31, 2011 in consideration of the issuance of warrants to purchase up to 50,000 shares of the of the Company’s common stock, at a per share exercise price of $0.01 exercisable for a period of three years. As of December 31, 2009, the outstanding April 2005 Notes principal and accrued interest in the aggregate amount of $899.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 7	SHORT-TERM LOANS (Cont.)

B.
In July 2006, the Company commenced a private placement of units of its securities the “Loan Notes”, with each unit comprised of (i) the Company’s 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which the Company raised $550 (the maximum amount that could be raised from this offering). Under the terms of the offering, the principal and accrued interest was due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. During 2007, the Company offered to the holders of the notes to convert the principal and accrued interest into shares of the Company’s Common Stock at a per share conversion price of $0.90. The holders of $238 of the principal amount agreed to convert the principal and accrued interest thereon into shares of the Company’s Common Stock. In 2007, the Company repaid to one note holder the principal amount of $75 and the accrued interest thereon. On December 31, 2009 the Company and a holder of a Loan Notes in the principal amount of $150 agreed to extend the note’s maturity date to December 31, 2011 in consideration of the issuance of warrants to purchase up to 50,000 shares of the of the Company’s common stock, at a per share exercise price of $0.01 exercisable for a period of three years

As of December 31, 2009, approximately $236 in respect of the principal and accrued interest on these notes remain outstanding.

NOTE 8	EMPLOYEES AND PAYROLL ACCRUALS

At December 31, 2009, the Company’s liability to its employees in respect of unpaid salaries and employment benefits, which also includes accruals for salaries and benefits thereon that have been deferred since July 2008, aggregated $310.

NOTE 9	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31,
	2009	2008

Accrued expenses pre merger	$-	$263
Royalties to the office of the Chief Scientist	346	310
Liability results from re-organization	95	-
Other accrued expenses	147	212
	$588	$785

NOTE 10	ACCRUED SEVERANCE PAY

The Company's liability for severance pay is calculated in accordance with Israeli law based on the most recent salary paid to employees and the length of employment in the Company. The Company's liability for severance pay has been fully provided for. Part of the liability is funded through individual insurance policies. These policies are assets of the Company and under labor agreements, subject to certain limitations, they may be transferred to the ownership of the beneficiary employees. Severance pay income for the year ended December 31, 2009 amounted to $38 due to settlements with ex employees. Severance pay expenses for the year ended December 31, 2008, aggregated  $178.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 11	PRIVATE PLACEMENTS

In March, 2008 the Company issued to a service provider 75,000 restricted shares in consideration of services rendered. The service provider is entitled to an additional 75,000 shares of Common Stock upon the occurrence of certain specified events. In connection therewith, on June 23, 2008 the Company issued to the service provider an additional 9,375 restricted shares to settle this commitment. The Company has no further commitments in respect of this agreement.

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

In May 2008, the Company received from certain investors gross proceeds of $365 in consideration for the purchase of the Company’s Common Stock. The net proceeds from this financing were $333 after cash fees paid to the placement agent and other related expenses. In connection therewith, in June 2008, the Company issued to such investors an aggregate of 456,250 shares of its Common Stock and warrants, exercisable through the third anniversary of issuance, to purchase up to an additional 228,125 shares of its Common Stock at a per share exercise price of $0.80.

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

In December 2008 the Company entered into an agreement with its lawyers. Under the agreement, the Company issued to its lawyers 230,000 shares of the Company’s common stock, par value $0.01 per share in lieu of outstanding fees owed to them.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 11	PRIVATE PLACEMENTS (Cont.)

On February 5, 2009 the Company issued one of the note holders 26,500 shares of common stock as described in Note 7.

In March and July 2009, the Company issued to a consultant 50,000 and 200,000 shares of common stock, at per share purchase price of $0.01in respect of an agreement with the consultant for financial advisory services.

In August 2009, the Company entered into an agreement with a service provider for investor relations services. Under the terms of the agreement the service provider received 150,000 shares of common stock, at per share purchase price of $0.01.

NOTE 12	STOCKHOLDER'S DEFECIENCY

A.	Equity Incentive Plans

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

With respect to compensation expenses recorded in 2009 and 2008, relating to options granted through December 31 2009, the Company applied the provisions of ASC 718-10 (SFAS No. 123(R)), which require employee share-based equity awards to be accounted for under the fair value method, ASC 718-10 (SFAS No. 123(R)) requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods.

During 2009 and 2008 the Company recorded Stock-based compensation expenses in the amount of $120 and $259, respectively.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 12	STOCKHOLDER'S DEFECIENCY (Cont).

B.	Stock Options:

As of December 31, 2009, options for an aggregate of 70,000 shares of Common Stock remain available for future grants under the Company’s 2005 Plan and 2005 Directors Plan.

	December 31, 2009
	Amount of Options	Weighed Average Exercise Price

Outstanding at the beginning of the year *	1,900,000	$0.41
Forfeited	(20,000)	0.13
Outstanding at the end of the year	1,880,000	0.41

Exercisable at the end of the year	1,880,000	0.41

*       Of which 50,000 options granted to non-executive directors were re-priced during 2008

The options outstanding as of December 31, 2009, have been separated into ranges of exercise price as follows:

Range of exercise price	Options outstanding as of December 31, 2009	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2009	Weighted average exercise price of options exercisable

$0.05-0.055	100,000	1.32	$0.05	100,000	$0.055
$0.13-0.15	937,000	7.02	$0.13	937,000	$0.13
$0.60	533,000	5.29	$0.60	533,000	$0.60
$0.78	100,000	5.00	$0.78	100,000	$0.78
$0.85	110,000	4.14	$0.85	110,000	$0.85
$1.85	100,000	6.80	$1.85	100,000	$1.85
	1,880,000	5.94	$0.43	1,880,000	$0.43

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 12	STOCKHOLDER'S EQUITY (Cont.)

C.	Stock warrants

The Company has the following warrants outstanding:

Issuance date		number of warrants issued	Exercise price	Exercisable as of December 31, 2009	Exercisable through

2005-2009	(1)	1,534,308	0.01	1,534,308	November 2010-April 2015
2009	(2)	100,000	0.08	100,000	December 2014
April 2006	(3)	57,500	0.60	57,500	September 2010
March 2008	(4)	1,812,518	0.60	1,812,518	September 2010
March-June 2008	(5)	384,375	0.80	384,375	March- June 2011
March-September 2007	(6)	60,000	1.50	60,000	March 2010 -September 2011

1)	Penny warrants issued to an employee 446,383, service providers 787,925, an ex-employee 200,000 and holders of April 2005 Notes and July 2006 loan 50,000 penny warrants each.
2)	Warrants issued to directors in lieu of outstanding fees owed to them.
3)	Warrants issued to service providers
4)	Warrants issued to investors in the private placement in connection with the April 2005 Notes. The amount is comprised of :
•	1,545,882 warrants granted according to original agreement on the principal
•	216,636 granted to note holders who signed the 2nd amendment, converted principal & accrued interest received 25% additional warrants
•	50,000 warrants granted to loaners who extended the Note and got paid for accrued interest received 15% additional warrants on the principal loan
 The amount excludes 343,911 warrants, resulting from accrued interest through the end of the period of the note which at the holders’ election can be converted to warrants
5)	Warrants issued to investors in private placement during 2008 (see also note 11)
6)	Warrants Issued to a service provider (40,000) and in connection with line of credit (20,000)

D.	Dividends

The Company does not intend to pay cash dividends in the foreseeable future.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 13	RESEARCH AND DEVELOPMENT EXPENSES, NET

Research and development expenses consist of the following:

	December 31,
	2009	2008

Research and development expenses	$676	$1,179
Grants from Office of the Chief Scientist of the Government of Israel	262	-
Research and development expenses, net	$414	$1,179

NOTE 14	RESTRUCTURING EXPENSES AND RESTRUCTURING OF DEBT (INCOME)

In January 2010, the Company completed a restructuring plan in an attempt to focus primarily on licensing its core technology for non-medical market applications. The restructuring plan included a reduction of the Company’s corporate and manufacturing workforce and entering into an alliance and license agreement as discussed in Note 15 below. Going forward the Company will operate as a development and licensing entity.

In December 2009. the Company reached an understanding with its non-executive directors pursuant to which the outstanding directors fees owing to such persons was waived in consideration of the issuance to them of warrants to purchase, in the aggregate, 100,000 shares of the  Company’s Common Stock. The warrants are exercisable through January 17, 2015 and have a per share exercise price of $0.08.

At the end of the year, the Company decided to write off $262 of debt that had aged in excess of seven years that was originally recorded following the Company’s reverse merger with United Diagnostics in 2005.

NOTE 15	OTHER INCOME

On January 26, 2010, the Company’s wholly owned subsidiary SPO Ltd. (“Ltd”) entered into an Alliance and License Agreement dated as of December 1, 2009 with an entity owned and controlled by the Company’ Chief Technical Officer (the “Licensee”). Under the agreement, the PulseOx medical product line will henceforth be marketed by the Licensee.  Under the license agreement, all worldwide sales, marketing and all existing inventory and manufacturing of the PulseOx line have been transferred to the Licensee in return for $200 in cash and the Licensee’s (and its affiliates) agreement to pay Ltd royalties derived from these products. In connection therewith, the Company’s Chief Technical Officer foregave amounts payable to him relating to his employment. The Company recorded other income in the amount of $224 as a result of this Agreement.

Following the Agreement, the Company will primarily be engaged in developing and commercializing non-medical applications for its technology.

NOTE 16	FINANCIAL EXPENSES

Financial expenses, for the years 2009 and 2008 were $263 and $680, respectively. The principal expenses comprising the financial expenses during 2009 and 2008 were:- (i) non cash amortization of loan discounts  and issuance of shares to financial service provider - $29 and $ 257, respectively, (ii) exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Shekel (“NIS”) on  liabilities denominated in NIS held by the subsidiary- $102 and $187, respectively (iii)  one time non cash expenses relating to the issue of warrants in 2008 for the conversion to equity of certain loan notes and accrued interest thereon - $105 in 2008 and (vi) interest in respect of debt instruments issued by the Company between April 2005 and October 2006 - $112 and $123 respectively

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 17	DEFERRED TAXES

A.	Measurement of taxable income under the Income Tax Law (Inflationary Adjustments), 1985:

The results for tax purposes of the Israeli subsidiary are measured in terms of earnings in NIS, after certain adjustments for increases in the Israeli Consumer Price Index ("CPI"). As explained in Note 3c, the functional currency is the U.S. dollar. The difference between the annual change in the Israeli CPI and in the NIS/dollar exchange rate causes a further difference between taxable income and the income before taxes presented in the financial statements. In accordance with paragraph 9(f) of ASC 740-10 (SFAS No. 109), the Company has not provided deferred income taxes on the difference between the functional currency and the tax bases of assets and liabilities at the Israeli subsidiary.

B.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

In accordance with ASC 740-10 (SFAS No. 109), the components of deferred income taxes are as follows:

	December 31,
	2009	2008

Tax on net operating losses carryforward	$1,997	$2,305
Less - valuation allowance	(1,997)	(2,305)
	-	-

C.
The Company has provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 17	DEFERRED TAXES (Cont.)

Net operating loss carryforwards as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008

Israel	$6,352	$6,622
USA	2,438	2,030
Total	$8,790	$8,652

Net operating losses in Israel may be carried forward indefinitely. Net operating losses in the U.S. are available through 2034.

NOTE 18	COMMITMENTS AND CONTINGENCIES

Lease Commitments

Research and development is carried out at the Company’s premises in Kiryat Malachi, Israel, laboratory and development facilities covering an area of 1,615 square feet. The facilities are leased pursuant to a lease agreement that is to expire in July 2011 at an approximate per month rate of $1.6.

Government of Israel

The Company’s wholly owned subsidiary, SPO Ltd., is committed to pay royalties to the Office of the Chief Scientist of the Government of Israel (“OCS”) on sales of products, the research and development of which the OCS has participated in by way of grants, up to the amount of 100%-150% of the grants received plus interest at dollar LIBOR. The royalties are payable at a rate of 3% for the first three years of product sales and 3.5% thereafter. The total amount of grants received or accrued, net of royalties paid or accrued, as of December 31, 2009 was $1,225. The refund of the grants is contingent upon the successful outcome of the research and development and the attainment of sales. The Company has no obligation to refund these grants, if sales are not generated. The financial risk is assumed completely by the OCS. The grants were received from the OCS on a project-by-project basis. If the project fails the Company has no obligation to repay any grant received for the specific unsuccessful or aborted project. As of December 31, 2009 the Company has provided for $346 (2008 - $310) in royalties from sales of its products. Owing to the current financial situation of the Company, the Company has deferred these payments under an informal agreement with the OCS.