Form 10-Q
period 2010-03-31
SPO Medical Inc
filed 2010-05-14
CIK 716778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2010 or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-11772

SPO MEDICAL INC.
(Exact name of registrant specified in its charter)

Delaware	25-1411971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Gavish Street, POB 2454, Kfar Saba, Israel
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

As of May 14, 2010, SPO Medical Inc. had outstanding 25,183,007 shares of common stock, par value $0.01 per share.

INDEX PAGE

PAGE

PART I — FINANCIAL INFORMATION

Forward Looking Statements	1

Item 1 - Financial Statements

Unaudited Condensed Interim Consolidated Balance Sheet Marc 31, 2010 and audited Consolidated balance sheet December 31, 2009	2

Unaudited Condensed Interim Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009	3

Unaudited Condensed Interim Statements of Changes in Stockholders' Deficiency	4

Unaudited Condensed Interim Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009	5

Notes to Condensed Interim Consolidated Financial Statements	6-7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations	8

Item 4 - Controls and Procedures	11

PART II — OTHER INFORMATION

Item 3 - Defaults upon Senior Securities	12

Item 6 - Exhibits	12

SIGNATURES	13

i

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

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED BALANCE SHEET

(U.S. dollars in thousands)

	March 31, 2010	December 31, 2009
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$271	$386
Trade receivables, net	7	15
Prepaid expenses and other accounts receivable	38	151
	316	552

LONG-TERM INVESTMENTS

Severance pay fund	173	166

PROPERTY AND EQUIPMENT, NET	132	141

TOTAL ASSETS	$621	$859

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Short-term loans, net	$1,078	$1,135
Trade payables	30	32
Employees and payroll accruals	494	485
Accrued expenses and other payables	593	588
	2,195	2,240

LONG-TERM LIABILITIES

Accrued severance pay	304	295

STOCKHOLDERS’ DEFICIENCY
Stock capital	252	252
Additional paid-in capital	14,403	14,403
Accumulated deficit	(16,533)	(16,331)
	(1,878)	(1,676)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$621	$859

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share data)

	Three months ended March 31,
	2010	2009
	Unaudited

Revenues	$21	$-
Cost of revenues	18	-
Gross profit	3	-

Operating expenses
Research and development, net	49	70
General and administrative	154	168
Total operating expenses	203	238

Operating loss	200	238

Financial expenses, net	2	52
Loss for the period from continuing operations	202	290
Net income from discontinued operations net of taxes	-	147
Net loss	$202	$143

Loss for the period

Basic and diluted loss per ordinary share from continued operations	$(0.01)	$(0.01)
Basic and diluted profit per ordinary share from discontinued operations	$-	$0.01
Loss per share	$(0.01)	$-

Weighted average number of shares outstanding used in computation of basic and diluted loss per share	26,517,315	26,022,826

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIENCY

U.S. dollars in thousands
	Stock capital	Additional paid-in capital	Accumulated deficit	Total

Balance as of January 1, 2009	$248	$14,241	$(15,854)	$(1,365)

Amortization of deferred stock-based compensation related to options granted to employees		41		41
Issuance of ordinary stock upon conversion of unpaid accrued interest	*	6		6
Issuance of ordinary stock to service providers	4	28		32

Benefit on issuance of warrants in consideration of unpaid directors fees		8		8
Benefit on issuance of warrants in connection with extension of loans and accrued interest		8		8
Amortization of deferred stock-based compensation related to options granted to employees in restructuring		71		71
Net Loss			(477)	(477)
Balance as of December 31, 2009	252	14,403	(16,331)	(1,676)

Net Loss			(202)	(202)
Balance as of March 31, 2010, Unaudited	$252	$14,403	$(16,533)	$(1,878)
* Less than $1

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,
	2010	2009
	Unaudited
Cash Flows from Operating Activities
Loss for the period	$(202)	$(143)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	9	11
Stock-based compensation expenses	-	22
Increase in accrued interest payable on loans	15	30
Income resulted from a settlement signed with a loaner	(33)	-

Changes in assets and liabilities:
Decrease (increase) in trade receivables	8	(70)
Decrease in other receivables	13	1
Decrease in inventories	-	188
Decrease in accounts payable	(2)	(98)
Increase in employees and payroll accruals	9	111
Decrease (increase) in accrued severance pay, net	2	(4)
Increase in other payables and accrued expenses	5	74
Net cash provided by (used in) operating activities	(176)	122

Cash Flows from Investing Activities
Payment received in connection with license agreement	100	-
Net cash provided by investing activities	100	-

Cash Flows from Financing Activities

Repayment of short-term loans	(39)	(31)
Net cash used in financing activities	(39)	(31)

Increase (decrease) in cash and cash equivalents	(115)	91
Cash and cash equivalents at the beginning of the period	386	263

Cash And Cash Equivalents At The End Of The Period	$271	$354

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands (except share data))

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

 In January 2010, the Company restructured its operations to focus primarily on licensing its core technology for non-medical market applications. The restructuring included entering into a licensing agreement (the “License”) for the existing medical PulseOx product line with an entity owned by the Company’s Chief Technology Officer (hereinafter the “Licensee”). Under the terms of the License, the Licensee was granted a non-transferable, royalty bearing license, to distribute the PulseOx product line and derivatives thereof, for specifically defined medical uses. Following the License, the Company ceased its previous operations associated with the distribution of the PulseOx line in the medical field.

NOTE 2      -    Basis of Presentation

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 8.03 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2010 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

Certain prior years' amounts have been reclassified in conformity with current year's financial statements.

NOTE 3      -    Going Concern

As reflected in the accompanying financial statements, the Company’s operations for the three months ended March 31, 2010, resulted in a net loss of $202 and the Company’s balance sheet reflects a net stockholders’ deficit of $1,878. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. As disclosed in previous filings with the Securities and Exchange Commission, management has been attempting to raise additional cash from current and potential stockholders and plans to continue these efforts.

SPO MEDICAL INC AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands (except share data))

 NOTE 4     –    Discontinued Operations

Following the entry into the License, the Company ceased its previous operations associated with the distribution of the PulseOx line in the medical field.  Consequently operating results of this component has been reported in this financial statements as discontinued operations in accordance with ASC number 360-10 (formerly SFAS No. 144) "Accounting For The Impairment Or Disposal Of Long Lived Assets", ("ASC 360-10") and, accordingly, the Company has reclassified its results of operations for the quarterly period ended March 31, 2009 in accordance with provisions of ASC 360-10.

NOTE 5      -     Financial Expenses
Financial expenses, net, for the three months ended March 31, 2010 and 2009 were $2 and $52, respectively. The principal components of the financial expenses during the two periods were: (i) interest in respect of debt instruments issued by the Company between April 2005 and October 2006 in the amounts of $15 and $28, respectively, (ii) income recoded in accordance with a settlement agreement signed with one of the holders of  a debt instrument  in the principal amount of $33 in 2010 and (iii) exchange rate differences and other in the amount of $20 and $24, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009.

OVERVIEW

SPO Medical Inc. (“we” or the “Company”) is engaged in the design and development of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood, which is known as Reflectance Pulse Oximetry (RPO). Using RPO, a sensor can be positioned on various body parts, hence minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhance wireless, stand-alone configurations facilitating expanded commercial possibilities. As of May 2010, we hold 12 patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our technologies. As further discussed below, our technologies are currently applied to products that are designed for use by in the homecare, professional medical care, sports, safety and search and rescue markets.

In January  2010, our wholly owned subsidiary SPO Ltd. (“Ltd”) entered into an Alliance and License Agreement, dated as of December 1, 2009, with an entity owned and controlled by our Chief Technical Officer (the “Licensee”). Under the terms of the license agreement, the PulseOx medical product line is being marketed by the Licensee in the medical field.  Under the License, all worldwide sales, marketing and all existing inventory and manufacturing of the PulseOx line in the medical field was transferred to the Licensee in consideration of  $200,000 in cash and the Licensee’s (and its affiliates) agreement to pay to Ltd royalties derived from these products in agreed upon amounts.

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

We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements and to realize our business plan as well as pay outstanding loans in the approximate amount of $ 1.1 million, which are currently due and payable. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in July 2008, we have significantly curtailed our non-essential product design and development, and ceased all marketing activities and product manufacturing. We have terminated certain product development plans. During 2008 we deferred part of management and employee salaries and benefits. As of March 31, 2010, we had 6 employees working on a full-time basis. If we are unable to raise capital on an immediate basis, it may be necessary for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

REVENUE RECOGNITION

We generate revenues principally from the provision of research and development services. Revenues generated from research and development services are recognized when such services are performed.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2010 AND THE THREE MONTHS ENDED MARCH 31, 2009

As noted above, in January 2010, we restructured our operations to focus primarily on licensing our core technology for non-medical market application. The restructuring included entering into a licensing agreement (the “License”) for the existing medical PulseOx productline with an entity owned by the Company’s Chief Technology Officer (hereinafter the “Licensee”). Under the terms of the License, the Licensee was granted a non-transferable, royalty bearing license, to distribute the PulseOx product line and derivatives thereof, for specifically defined medical uses. Following the License, the Company ceased its previous operations associated with the distribution of the PulseOx line in the medical field entered into the License pursuant to which our PulseOx medical product line is being marketed by the Licensee in the medical field. Following the License, we are primarily engaged in developing and licensing our technology to third parties for integration with products in the recreational, military, baby wellness monitoring and sleep monitoring fields.

The cessation of operations was given effect to as of January 1, 2009. Consequently, operating results of this segment has been reported in this financial statements as discontinued operations in accordance with ASC number 360-10 (formerly SFAS No. 144) "Accounting For The Impairment Or Disposal Of Long Lived Assets", ("ASC 360-10"). As a result of this treatment we have reclassified our results of operations for the quarterly period ended March 31, 2009 in accordance with provisions of ASC 360-10.

REVENUES. Revenues for the three months ended March 31, 2010 were $21,000 and were generated from research and development services that we provided. There were no revenues from continued operations for the period ended March 31, 2009.

COSTS OF REVENUES. Costs of revenues include all costs related to services provided and consist primarily of direct material costs, and salaries and related expenses for personnel. Costs of revenues for the three months ended March 31, 2010 were $18,000 and were primarily attributable to salaries and related expenses.  There were no cost of revenues recorded for the corresponding three month period in 2009.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net, consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for employees, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses, net, for the three months ended March 31, 2010 and 2009 were $49,000 and $70,000, respectively. The decrease in research and development expenses during three months ended March 31, 2010 as compared to the corresponding period in 2009 is primarily attributable to the decrease in the number of employees and other personnel resulting from the restructuring of our business, including the entry into the License. Research and development expenses, net, for the three months ended March 31, 2010 and 2009 are net of $69,000 and $125,000, respectively, of grant awards received from the Office of the Chief Scientist of the Government of Israel (“OCS”), which we recognized and were offset against expenses in the periods.
.
GENERAL AND ADMINISTRATIVE EXPENSES . General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the three months ended March 31, 2010 were $154,000 compared to $168,000 for the corresponding period in 2009.  The decrease is primarily attributable to the reduction in number of employees and in professional fees for the three months ended March 31, 2010 compared to the corresponding period in 2009.

FINANCIAL EXPENSES, NET. Financial expenses, net, for the three months ended March 31, 2010 were $2,000 compared to $52,000 for the corresponding period in 2009. The decrease in financial expenses, net, during the three months ended March 31, 2010 compared to the corresponding period in 2009 is primarily attributable to income recorded during the 2009 period in respect of a settlement reached with a holder of a promissory note in the principal amount of $33,000, the decrease in interest in respect of debt instruments issued between April 2005 and October 2006 ($15,000 for the three months ended March 31, 2010 compared to $28,000 in the corresponding period in 2009) and non-cash amortization expenses $5,000 recorded in the three months ended March 31, 2009.

NET INCOME FROM DISCONTINUED OPERATIONS. Following the entry into the License, we ceased all previous operations associated with the distribution of the PulseOx line in the medical field Consequently, for the three months ended March 31, 2009 we recorded net  income from discontinued operations consisting of  operating results of the discontinued operations. During the three months period ended March 31, 2010 we did not record any net income from discontinued operations as compared to $147,000 during the corresponding period in 2009.

NET LOSS. For the three months ended March 31, 2010 and 2009, we had a net loss of $202,000 and $143,000, respectively. The increase in net loss during 2010 period is primarily attributable to our downsizing and subsequent restructuring process which was initiated in January 2010 and designed to enable us to focus primarily on licensing our core technology for non-medical market applications.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $1.1 million and to realize our restructured business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in July 2008 we significantly curtailed our non-essential product design and development, marketing activities and reorganized our product manufacturing and delivery system to “just-in-time” arrangements. We have terminated certain product development plans. During 2008 and 2009, we deferred part of management and employee salaries and benefits. As of May 14, 2010, we had six employees working on a full-time basis. As noted above, in our restructured operations, we intend to pursue joint ventures, OEM type arrangement, research and or sub contractor agreements relating to our oximetry technology with respect to the recreational, military, baby wellness monitoring and sleep monitoring fields. If we are unable to raise capital through a financial raise or joint-venture type of agreement in the near term, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern. Additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations.

As at March 31, 2010, we had cash and cash equivalents of approximately $271,000 compared to $386,000 at December 31, 2009.

We generated net negative cash flows from operating activities of approximately $176,000 during the three months ended March 31, 2010 compared to $122,000 positive cash flows during the corresponding period in 2009. The decreased in cash flows is primarily attributable to our restructuring process which was initiated in January 2010 to focus primarily on licensing our core technology for non-medical market applications   In addition, the grants we received from the OCS decreased from $125,000 during the three months ended March 31, 2009 to $69,000 during the three months ended March 31, 2010.

In December 2005 we completed the private placement to certain accredited investors that we commenced in April 2005 for the issuance of up to $1,544,000 of units of our securities, with each unit comprised of (i) our 18 month 6% promissory note (collectively, the "April 2005 Notes") and (ii) three year warrants to purchase up to such number of shares of our Common Stock as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85 (collectively the "April 2005 Warrants"). We and the holders of $1,464,000 in principal amount of the April 2005 Notes subsequently agreed to (a) extend the maturity term of the April 2005 Notes through March 26, 2008, (b)extend the exercise period of the April 2005 Warrants from three to five years with an expiration date of September 26, 2010 and adjust the per share exercise price to $0.60 and (c) increase the interest rate on the amounts outstanding under the April 2005 Notes to 8% per annum, effective July 12, 2006. Holders of notes in the principal amount of $125,000 that agreed to the extension of the maturity date on the notes , have since exercised their warrants and converted the interest accrued there on into common stock; and a holder of an April 2005 Note in the principal amount of $50,000 was repaid. The Amendment also provided that if we subsequently issue shares of our Common Stock at an effective per share exercise price less than that of the adjusted per share exercise price of the April 2005 Warrants during the adjusted exercise period, then the exercise price thereof is to be reduced to such lower exercise price, except for certain specified issuances. All of the extended notes, matured on March 26, 2008. On December 31, 2009, we and the last holder of $30,000 who did not sign the Amendment agreed to extend the note’s maturity date to December 31, 2011 in consideration of the issuance of warrants to purchase up to 50,000 shares of our common stock, exercisable through the third anniversary of issuance, at a per share exercise price of $0.01.

            In March 2008, we offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes, to the exercise price of the April 2005 Warrants, thereby exercising these warrants, and to convert into Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders who accepted this offer were issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants will be exercisable over three years at an exercise price of $0.60. As of December 31, 2009, the holders of approximately $439,000 in principal amount have agreed to apply the principal amount owed to them to the exercise price of the April 2005 Warrants. Accordingly, approximately $520,000 in amounts owed under the 2005 Notes have been converted into equity and, accordingly, an aggregate of 866,528 shares of our Common Stock have been issued upon exercise of the April 2005 Warrants and conversion of the interest owing on the April 2005 Notes. Under the terms of the offer, new warrants for 216,636 share of our Common stock have been issued to these April 2005 Note holders, exercisable over three years from the date of issuance. Three note holders of the principal amount of $200,000 have agreed to extend their loan for a further 24 months and we agreed to pay to them the interest accrued through the original maturity date of March 26, 2008 in the aggregate amount of $40,000. Under the terms of the agreement with the extending note holders, we will issue to the extending holders new warrants for an aggregate of 50,000 shares of our Common stock, which warrants are exercisable for three years from issuance and contain the same operative terms, including exercise price, as the warrants that were originally issued in connection with the issuance of the April 2005 Notes. We have been informed by the holders of $300,000 in principal amount of their election to not accept our offer, of which $250,000 of principal and the accrued interest thereon has been repaid as of December 31, 2009. On March 15, 2010, we agreed with the holder of an April 2005 Note in the principal amount of $50,000 to extend the note’s maturity date to September 15, 2010 and, in consideration thereof, we agreed to pay the holder total amount of $45,000, of which $25,000 was paid as of the date of the filing of this quarterly report and the rest is to be paid in payments on the amount of $5,000 each on the 15th day of each month.. On February 5, 2009, we agreed with one of the note holders to repay $25,000 in principal over a number of payments during 2009 and to convert accrued interest to 26,500 shares of common stock

In July 2006, we commenced a private placement of units of our securities, with each unit comprised of (i) our 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which we raised $550,000 (the maximum amount that could be raised from this offering). Under the terms of the offering, the principal and accrued interest is due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25,000 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any the offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. During 2007, we offered to the holders of the notes to convert the principal and accrued interest into shares of the Company’s Common Stock at a per share conversion price of $0.90. As of March 29, 2010, the holders of $238,000 of the principal amount agreed to convert the principal and accrued interest thereon into shares of our Common Stock. We repaid to note holders the principal amount of $75,000 and the accrued interest thereon. On December 31, 2009 the Company and a holder of a Loan Notes in the principal amount of $150,000 agreed to extend the note’s maturity date to December 31, 2011 in consideration of the issuance of warrants to purchase up to 50,000 shares of the of the Company’s common stock, at a per share exercise price of $0.01 exercisable for a period of three years.  We already paid the holder $96,000 on account for the amount owed to him. We have not made the scheduled payment on the principal amount of $54,000 that remains due and owing under the notes that have not been converted and, accordingly, under the terms of such notes, we are in default.  As of the May 14, 2010, approximately $211,000 in respect of the principal and accrued interest on these notes remains outstanding.

ITEM 4. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer, who serves as our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms

Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, at this time, management has decided that considering the employees involved, the control procedures in place, and the outsourcing of certain financial functions, the risks associated with such lack of segregation are low and the potential benefits of adding additional employees to clearly segregate duties do not justify the expenses associated with such increases. Management will periodically reevaluate this situation. If the volume of the business increases and sufficient capital is secured, it is our intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended March 31, 2010, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We first disclosed in the quarterly report on Form 10-Q for the three months ended March 31, 2008, that we had not repaid principal and accrued interest that became due during the quarterly period covered by such report. We disclosed in subsequent quarterly reports on Form 10-Q additional amounts that became due in ensuing quarterly periods and the results of our efforts to resolve these matters. As of March 31, 2010, there continues to remain outstanding, in the aggregate, approximately $895,000 of such principal and accrued interest. We continue to hold discussions with certain of the holders of the outstanding debt in an attempt to resolve this matter; no assurance can be provided that we will be successful in concluding any mutually acceptable resolution of this matter.

ITEM 6. EXHIBITS.

31	Rule 13a - 14(a) Certification of Principal Executive Officer (and Principal Financial and Accounting Officer)

32	Section 1350 Certification of Principal Executive Officer (and Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 14, 2010	/s/ Michael Braunold
Michael Braunold
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director