Form 10-Q
period 2010-06-30
SPO Medical Inc
filed 2010-08-16
CIK 716778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2010 or

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

As of August 16, 2010, SPO Medical Inc. had outstanding 30,129,748 shares of common stock, par value $0.01 per share.

INDEX PAGE

i

FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-Q. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "INTENDS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY'S TECHNOLOGY; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, SUFFICIENCY OF CASH RESERVES, THE COMPANY'S INABILITY TO OBTAIN ADDITIONAL NEEDED FINANCING; GOING CONCERN QUALIFICATIONS; THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY'S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; THE AVAILABILITY OF AND THE TERMS OF FINANCING; INFLATION; CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS AFFECTING THE TECHNOLOGY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED BALANCE SHEET

(U.S. dollars in thousands)

	June 30, 2010	December 31, 2009
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$96	$386
Trade receivables, net	-	15
Prepaid expenses and other accounts receivable	38	151
	134	552

LONG-TERM INVESTMENTS

Severance pay fund	165	166

PROPERTY AND EQUIPMENT, NET	122	141

TOTAL ASSETS	$421	$859

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Short-term loans, net	$608	$1,135
Trade payables	20	32
Employees and payroll accruals	479	485
Accrued expenses and other payables	612	588
	1,719	2,240

LONG-TERM LIABILITIES

Long-term loans	394	-
Accrued severance pay	286	295
	680	295

STOCKHOLDERS’ DEFICIENCY
Stock capital	258	252
Additional paid-in capital	14,641	14,403
Accumulated deficit	(16,877)	(16,331)
	(1,978)	(1,676)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$421	$859

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share data)

	Six months ended June 30,		Three months ended June 30,
	Unaudited		Unaudited
	2010	2009	2010	2009

Revenues	113	-	92	-
Cost of revenues	90	-	72	-

Gross profit	23	-	20	-

Operating expenses
Research and development, net	98	265	49	195
General and administrative	351	457	197	289

Total operating expenses	449	722	246	484
Operating loss	426	722	226	484
Financial expenses, net	120	130	118	78
Loss for the period from continuing operations	546	852	344	562
Net income from discontinued operations net of taxes	-	178	-	31

Net loss	546	674	344	531

Loss for the period

Basic and diluted loss per ordinary share continued operations	(0.02)	(0.03)	(0.01)	(0.02)
Basic and diluted profit per ordinary share discontinued operations	-	(0.00)	-	(0.00)

Loss per share	(0.02)	(0.03)	(0.01)	(0.02)

Weighted average number of shares outstanding used in computation of basic and diluted loss per share	26,840,648	26,045,496	26,967,315	26,067,315

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIENCY

U.S. dollars in thousands
	Stock capital	Additional paid-in capital	Accumulated deficit	Total

Balance as of January 1, 2009	$248	$14,241	$(15,854)	$(1,365)

Amortization of deferred stock-based compensation related to options granted to employees		41		41
Issuance of ordinary stock upon conversion of unpaid accrued interest	*	6		6
Issuance of ordinary stock to service providers	4	28		32

Issuance of warrants in consideration of unpaid directors fees		8		8
Issuance of warrants in connection with extension of loans and accrued interest		8		8
Amortization of deferred stock-based compensation related to options granted to employees in restructuring		71		71
Net Loss			(477)	(477)
Balance as of December 31, 2009	252	14,403	(16,331)	(1,676)
Issuance of ordinary stock to service providers	5	66		71
Amortization of deferred stock-based compensation related to options granted to employees in restructuring		2		2
Issuance of warrants in connection with extension of loans and accrued interest		155		155
Issuance of ordinary stock upon settlement of unpaid principal and accrued interest	1	15		16
Net Loss			(546)	(546)
Balance as of June 30, 2010, Unaudited	$258	$14,641	$(16,877)	$(1,978)
* Less than $1

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	Unaudited		Unaudited
Cash Flows from Operating Activities
Loss for the period	$(546)	$(674)	$(344)	$(531)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	19	20	10	9
Non-cash amortization expenses and Stock-based compensation expenses	157	31	157	14
Income resulted from a settlement with a loaner	(64)		(31)
Grant of ordinary stock to service providers	71	5	71
Increase in accrued interest payable on loans	30	52	15	22

Changes in assets and liabilities:
Decrease in trade receivables	15	80	7	150
Decrease in other receivables	13	2	-	1
Decrease in inventories	-	379	-	191
Decrease in accounts payable	(12)	(166)	(10)	(68)
Increase in employees and payroll accruals	(6)	315	(15)	204
Increase (Decrease) in accrued severance pay, net	(8)	28	(10)	32
Increase in other payables and accrued expenses	24	117	19	43
Net cash provided by (used in) operating activities	(307)	189	(131)	67

Cash Flows from Investing Activities

Payment received in connection with license agreement	100	-	-	-
Net cash provided by investing activities	100	-	-	-

Cash Flows from Financing Activities

Repayment on short-term loans	(83)	(70)	(44)	(39)
Net cash provided by (used in) financing activities	(83)	(70)	(44)	(39)

Increase (decrease) in cash and cash equivalents	(290)	119	(175)	28
Cash and cash equivalents at the beginning of the period	386	263	271	354

Cash and cash equivalents at the end of the period	$96	$382	$96	$382

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

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 8.03 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2010 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the three months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

Certain prior years' amounts have been reclassified in conformity with current year's financial statements.

NOTE 3   -      Going Concern

As reflected in the accompanying financial statements, the Company’s operations for the six and three months ended June 30, 2010, resulted in a net loss of $546 and $344 respectively and the Company’s balance sheet reflects a net stockholders’ deficit of $1,978. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. As disclosed in previous filings with the Securities and Exchange Commission, management has been attempting to raise additional cash from current and potential stockholders and plans to continue these efforts. As further described in Note 7 below, in July 2010, the Company raised gross proceeds of approximately $438 from the private placement of certain units of its securities to accredited investors.

In January 2010, the Company restructured its operations in an attempt to focus primarily on licensing its core technology for non-medical market applications. The restructuring included entering into a licensing agreement for the existing medical PulseOx product line (the “License”), which resulted in the cessation of the Company’s production, sales and marketing activities.

NOTE 4   –      Discontinued Operations

Following the entry into the License, the Company ceased its previous operations associated with the distribution of the PulseOx product line in the medical field. Consequently operating results of this segment has been reported in this financial statements as discontinued operations in accordance with statement of financial accounting standards ("SFAS") number 144 "Accounting For The Impairment Or Disposal Of Long Lived Assets", ("SFAS 144") [ASC 360-10] and the company has reclassified its results of operations for the prior period in accordance with provisions of SFAS 144 [ASC 360-10].

SPO MEDICAL INC AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands (except share data))

NOTE 5   -       Financial Expenses

Financial expenses, net, for the six months ended June 30, 2010 and 2009 were $120 and $130, respectively.  Financial expenses, net, for the three months ended June 30, 2010 and 2009 were $118 and $78, respectively. The principal components of the financial expenses during the six months ended June 30, 2010 and 2009 were: (i) interest in respect of debt instruments issued by the Company between April 2005 and October 2006 of $30 and $52, respectively, (ii) income recorded during the six months ended June 30, 2010 in the amount of $64 in accordance with settlement agreements signed with holders of debt instruments, (iii) non-cash amortization expenses in the amount of $155 and $5, respectively, (iv)exchange rate differences and (v) other ($1) and $73, respectively.

NOTE 6   -       Stockholders Equity

(i)
Pursuant to the terms of a financial advisory services agreement, in February and April 2010, the Company issued to a consultant 300,000 and 150,000 shares respectively of its common stock, par value $0.01 (the “Common Stock”), at per share purchase price of $0.01.

(ii)
On May 31, 2010, the Company issued to two accredited investors warrants to purchase up to 600,000 shares of its Common Stock in consideration of such investors' extension to December 31, 2011 of the maturity date of the Company's previously issued promissory notes in the approximate aggregate amount of $257 and the cancellation of previously issued warrants to purchase up to an aggregate of 333,333 shares of the Company's Common Stock. The warrants are exercisable through December 31, 2013 at a per share exercise price of $0.15.

(iii)	On June 30, 2010, the Company issued 100,000 restricted shares of its Common Stock to one accredited investor pursuant to the terms of a consulting agreement for the provision of financial services.

(iv)
On June 30, 2010, the Company issued 105,074 restricted shares of its Common Stock to one accredited investor in satisfaction of the Company's currently due promissory note held by such investor in the approximate amount of $16 and the cancellation of previously issued warrants to purchase up to 7,800 shares of the Company's Common Stock.

NOTE 7   -       Subsequent Events

(i)
On July 1, 2010, the Company agreed to issue 5,000,000 restricted shares of its common stock, par value $0.01 (the "Common Stock"), to one accredited investor pursuant to the terms of a consulting agreement for the provision of public relations, promotion and marketing services geared to the recreational sports and wellness market. On July 6, 2010, the Company and the investor amended the agreement such that in lieu of the issuance of the 5,000,000 restricted shares, the Company issued to such investor warrants, exercisable through June 30, 2015, to purchase up to 5,000,000 shares of Common Stock at a per share exercise price of $0.01.

(ii)
On July 1, 2010, the Company issued to a Non-U.S. person warrants to purchase up to 3,800,000 shares of the Company's Common Stock pursuant to the terms of a development and marketing agreement for the provision of services relating to the development, launching and marketing of the Company's products and technologies to the wellness and recreational sports market. The warrants are exercisable through June 30, 2015 at a pre share price of $0.01, as follows: commencing on August 1, 2010 and continuing through July 2011, the warrants are exercisable for up to 320,000 shares of Common Stock on the first trading day of each month and, on August 1, 2011, for 280,000 shares.

(iii)
On July 15, 2010, the Company issued to the employees of its subsidiary, SPO Medical Ltd, three year warrants to purchase up to 345,000 shares of the Company’s Common Stock at a per share exercise price of $0.01 in consideration of the waiver by such employees moneys payable to them.

SPO MEDICAL INC AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands (except share data))

(iv)
On July 27, 2010, the Company issued a total of 1,370,000 restricted shares of its common stock, par value $0.01 per share to two accredited investors in full settlement of the Company's currently due promissory note held by one of the accredited investors in the approximate amount of $202. Of these shares, 685,000 shares were issued to the note holder and the remaining 685,000 shares were issued to a designee of the note holder and a principal officer thereof.

(v)
On July 29, 2010, the Company entered into a Subscription Agreement with eight accredited investors (the “Investors”), pursuant to which the Company sold and issued to the Investors an aggregate of 14.61 units of the Company's securities described below (the “Units”) at a purchase price of $30 per Unit (the “Private Placement”), for aggregate gross proceeds of $438.

Each Unit is comprised of (i) 200,000 shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), and (ii) a three-year warrant (the “Investor Warrant”) to purchase 100,000 shares of the Company’s Common Stock at a per share exercise price of $0.25 per share.

A total of 2,921,667 shares of Common Stock were issued Private Placement described above. In addition, Investor Warrants to purchase a total of 1,460,833  shares of Common Stock at the exercise price of $0.25 per share were issued pursuant to such closings.

The Company received net proceeds of approximately $370 after payment of cash commissions and an expense allowance to the placement agent (the "Placement Agent") and other offering expenses and related costs of the Private Placement. In addition, the Company issued to the Placement Agent three-year warrant to purchase an aggregate of 525,906 shares of the Company’s Common Stock, of which warrants for 350,600 shares are at an exercise price of $0.15 per share and warrants for 175,306 shares are at an exercise price of $0.25 per share. The warrants issued to the placement agent are referred to in this report collectively as the “Agent Warrants.”

The Investor Warrants and Agent Warrants may be exercised in cash or pursuant to a net exercise provision if on or after the six month anniversary of issuance there is not an effective registration statement relating to the resale of the shares of Common Stock and the share of Common Stock issuable upon exercise of the Investor Warrants and the Agent Warrants. The exercise price of the Investor Warrants and the Agent Warrants is subject to adjustment for stock splits, stock dividends, recapitalizations and the like, and also provide for weighted-average anti-dilution protection in the event of future issuances of Common Stock or Common Stock equivalents at less than $0.15 per share (subject to certain customary exceptions). The Investor Warrants and Agent Warrants also are subject to a blocker that would prevent each holder’s Common Stock ownership at any given time from exceeding 4.999% of the Company’s outstanding Common Stock, which provision may be waived by the holder on 61 days prior written notice.

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

OVERVIEW

SPO Medical Inc. (“we” or the “Company” or “SPO”)) is engaged in the design and development of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood, which is known as Reflectance Pulse Oximetry (RPO). RPO functions using an ASIC (application specific integrated circuit), which is equivalent to a “customized” semi-conductor. Using this technology, a sensor can be positioned on various body parts, minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhance wireless, stand-alone configurations facilitating expanded commercial possibilities. As of August 2010, we hold 12 patents issued by the United States Patent and Trademark Office ("USPTO") and European Patent Authorities covering various aspects of our technologies.

We are currently focused on exploiting the sports and wellness markets by developing cutting edge products based on our proprietary technology. These are multibillion dollar markets which we intend to penetrate with our disruptive technologies. Our current wellness products include an innovative bracelet and a sports watch.

 The SPO sports watch has been designed to measure continuous hear-rate wirelessly, without the need to wear a conventional chest strap.  This is a major and unique practical advantage over current products that we believe exist in the general leisure and wellness market.  As importantly, the watch will be able to read the heart rate without the sports enthusiast ceasing his physical activity. This will be made possible through the use of SPO’s patented reflectance technology. Due to our belief that our solution is unique to a large market, we also expect that the vertical application of our product line is a major opportunity for us.  We anticipate that the product should become commercially available during 2011.

In addition to the sports watch, we are in the final stages of developing an innovative wellness bracelet that measures the number of movements an individual performs on a given day.  The bracelet, designed for both children and adults, features a display function to continuously measure the number of daily movements against preset recommended goals. SPO has designed and patented the functionality of the bracelet to be an affordable, simple-to-use, fashion accessory to encourage users to increase their mobility and overall wellness and to wear it with pride.

Although we currently focus on the sports and wellness market, we have a legacy business that has been dedicated to the health care and medical products industry. Recently, we decided to switch our concentration. In January 2010, our wholly owned subsidiary SPO Ltd. entered into an Alliance and License Agreement, dated as of December 1, 2009, with an entity owned and controlled by our Chief Technical Officer (the “Licensee”). Under the terms of the license agreement, the PulseOx medical product line is being marketed by the Licensee in the medical field.

Following our entry into the foregoing license agreement, our focus has moved away from medical products.  In addition to our entry into the sports and wellness markets, we are also engaged in developing and licensing our technology to third parties for integration with products in the recreational, military, baby wellness monitoring and sleep monitoring fields.

We have generated significant operating losses since inception and we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

We will need to raise additional funds in order to realize our business plan as well as pay outstanding loans in the approximate amount of $ 1 million, of which $320,000 are currently due and payable. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning July 2008, we have significantly curtailed our non-essential product design and development, and ceased all marketing activities and product manufacturing. We have terminated certain product development plans. During 2008 we deferred part of management and employee salaries and benefits. In January 2010, we restructured our operations in an attempt to focus primarily on our core technology for non-medical market operations. The restructuring included entering into a licensing agreement for the existing medical PulseOx product line, which resulted in the cessation of the Company’s production, sales and marketing activities. As of August 16, 2010, we had six employees working on a full-time basis. If we are unable to raise capital when needed, it may be necessary for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Commencing January 2010, we anticipate that revenue generation will be principally from OEM and licensing agreements which will be recognized upon delivery of services through such agreements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX AND THREE MONTHS ENDED JUNE 30, 2010 AND THE SIX AND THREE MONTHS ENDED JUNE 30, 2009

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

The cessation of operations was given effect as of January 1, 2009. Consequently, operating results of this segment has been reported in this financial statements as discontinued operations in accordance with ASC number 360-10 (formerly SFAS No. 144) "Accounting For The Impairment Or Disposal Of Long Lived Assets", ("ASC 360-10"). As a result of this treatment we have reclassified our results of operations for the six and three months periods ended June 30, 2009 in accordance with provisions of ASC 360-10.

REVENUES. Revenues for the six and three months ended June 30, 2010 were $113,000 and $92,000, respectively. No revenues were recorded in the corresponding periods in 2009. The revenues during the 2010 periods were generated from research and development services that we provided.

COSTS OF REVENUES. Costs of revenues include all costs related to services provided and consist primarily of direct material costs, and salaries and related expenses for personnel. Costs of revenues for the six and three months ended June 30, 2010 were $90,000 and $72,000, respectively, and were primarily attributable to salaries and related expenses.  There were no costs of revenues recorded for the corresponding periods in 2009.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net, consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for employees, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses, net, for the six and three months ended June 30, 2010 were $98,000 and $49,000, respectively. Research and development expenses, net, for the six and three months ended June 30, 2009 were $265,000 and $195,000, respectively. The decrease in research and development expenses during each of the six and three months ended June 30, 2010 as compared to the corresponding periods in 2009 is primarily attributable to the decrease in the number of employees and other personnel resulting from the restructuring of our business, including the entry into the License. Research and development expenses, net, for the six months ended June 30, 2010 and 2009 are net of $69,000 and $125,000, respectively, of grant awards received from the Office of the Chief Scientist of the Government of Israel (“OCS”), which we recognized and were offset against expenses in the periods.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the six and three months ended June 30, 2010 were $351,000 and $197,000, respectively, compared to $457,000 and $289,000, respectively, for the corresponding periods in 2009.  The decrease in general and administrative expenses during  the 2010 periods as compared to the 2009 periods is primarily attributable to the reduction in number of employees and the decrease in professional fees effected during the six and three months ended June 30, 2010 ..

FINANCIAL EXPENSES, NET Financial expenses, net, for the six months ended June 30, 2010 and 2009 were $120,000 and $130,000, respectively. Financial expenses, net, for the three months ended June 30, 2010 and 2009 were $118,000 and $78,000, respectively. The principal components of the financial expenses during the six months ended June 30, 2010 and 2009 were: (i) interest in respect of debt instruments issued by the Company between April 2005 and October 2006 of $30,000 and $52,000, respectively, (ii) income recorded during the six months ended June 30, 2010, in the amount of $64 in accordance with settlement agreements signed with holders of debt instruments, (iii) non-cash amortization expenses in the amount of $155,000 and $5,000, respectively, (iv) exchange rate differences and (v) other ($1,000) and $73,000, respectively.
.
NET INCOME FROM DISCONTINUED OPERATIONS. Following the entry into the License, we ceased all previous operations associated with the distribution of the PulseOx line in the medical field. Consequently, for the six and three months ended June 30, 2009 we recorded net income from discontinued operations consisting of operating results of the discontinued operations. During the six and three months period ended June 30, 2010 we did not record any net income from discontinued operations as compared to $178,000 and $31,000 during the corresponding period in 2009

NET LOSS. For the six and three months ended June 30, 2010, we had net losses of $546,000 and $344,000, respectively. Net losses for the corresponding periods in 2009 were $674,000 and $531,000, respectively. The decrease in net loss during the 2010 periods as compared to the 2009 periods is primarily attributable to the decrease in expenses resulting from the restructuring of our business as described above.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that available cash resources will allow us to meet our operating requirements and business plan through December 2010.We will need to raise additional funds in order to pay outstanding loans in the aggregate approximate amount of $1 million, of which $320,000 are currently due and payable, and to realize our restructured business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in July 2008 we significantly curtailed our non-essential product design and development, marketing activities and reorganized our product manufacturing and delivery system to “just-in-time” arrangements. We have terminated certain product development plans. During 2008 and 2009, we deferred part of management and employee salaries and benefits. As of August 16, 2010, we had six employees working on a full-time basis. As noted above, in our restructured operations, we intend to pursue joint ventures, OEM type arrangement, research and or sub contractor agreements relating to our oximetry technology with respect to the recreational, military, baby wellness monitoring and sleep monitoring fields. If we are unable to raise capital through a financial raise or joint-venture type of agreement in the near term, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern. Additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations.

As of June 30, 2010, we had cash and cash equivalents of approximately $96,000 compared to $386,000 at December 31, 2009. On August 16, 2010, we had cash and cash equivalents in the amount of approximately $236,000. The increase in cash resources as of August 16, 2010 is primarily attributable to results of our private placement of units of our securities during July 2010 which is further discussed below.

We generated net negative cash flows from operating activities of approximately $307,000 and $131,000 during the six and three months ended June 30, 2010 compared to $189,000 and $67,000 positive cash flows during the corresponding period in 2009. The decrease in cash flows is primarily attributable to our restructuring process which was initiated in January 2010 to focus primarily on licensing our core technology for non-medical market applications   In addition, the grants we received from the OCS decreased from $125,000 during the three months ended March 31, 2009 to $69,000 during the three months ended March 31, 2010

In July 2010, we raised gross proceeds of approximately $438,000 form the private placement to accredited investors of units of our securities. Each unit offered in the private placement consisted of (i) 200,000 shares of the Company's common stock and (ii) a three-year warrant  to purchase 100,000 shares of the Company’s Common Stock at a per share exercise price of $0.25 per share. A total of 2,921,667  shares of Common Stock were issued in this private placement. In addition, Investor Warrants to purchase a total of 1,460,833 shares of Common Stock at the exercise price of $0.25 per share were issued.

In December 2005 we completed the private placement to certain accredited investors that we commenced in April 2005 for the issuance of up to $1,544,000 of units of our securities, with each unit comprised of (i) our 18 month 6% promissory note (collectively, the "April 2005 Notes") and (ii) three year warrants to purchase up to such number of shares of our Common Stock as determined by the principal amount of the Note purchased by such investor divided by $ 0.85 (collectively the "April 2005 Warrants"). We and the holders of $1,464,000 in principal amount of the April 2005 Notes subsequently agreed to (a) extend the maturity term of the April 2005 Notes through March 26, 2008, (b)extend the exercise period of the April 2005 Warrants from three to five years with an expiration date of September 26, 2010 and adjust the per share exercise price to $0.60 and (c) increase the interest rate on the amounts outstanding under the April 2005 Notes to 8% per annum, effective July 12, 2006. Holders of notes in the principal amount of $125,000 that agreed to the extension of the maturity date on the notes , have since exercised their warrants and converted the interest accrued there on into common stock; and a holder of an April 2005 Note in the principal amount of $50,000 was repaid. The Amendment also provided that if we subsequently issue shares of our Common Stock at an effective per share exercise price less than that of the adjusted per share exercise price of the April 2005 Warrants during the adjusted exercise period, then the exercise price thereof is to be reduced to such lower exercise price, except for certain specified issuances. All of the extended notes, matured on March 26, 2008. On December 31, 2009, we and the last holder of $30,000 who did not sign the Amendment agreed to extend the note’s maturity date to December 31, 2011 in consideration of the issuance of warrants to purchase up to 50,000 shares of our common stock, exercisable through the third anniversary of issuance, at a per share exercise price of $0.01.

In March 2008, we offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes, to the exercise price of the April 2005 Warrants, thereby exercising these warrants, and to convert into Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders who accepted this offer were issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants will be exercisable over three years at an exercise price of $0.60. As of December 31, 2009, the holders of approximately $439,000 in principal amount have agreed to apply the principal amount owed to them to the exercise price of the April 2005 Warrants. Accordingly, approximately $520,000 in amounts owed under the 2005 Notes have been converted into equity and, accordingly, an aggregate of 866,528 shares of our Common Stock have been issued upon exercise of the April 2005 Warrants and conversion of the interest owing on the April 2005 Notes. Under the terms of the offer, new warrants for 216,636 share of our Common stock have been issued to these April 2005 Note holders, exercisable over three years from the date of issuance. Three note holders of the principal amount of $200,000 have agreed to extend their loan for a further 24 months and we agreed to pay to them the interest accrued through the original maturity date of March 26, 2008 in the aggregate amount of $40,000. Under the terms of the agreement with the extending note holders, we will issue to the extending holders new warrants for an aggregate of 50,000 shares of our Common stock, which warrants are exercisable for three years from issuance and contain the same operative terms, including exercise price, as the warrants that were originally issued in connection with the issuance of the April 2005 Notes. We have been informed by the holders of $300,000 in principal amount of their election to not accept our offer, of which $250,000 of principal and the accrued interest thereon has been repaid as of December 31, 2009. On March 15, 2010, we agreed with the holder of an April 2005 Note in the principal amount of $50,000 to extend the note’s maturity date to September 15, 2010 and, in consideration thereof, we agreed to pay the holder total amount of $45,000, of which $40,000 was paid as of the date of the filing of this quarterly report and the last payment on the amount of $5,000 will be made in September 2010. On February 5, 2009, we agreed with one of the note holders to repay $25,000 in principal over a number of payments during 2009 and to convert accrued interest to 26,500 shares of common stock.  On July 27, 2010, we issued to two holders of  the April 2005 Notes a total of 1,370,000 restricted shares of its common stock, par value $0.01 per share in satisfaction of our currently due promissory note held by one of the accredited investors in the approximate amount of $202,000.

In July 2006, we commenced a private placement of units of our securities, with each unit comprised of (i) our 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which we raised $550,000 (the maximum amount that could be raised from this offering). Under the terms of the offering, the principal and accrued interest is due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25,000 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any of the offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. During 2007, we offered to the holders of the notes to convert the principal and accrued interest into shares of the Company’s Common Stock at a per share conversion price of $0.90. As of March 29, 2010, the holders of $238,000 of the principal amount agreed to convert the principal and accrued interest thereon into shares of our Common Stock. We repaid to note holders the principal amount of $75,000 and the accrued interest thereon. On December 31, 2009 we and a holder of notes in the principal amount of $150,000 agreed to extend the note’s maturity date to December 31, 2011 in consideration of the issuance of warrants to purchase up to 50,000 shares of the Company’s common stock, at a per share exercise price of $0.01 exercisable for a period of three years.  We have already paid the note holder $102,000 on account for the amount owed to him On June 30, 2010, we issued 105,074 restricted shares of our Common Stock to a note holder in satisfaction of $16,000  owed to such holder and the cancellation of previously issued warrants to purchase up to 7,800 shares of the Company's Common Stock. As of August 16, 2010, approximately $180,000 in respect of the principal and accrued interest on these notes remains outstanding.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended June 30, 2010, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We first disclosed in the quarterly report on Form 10-Q for the three months ended March 31, 2008, that we had not repaid principal and accrued interest that became due during the quarterly period covered by such report. We disclosed in subsequent quarterly reports on Form 10-Q additional amounts that became due in ensuing quarterly periods and the results of our efforts to resolve these matters. As of June 30, 2010, there continues to remain outstanding, in the aggregate, approximately $320,000 of such principal and accrued interest. We continue to hold discussions with certain of the holders of the outstanding debt in an attempt to resolve this matter; no assurance can be provided that we will be successful in concluding any mutually acceptable resolution of this matter.

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

DATE: August 16, 2010	/s/ Michael Braunold
Michael Braunold
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director