Form 10-Q
period 2010-09-30
SPO Medical Inc
filed 2010-11-15
CIK 716778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2010 or

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

As of November 15, 2010, SPO Medical Inc. had outstanding 32,482,340 shares of common stock, par value $0.01 per share.

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

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	September 30, 2010	December 31, 2009
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$180	$386
Trade receivables, net	-	15
Prepaid expenses and other accounts receivable	104	151
	284	552

LONG-TERM INVESTMENTS

Severance pay fund	180	166

PROPERTY AND EQUIPMENT, NET	118	141

TOTAL ASSETS	$582	$859

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Short-term loans, net	$392	$1,135
Trade payables	32	32
Employees and payroll accruals	416	485
Accrued expenses and other payables	580	588
	1,420	2,240

LONG-TERM LIABILITIES
Warrants to issue shares	505	-
Long-term loans	367	-
Accrued severance pay	311	295
	1,183	295

STOCKHOLDERS’ DEFICIENCY
Stock capital	314	252
Additional paid-in capital	15,621	14,403
Accumulated deficit	(17,956)	(16,331)
	(2,021)	(1,676)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$582	$859

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share data)

	Nine months ended September 30,		Three months ended September 30,
	Unaudited		Unaudited
	2010	2009	2010	2009

Revenues	159	-	46	-
Cost of revenues	125	-	35	-

Gross profit	34	-	11	-

Operating expenses
Research and development, net	158	418	60	153
Selling and marketing	470	-	470	-
General and administrative	479	649	128	192

Total operating expenses	1,107	1,067	658	345
Operating loss	1,073	1,067	647	345
Financial expenses, net	552	226	432	96
Loss for the period from continuing operations	1,625	1,293	1,079	441
Net income from discontinued operations net of taxes	-	256	-	78

Net loss	$1,625	$1,037	$1,079	$363

Loss for the period

Basic and diluted loss per ordinary share continued operations	$(0.05)	$(0.05)	$(0.03)	$(0.01)
Basic and diluted profit per ordinary share discontinued operations	-	$0.01	-	-

Loss per share	$(0.05)	$(0.04)	$(0.03)	$(0.01)

Weighted average number of shares outstanding used in computation of basic and diluted loss per share	30,745,469	26,133,205	39,589,802	26,346,119

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIENCY

U.S. dollars in thousands

	Stock capital	Additional paid-in capital	Accumulated deficit	Total

Balance as of January 1, 2009	$248	$14,241	$(15,854)	$(1,365)

Amortization of deferred stock-based compensation related to options granted to employees		41		41
Issuance of ordinary stock upon conversion of unpaid accrued interest	*	6		6
Issuance of ordinary stock to service providers	4	28		32
Issuance of warrants in consideration of unpaid directors fees		8		8
Issuance of warrants in connection with extension of loans and accrued interest		8		8
Amortization of deferred stock-based compensation related to options granted to employees in restructuring		71		71
Net Loss			(477)	(477)
Balance as of December 31, 2009	252	14,403	(16,331)	(1,676)
Issuance of ordinary stock to service providers	6	90		96
Benefit on issuance of warrants to service providers		350		350
Amortization of deferred stock-based compensation related to options granted to employees in restructuring		2		2
Capital raise, net	41	285		326
Amortization of deferred stock-based compensation related to options granted to employees in consideration of unpaid salaries and employment benefits		89		89
Issuance of warrants in connection with extension of loans and accrued interest		195		195
Issuance of ordinary stock upon settlement of unpaid principal and accrued interest	15	207		222
Net Loss			(1,625)	(1,625)
Balance as of September 30, 2010, Unaudited	$314	$15,621	$(17,956)	$(2,021)
* Less than $1

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands (except share data))
SPO MEDICAL INC.
AND ITS SUBSIDIARY
CONDENSED INTERIM STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
	Unaudited		Unaudited

Cash Flows from Operating Activities
Loss for the period	$(1,625)	$(1,037)	$(1,079)	$(363)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	29	30	10	10
Non-cash amortization expenses and Stock-based compensation expenses	638	40	481	9
Non-cash expenses related to warrants to issue shares	302	-	302	-
Income resulted from a settlement with a loaner	(64)	-	-	-
Grant of ordinary stock to service providers	95	32	24	27
Increase in accrued interest payable on loans	46	83	16	31
Changes in assets and liabilities
Decrease in trade receivables	15	129	-	49
Decrease in other receivables	(53)	-	(66)	(2)
Decrease in inventories	-	448	-	69
Increase (decrease) in accounts payable	-	(167)	12	(1)
Increase (decrease) in employees and payroll accruals	(69)	375	(63)	60
Increase in accrued severance pay, net	2	57	10	29
Increase (decrease) in other payables and accrued expenses	(8)	137	(32)	20
Net cash provided by(used in) operating activities	(692)	127	(385)	(62)

Cash Flows from Investing Activities

Payment received in connection with license agreement	100	-	-	-
Purchase of property and equipments	(6)	-	(6)	-
Net cash provided by(used in) investing activities	94	-	(6)	-

Cash Flows from Financing Activities
Net proceeds from issuance of shares	326	-	326	-
Proceeds from issuance of warrants to issue shares	203	-	203	-
Repayment on short-term loans	(137)	(93)	(54)	(23)
Net cash provided by (used in) financing activities	392	(93)	475	(23)

Increase (decrease) in cash and cash equivalents	(206)	34	84	(85)
Cash and cash equivalents at the beginning of the period	386	263	96	382

Cash and cash equivalents at the end of the period	$180	$297	$180	$297

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

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 8.03 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2010 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ended December 31, 2010.

Certain prior years' amounts have been reclassified in conformity with current year's financial statements.

NOTE 3     -    Going Concern

As reflected in the accompanying financial statements, the Company’s operations for the nine and three months ended September 30, 2010, resulted in a net loss of $1,625 and $1,079 respectively and the Company’s balance sheet reflects a net stockholders’ deficit of $2,021. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. As disclosed in previous filings with the Securities and Exchange Commission, management has been attempting to raise additional cash from current and potential stockholders and plans to continue these efforts. As further described in Note 6 below, in July and September 2010, the Company raised net proceeds of $529 from the private placement of certain units of its securities to accredited investors.

In January 2010, the Company restructured its operations in an attempt to focus primarily on licensing its core technology for non-medical market applications. The restructuring included entering into a licensing agreement for the existing medical PulseOx product line (the “License”), which resulted in the cessation of the Company’s production, selling and marketing activities in the medical related fields.

SPO MEDICAL INC AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands (except share data))

NOTE 4     –   Discontinued Operations

Following the entry into the License, the Company ceased its previous operations associated with the distribution of the PulseOx product line in the medical field.  Consequently operating results of this segment have been reported in these financial statements as discontinued operations in accordance with statement of financial accounting standards "Accounting For The Impairment Or Disposal Of Long Lived Assets" ASC 360-10, and the company has reclassified its results of operations for the prior period in accordance with provisions of ASC 360-10. ("SFAS 144").

NOTE 5     -    Financial Expenses

Financial expenses, net, for the nine months ended September 30, 2010 and 2009 were $552 and $226, respectively. Financial expenses, net, for the three months ended September 30, 2010 and 2009 were $432 and $96, respectively. The principal components of the financial expenses during the three months ended September 30, 2010 were: (i) Non-cash financial expenses related to warrants to issue shares in the amount of $302. (ii) Interest in respect of debt instruments issued by the Company between April 2005 and October 2006 $16 (iii) non-cash amortization expenses in the amount of $40 and (iv) exchange rate differences and other $74.

NOTE 6     -    Stockholders Equity

Authorized Shares

On July 12, 2010, the Company’s Board of Directors authorized an increase of the number of shares of Common Stock from 50,000,000 to 100,000,000 and the majority of Company’s stockholders approved such increase on July 13, 2010. The increase became effective as of October 4, 2010.

The Company’s Board of Directors is authorized to issue from time to time up to 2 million shares of preferred stock in one or more series, and to fix for each such series such voting power and such designations, preferences, relative participating or other rights, redemption rights, conversion privileges and such qualifications or restrictions thereof as shall be adopted by the board and set forth in an amendment to the Company’s Certificate of Incorporation. Unless a vote of any shareholders is required pursuant to the rights of the holders of preferred stock then outstanding, the board may form time to time increase or decrease (but not below the number of shares of such series outstanding) the number of shares of any series of Preferred Stock subsequent to the issuance of shares of that series.

SPO MEDICAL INC AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands (except share data))

NOTE 6    -     Stockholders Equity (cont.)

Issuance of Securities

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

(ii)
On July 1, 2010, the Company issued to a Non-U.S. person warrants to purchase up to 3,800,000 shares of the Company's Common Stock pursuant to the terms of a development and marketing agreement for the provision of services relating to the development, launching and marketing of the Company's products and technologies to the wellness and recreational sports market. The warrants are exercisable through June 30, 2015 at a per share price of $0.01, as follows: commencing on August 1, 2010 and continuing through July 2011, the warrants are exercisable for up to 320,000 shares of Common Stock on the first trading day of each month and, on August 1, 2011, for 280,000 shares.

(iii)
On July 15, 2010, the Company issued to the employees of its subsidiary, SPO Medical Ltd, three year warrants to purchase up to 345,000 shares of the Company’s Common Stock at a per share exercise price of $0.01 in consideration of the waiver by such employees of amounts payable to them.

(iv)
On July 27, 2010, the Company issued a total of 1,370,000 restricted shares of its Common Stock to  its accredited investor in full settlement of the Company's currently due promissory note in the approximate amount of $202. Of these shares, 685,000 shares were issued to the note holder and the remaining 685,000 shares were issued to a designee of the note holder and a principal officer thereof. In addition the Company issued to the investor warrants to purchase up to 700,000 shares of the Company’s common stock, at a per share exercise price of $0.15 exercisable through November 15, 2010, of which warrants for 666,667 were exercised  on November 15, 2010 in consideration of $100.

(v)
On July 29, 2010, the Company entered into a Subscription Agreement with eight accredited investors (the “Investors”), pursuant to which the Company sold and issued to the Investors (the “Private Placement”) an aggregate of 14.61 units of the Company's securities described below (the “Units”) at a purchase price of $30 per Unit, for aggregate gross proceeds of $438.

On September16, 2010, the Company entered into a Subscription Agreement with an additional eight accredited Investors, pursuant to which the Company sold and issued to these Investors an aggregate of 6.016 Units at the per Unit price of $30 in a second closing of its Private Placement, for aggregate gross proceeds of $181.

Each Unit is comprised of (i) 200,000 shares of the Company's Common Stock, and (ii) a three-year warrant (the “Investor Warrant”) to purchase 100,000 shares of the Company’s Common Stock at a per share exercise price of $0.25 per share.

A total of 4,125,667 shares of Common Stock were issued pursuant to the two closings described above. In addition, Investor Warrants to purchase a total of 2,062,833 shares of Common Stock at the exercise price of $0.25 per share were issued pursuant to such closings.  The Private Placement terminated on October 13, 2010.

The Company received net proceeds of $529 after payment of $90 of cash commissions and an expense allowance to the placement agent of the Private Placement (the “Placement Agent”) and other offering expenses and related costs in connection with the Private Placement.  In addition, the Company issued to the Placement Agent three-year warrants to purchase an aggregate of 742,626 shares of the Company’s Common Stock, of which warrants for 495,080 shares are at an exercise price of $0.15 per share and warrants for 247,546 shares are at an exercise price of $0.25 per share. The warrants issued to the Placement Agent are referred to in this report collectively as the “Agent Warrants.”

SPO MEDICAL INC AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands (except share data))

NOTE 6      -      Stockholders Equity (cont.)

The Investor Warrants and Agent Warrants may be exercised in cash or pursuant to a net exercise provision if on or after the six month anniversary of issuance if there is not an effective registration statement relating to the resale of the shares of Common Stock and the share of Common Stock issuable upon exercise of the Investor Warrants and the Agent Warrants. The exercise price of the Investor Warrants and the Agent Warrants is subject to adjustment for stock splits, stock dividends, recapitalizations and also provide for certain price protection anti-dilution provisions in the event of future issuances of Common Stock or Common Stock equivalents at less than $0.15 per share (subject to certain customary exceptions). The Investor Warrants and Agent Warrants also are subject to a blocker that would prevent each holder’s Common Stock ownership at any given time from exceeding 4.999% of the Company’s outstanding Common Stock, which provision may be waived by the holder on 61 days prior written notice.

None of the Units, Investor Warrants or Agent Warrants, or the Common Stock issuable upon conversion or exercise thereof, has been registered under the Securities Act of 1933 and none may be offered or sold absent registration or an applicable exemption from registration.

The company treated the issuance of the warrants mentioned above in accordance with ASC 815-40 Contracts in Entity's Own Equity. The Company determined that the warrants are considered derivatives and should be classified as liabilities carried at fair value through profit and loss. The reason for that classification is that the exercise price of the warrants may be adjusted in response to changes in variables not considered to be inputs to the fair value of a fixed-for-fixed option on equity shares.

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

OVERVIEW

SPO Medical Inc. (“we” or the “Company” or “SPO”) is engaged in the design and development of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood, which is known as Reflectance Pulse Oximetry (RPO). RPO functions using an ASIC (application specific integrated circuit), which is equivalent to a “customized” semi-conductor. Using this technology, a sensor can be positioned on various body parts, minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhance wireless, stand-alone configurations facilitating expanded commercial possibilities. As of November 2010, we hold 12 patents issued by the United States Patent and Trademark Office ("USPTO") and European Patent Authorities covering various aspects of our technologies.

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

We will need to raise additional funds in order to realize our business plan as well as pay outstanding loans in the approximate amount of $753,000, of which $331,000 are currently due and payable. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning July 2008, we have significantly curtailed our non-essential product design and development, and ceased all marketing activities and product manufacturing. We have terminated certain product development plans. During 2008 we deferred part of management and employee salaries and benefits. In January 2010, we restructured our operations in an attempt to focus primarily on our core technology for non-medical market operations. The restructuring included entering into a licensing agreement for the existing medical PulseOx product line, which resulted in the cessation of the Company’s production, selling and marketing activities. As of November 15, 2010, we had six employees working on a full-time basis. If we are unable to raise capital when needed, it may be necessary for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Commencing January 2010, we anticipate that revenue generation will be from OEM and technology licensing agreements and from direct selling agreements of our recreational sports and wellness products. Revenues will be recognized upon delivery of services and products through such agreements.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2010 AND THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009

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

The cessation of operations was given effect as of January 1, 2009. Consequently, operating results of this segment has been reported in this financial statements as discontinued operations in accordance with ASC number 360-10 (formerly SFAS No. 144) "Accounting For The Impairment Or Disposal Of Long Lived Assets", ("ASC 360-10"). As a result of this treatment we have reclassified our results of operations for the nine and three months periods ended September 30, 2009 in accordance with provisions of ASC 360-10.

REVENUES. Revenues for the nine and three months ended September 30, 2010 were $159,000 and $46,000 respectively; no revenues were recorded in the corresponding periods in 2009. The revenues during the 2010 period were generated from research and development services that we provided.

COSTS OF REVENUES. Costs of revenues include all costs related to services provided and consist primarily of direct material costs, and salaries and related expenses for personnel. Costs of revenues for the nine and three months ended September 30, 2010 were $125,000 and $35,000 respectively, and were primarily attributable to salaries and related expenses;   There were no costs of revenues recorded for the corresponding periods in 2009.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net, consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for employees, contract design and testing services, supplies used and consulting fees paid to third parties. Research and development expenses, net, for the nine and three months ended September 30, 2010 were $158,000 and $60,000, respectively. Research and development expenses, net, for the nine and three months ended September 30, 2009 were $418,000 and $153,000, respectively. The decrease in research and development expenses during each of the nine and three months ended September 30, 2010 as compared to the corresponding periods in 2009 is primarily attributable to the decrease in the number of employees and other personnel resulting from the restructuring of our business, including the entry into the License. Research and development expenses, net, for the nine months ended September 30, 2010 and 2009 are net of $69,000 and $125,000, respectively, of grant awards received from the Office of the Chief Scientist of the Government of Israel (“OCS”), which we recognized and were offset against expenses in the periods.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to consultants for the provision of public relations, promotion and marketing services geared to the recreational sports and wellness market. Selling and marketing expenses for the nine and three months ended September 30, 2010 were $470,000, of which $351,000 are stock based non cash expenses, which were generated during the three months ended September 30, 2010. There were no selling and marketing expenses for the corresponding periods in 2009. The increase in selling and marketing expenses during the three months ended September 30, 2010 is primarily attributable to the increase in our marketing efforts in the sports and wellness market.

GENERAL AND ADMINISTRATIVE EXPENSES . General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the nine and three months ended September 30, 2010 were $479,000 and $128,000, respectively, compared to $649,000 and $192,000, respectively, for the corresponding periods in 2009. The decrease in general and administrative expenses during each of the nine and three months ended September 30, 2010 as compared to the corresponding periods in 2009  is primarily attributable  the reduction in number of employees and the decrease in professional fees.

FINANCIAL EXPENSES, NET Financial expenses, net, for the nine and three months ended September 30, 2010 were $552,000 and $432,000, respectively. Financial expenses, net, for the nine and three months ended September 30, 2009 were $226,000 and $96,000, respectively. The principal components of the financial expenses during the three months ended September 30, 2010 and 2009 were: (i) Non-cash financial expenses related to warrants to issue shares in the amount of $302,000 in the three months ended September 30, 2010, (ii) Interest in respect of debt instruments issued by us between April 2005 and October 2006 in the amount of $16,000 and $32,000 in the three months ended September 30, 2010 and 2009, respectively, (iii) non-cash amortization expenses in the amount of $40,000 and $16,000 in the three months ended September 30, 2010 and 2009, respectively and (iv) exchange rate differences and other in the amount of $74,000 and $48,000 in the three months ended September 30, 2010 and 2009, respectively.

NET INCOME FROM DISCONTINUED OPERATIONS. Following the entry into the License, we ceased all previous operations associated with the distribution of the PulseOx line in the medical field. Consequently, for the nine and three months ended September 30, 2009 we recorded net income from discontinued operations consisting of operating results of the discontinued operations. During the nine and three months period ended September 30, 2010 we did not record any net income from discontinued operations as compared to $256,000 and $78,000 during the corresponding period in 2009

NET LOSS. For the nine and three months ended September 30, 2010, we had net losses of $1,625,000 and $1,079,000, respectively. Net losses for the corresponding periods in 2009 were $1,037,000 and $363,000, respectively. The increase in net loss during the 2010 periods as compared to the 2009 periods is primarily attributable to the increase in selling and marketing expenses related to the marketing of our new product in the sport and wellness market as described above, as well as non cash financial expenses due related to warrant liability to issue shares in the amount of $302,000 in the three months ended September 30, 2010, offset by the decrease in other expenses due to restructuring of our business as described above.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that available cash resources will allow us to meet our operating requirements and business plan through December 2010.We will need to raise additional funds in order to pay outstanding loans in the aggregate approximate amount of $753,000, of which $331,000 are currently due and payable, and to realize our restructured business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in July 2008 we significantly curtailed our non-essential product design and development, marketing activities and reorganized our product manufacturing and delivery system to “just-in-time” arrangements. We have terminated certain product development plans. During 2008 and 2009, we deferred part of management and employee salaries and benefits. As of November 15, 2010, we had six employees working on a full-time basis. As noted above, in our restructured operations, we intend to pursue joint ventures, OEM type arrangement, research and or sub contractor agreements relating to our oximetry technology with respect to the recreational, military, baby wellness monitoring and sleep monitoring fields. If we are unable to raise capital through a financial raise or joint-venture type of agreement in the near term, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel . No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern. Additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations.

As of September 30, 2010, we had cash and cash equivalents of approximately $180,000 compared to $386,000 at December 31, 2009.

We generated net negative cash flows from operating activities of approximately $692,000 and $385,000 during the nine and three months ended September 30, 2010 compared to $127,000 positive cash flows and $62,000 negative cash flows during the corresponding periods in 2009. The decrease in cash flows is primarily attributable to our restructuring process which was initiated in January 2010 to focus primarily on licensing our core technology for non-medical market applications   In addition, the grants we received from the OCS decreased from $125,000 during the three months ended March 31, 2009 to $69,000 during the three months ended March 31, 2010.

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

In March 2008, we offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes, to the exercise price of the April 2005 Warrants, thereby exercising these warrants, and to convert into Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders who accepted this offer were issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants will be exercisable over three years at an exercise price of $0.60. As of December 31, 2009, the holders of approximately $439,000 in principal amount have agreed to apply the principal amount owed to them to the exercise price of the April 2005 Warrants. Accordingly, approximately $520,000 in amounts owed under the 2005 Notes have been converted into equity and, accordingly, an aggregate of 866,528 shares of our Common Stock have been issued upon exercise of the April 2005 Warrants and conversion of the interest owing on the April 2005 Notes. Under the terms of the offer, new warrants for 216,636 share of our Common stock have been issued to these April 2005 Note holders, exercisable over three years from the date of issuance We have been informed by the holders of $300,000 in principal amount of their election to not accept our offer, of which $250,000 of principal and the accrued interest thereon has been repaid as of December 31, 2009. On March 15, 2010, we agreed with the holder of an April 2005 Note in the principal amount of $50,000 to extend the note’s maturity date to September 15, 2010 and, in consideration thereof, we agreed to pay the holder total amount of $45,000, which was paid in full as of the date of the filing of this quarterly report. On February 5, 2009, we agreed with one of the note holders to repay $25,000 in principal over a number of payments during 2009 and to convert accrued interest to 26,500 shares of common stock.    On May 31, 2010, we issued to two note holders of the principal amount of $200,000 warrants to purchase up to 600,000 shares of our Common Stock in consideration of such investors' extension to December 31, 2011 of the maturity date of  April 2005 Notes held by them and the cancellation of previously issued warrants to purchase up to an aggregate of 333,333 shares of our Common Stock. The warrants are exercisable through December 31, 2013 at a per share exercise price of $0.15. On July 27, 2010, we issued to two holders of  the April 2005 Notes a total of 1,370,000 restricted shares of our Common Stock in satisfaction of a note held by one of the accredited investors in the approximate amount of $202,000 and warrants, exercisable through November 15, 2010 to purchase up to 700,000 shares of tour Common Stock, at a per share exercise price of $0.15; on November 15, 2010, warrants for 666,667 shares were exercised for cash proceeds to us of $100,000.

In July 2006, we commenced a private placement of units of our securities, with each unit comprised of (i) our 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which we raised $550,000 (the maximum amount that could be raised from this offering). Under the terms of the offering, the principal and accrued interest is due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25,000 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any of the offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. During 2007, we offered to the holders of the notes to convert the principal and accrued interest into shares of the Company’s Common Stock at a per share conversion price of $0.90. As of March 29, 2010, the holders of $238,000 of the principal amount agreed to convert the principal and accrued interest thereon into shares of our Common Stock. We repaid to note holders the principal amount of $75,000 and the accrued interest thereon. On December 31, 2009 we and a holder of notes in the principal amount of $150,000 agreed to extend the note’s maturity date to December 31, 2011 in consideration of the issuance of warrants to purchase up to 50,000 shares of the Company’s common stock, at a per share exercise price of $0.01 exercisable for a period of three years.  We have already paid the note holder $126,000 on account for the amount owed to him. On June 30, 2010, we issued 105,074 restricted shares of our Common Stock to a note holder in satisfaction of $16,000  owed to such holder and the cancellation of previously issued warrants to purchase up to 7,800 shares of the Company's Common Stock. As of November 15, 2010, approximately $175,000 in respect of the principal and accrued interest on these notes remains outstanding.

In July and September 2010, we raised net proceeds of approximately $529,000 from the private placement to accredited investors of units of our securities. Each unit offered in the private placement consisted of (i) 200,000 shares of the Company's common stock and (ii) a three-year warrant  to purchase 100,000 shares of the Company’s Common Stock at a per share exercise price of $0.25 per share. A total of 4,125,667 shares of Common Stock were issued in this private placement. In addition, Investor Warrants to purchase a total of 2,062,833 shares of Common Stock at the exercise price of $0.25 per share were issued. The private placement terminated on October 13, 2010.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended September 30, 2010, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We first disclosed in the quarterly report on Form 10-Q for the three months ended March 31, 2008, that we had not repaid principal and accrued interest that became due during the quarterly period covered by such report. We disclosed in subsequent quarterly reports on Form 10-Q additional amounts that became due in ensuing quarterly periods and the results of our efforts to resolve these matters. As of November 15, 2010, there continues to remain outstanding, in the aggregate approximately $331,000 of such principal and accrued interest. We continue to hold discussions with certain of the holders of the outstanding debt in an attempt to resolve this matter; no assurance can be provided that we will be successful in concluding any mutually acceptable resolution of this matter.

ITEM 6. EXHIBITS.

4.1	Form of Investor Warrant used in the Financing Referred to in Exhibit 10.1.

10.1	Placement Agency Agreement dated as of July 12, 2010 by and between SPO Medical Inc. and Emerson Equity LLC.

10.2	Form of Subscription Agreement.

31	Rule 13a - 14(a) Certification of Principal Executive Officer (and Principal Financial and Accounting Officer)

32	Section 1350 Certification of Principal Executive Officer (and Principal Financial and Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 15, 2010	/s/ Michael Braunold
Michael Braunold
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director