Form 10-K
period 2010-12-31
SPO Medical Inc
filed 2011-04-14
CIK 716778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
MARK ONE:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIESEXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  0-11772

SPO MEDICAL INC.
(Name of registrant as specified in its chapter)

Delaware	11-3223672
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

3, Gavish Street, POB 2454, Kfar Saba, Israel
(Address of Principal Executive Offices)

972-9-966-2520
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

The registrant had 33,207,340 shares of common stock outstanding as of April 14, 2011.  The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such common stock on the over the counter Bulletin Board on June 30, 2010, was approximately $6.7 million.

SPO MEDICAL INC.
2010 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1. BUSINESS

Overview

SPO Medical Inc. (“we” or the “Company”) is engaged in the design, development and marketing of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood, which is known as Reflectance Pulse Oximetry (RPO). Using RPO, a sensor can be positioned on various body parts, hence minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhance wireless, stand-alone configurations facilitating expanded commercial possibilities. As of April 2011, we hold 12 patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our technologies. As further discussed below, our technologies are currently applied to products that are designed for use by in the homecare, professional medical care, sports, safety and search and rescue markets.

In January  2010, our wholly owned subsidiary SPO Ltd. (“Ltd”) entered into an Alliance and License Agreement dated as of December 1, 2009 with an entity owned and controlled by our former Chief Technical Officer (the “Licensee”). Under the terms of the license agreement, the PulseOx medical product line discussed in further detail is being marketed by the Licensee in the medical field.  Under the license agreement, all worldwide sales, marketing and all existing inventory and manufacturing of the PulseOx line in the medical field was transferred to the Licensee in consideration of  $200,000 in cash and the Licensee’s (and its affiliates) agreement to pay to Ltd royalties derived from these products in agreed upon amounts.

 Following the license agreement, we are primarily engaged in developing and licensing our technology to third parties for integration with products in the recreational, military and baby wellness monitoring fields. Following our entry into the license agreement, we have restructured our business and ceased all operating activities formerly conducted with respect to the manufacture and marketing of our PulseOx product line to the medical market and we intend to pursue joint ventures, OEM type arrangements, research and or subcontracting agreements relating to our oximetry technology with respect to the recreational, military and baby wellness monitoring fields.

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

We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $934,000 and to realize our restructured business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in July 2008 we significantly curtailed our non-essential product design and development, and ceased all marketing activities and product manufacturing. During 2008, 2009 and 2010, we deferred part of management and employee salaries and benefits. As of April 13, 2010, we had three employees working on a full-time basis. As noted above, in our restructured operations, we intend to pursue joint ventures, OEM type arrangements, research and or sub contractor agreements relating to our oximetry technology with respect to the recreational, military and baby wellness monitoring fields. If we are unable to generate cash flow through a joint-venture or similar type of agreement or raise capital, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel or possibly ceasing operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We intend to continue to leverage our core technologies to develop new, innovative product applications for the recreational, military and baby wellness monitoring markets. In furtherance of this goal, we intend to pursue joint ventures, OEM type arrangements, and research and or sub contractor agreements relating to our oximetry technology with respect to these fields.

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

With respect to Bundled Technology, from 2010 through the end of the term, under the Agreement the Licensee (and its affiliates) are to pay 3% of gross revenues, payable on a quarterly basis, so long as Special Products do not comprise more than 50% of Bundled Technology. If the Special Products constitute more than 50% of the Bundled Technology, the per annum royalty rate shall be at the rate of 6%. Royalties are payable within the later to occur of (i) the 30 th day following receipt of revenues proceeds or (ii) 30th day following the end of the period for which royalties are payable.

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

Sports Watch — a sports watch for monitoring hear rate for sports enthusiast to monitor their wellness while training or engaging in sport activities without the requirement to wear a conventional chest strap or equivalent.

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

Our research and development activities as well as product design activities are primarily conducted in our research and development subsidiary SPO Ltd. located in Israel. In connection with our efforts to curtail operating expenses and conserve our cash resources, in 2010 we focused principally on the development of the wellness bracelet and sports watch and ceased development of other products.

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

To achieve our objectives, we are pursuing the following business strategies:

Increasing growth potential by pursuing new market opportunities. Through our initial success in penetrating the medical device market with our proprietary oximetry technology, we intend to diligently pursue other market opportunities that are seeking similar technological solutions and product offerings as previously demonstrated and implemented by us. These include the recreational, sports and wellness markets.

Partner with highly qualified, focused companies, internationally. We intend to continue to seek out collaborative arrangements with leading international distributors for our consumer products for which we have developed the prototypes, in preparation for technological due diligence. We have identified a number of potential partners for these products, although there can be no assurance that we will be able to enter into any such collaborative arrangement.

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

Marketing and Sales Organization.

Following the restructuring of our business operations in January 2010, we are primarily engaged in research and development and design activities as well as business development activities with potential client corporations for commercialization and distribution of our oximetry technology.  We intend to pursue joint ventures, OEM type arrangement, research and or sub contractor agreements relating to our oximetry technology with respect to the recreational, military and baby wellness monitoring fields. We anticipate that our prospective partners, if any, will take responsibility for manufacturing and sales/marketing of their products that include the oximetry technology component from us.

Patents and Proprietary Information

We currently rely on a combination of patent, trade secret, copyright and trademark law, as well as non-disclosure agreements and invention assignment agreements, to protect proprietary information. However, such methods may not afford complete protection and there can be no assurance that other competitors will not independently develop such processes, concepts, ideas and documentation. As of April 2011, we hold twelve patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our unique sensors for radiance based diagnostics using pulse oximetry. Although we believe that our existing issued patents provide a competitive advantage, there can be no assurance that the scope of our patent protection is or will be adequate to protect our technologies or that the validity of any patent issued will be upheld in the future.

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

Employees

As of April 13, 2011, we had three employees working on a full time basis. None of these employees are subject to collective bargaining agreements.

Beginning July 2008 and continuing through December 2010, we deferred salaries and benefits with respect to our executive management and subsequently we applied this policy with respect to our employees, along with the reduction in headcount described above, in an effort to reduce operating expenses and conserve our cash resources. This policy was implemented with the consent of the employees.

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

AVAILABLE INFORMATION

Our Internet websites are located at http://www.spoglobal.com and www.spowellness.com. This reference to our Internet websites do not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

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

RISKS RELATED TO OUR BUSINESS

WE NEED ADDITIONAL FINANCING ON AN ACUTE BASIS AND FAILURE TO OBTAIN ADEQUATE FINANCING COULD LEAD TO THE FINANCIAL AND OPERATING FAILURE OF OUR COMPANY IN THE FUTURE.

We believe that our existing cash resources are insufficient to enable us to maintain operations as presently conducted and meet our obligations as they come due, as well pay outstanding loans which are currently due and payable. We will not be able to maintain operations as presently conducted beyond June 30, 2011 unless we raise additional funds or generate fees, whether through the issuance of our securities, licensing fees for our technology or otherwise. If we are unsuccessful in these efforts, we may consequently have to cease operations entirely.  Without adequate funding, we also may not be able to accelerate the development and deployment of our products, respond to competitive pressures and develop new or enhanced products. At the present time, we have no commitments for any financing, and there can be no assurance that capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders.   Any failure to achieve adequate funding will delay our development programs and product launches and could lead to abandonment of one or more of our development initiatives, as well as prevent us from responding to competitive pressures or take advantage of unanticipated acquisition opportunities. In addition to a number of outstanding amounts owed to suppliers and professional service providers, as at December 31, 2010 we owe approximately $776,000 on outstanding notes that we issued in April 2005 and July 2006 and December 2010. We currently do not have the capital resources from which to pay these amounts.

Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations.

Even if we raise funds to address our immediate working capital requirements, we also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. In addition, the deterioration in the general economic environment that began in 2008 and continued into 2010 further complicates our capital raising efforts.

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

The U.S. and other world economies are slowly recovering from a recession which began in 2008 and extended into 2010. While economic growth has resumed, it remains modest and the timing of an economic recovery is uncertain. There are likely to be significant long-term effects resulting from the recession and credit market crisis, including a future global economic growth rate that is slower than what was experienced in recent years. Unemployment rates remain high and businesses and consumer confidence levels have not yet fully recovered to pre-recession levels. In addition, more volatility may occur before a sustainable, yet lower, growth rate is achieved. This could result in an unfavorable market for us to license our core technologies for the non medical market, thereby likely harming our business, results of operations and financial conditions.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES AND NEGATIVE OPERATING CASH FLOWS IN THE FUTURE.

Our accumulated deficit was approximately $18.5 million as at December 31, 2010. We expect our operating losses to continue as we continue to expend resources to further develop and enhance our technology offering, to complete prototyping for  proof-of-concept, obtain regulatory clearances or approvals as required, expand our business development activities and finance capabilities and conduct further research and development. We also expect to experience negative cash flow in the short-term until licensing revenues become available through the implementation of the Company’s technology via client corporations for commercialization and distribution of products that include our technology.

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

THE SALE OF CERTAIN OF OUR PRODUCTS IN THE UNITED STATES IS SUBJECT TO GOVERNMENT REGULATIONS AND WE MAY NOT BE ABLE TO OBTAIN CERTAIN NECESSARY CLEARANCES OR APPROVALS.

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

As of April 2011, we have been issued twelve United States patents. One or more of the patents for our existing or future products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

THERE IS NO ESTABLISHED MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED

Since October 8 2007, our Common Stock has been quoted on the over-the-counter Bulletin Board under the symbol “SPOM”. The Bulletin Board is a centralized quotation service that collects and publishes market maker quotes in real time. Because our stock trades on the Bulletin Board, rather than on a national securities exchange this may affect the liquidity of our Common Stock. Prior to such date, our Common Stock was quoted on the “Pink Sheets”.

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

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK

As of April 13, 2011, we had 100 million authorized shares of Common Stock, of which 33,207,340 shares of our Common Stock were issued and outstanding as of such date. An additional 16,752,217 shares have been reserved for issuance upon exercise or conversion of outstanding options, warrants and convertible securities. Many of the those options, warrants and convertible securities contain provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event or the exercise or conversion of any of the options, warrants or convertible securities described above would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

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

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

•	Variations in our quarterly operating results due to a number of factors, including but not limited to those identified in this "RISK FACTORS" section;

•	Changes in financial estimates of our revenues and operating results by securities analysts or investors;

•	Announcements by us of commencement of, changes to, or cancellation of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Additions or departures of key personnel;

•	Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;

•	Commencement of or involvement in litigation; and

•	announcements by us or our competitors of technological innovations or new products

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

REGIONAL INSTABILITY IN ISRAEL MAY ADVERSELY AFFECT BUSINESS CONDITIONS AND MAY DISRUPT OUR OPERATIONS AND NEGATIVELY AFFECT OUR REVENUES AND PROFITABILITY.

In recent months, civil unrest, which initially began in Tunisia and then spread to Egypt, have resulted in changes in the Tunisian and Egyptian governments, has spread to other areas in the Middle East. There have been numerous demonstrations by protestors demanding a regime change in their country, and some of the demonstrations have been marked by violence. Recently, the King of Jordan reconstituted his government after protestors demanded economic and political reforms.

Civil unrest could continue to spread throughout the region and involve other areas such as the Gaza Strip or nations such as Syria, Yemen, Lebanon or others. Such unrest, if it continues to spread or grow in intensity, could lead to civil wars; regime changes resulting in governments that are hostile to the US and/or Israel, such as has previously occurred in the region; violations of the 1979 Egypt-Israel Peace Treaty; or regional conflict.

Loss of property and/or interruption of our business plans resulting from hostile acts could have a significant negative impact on our earnings and cash flow. In addition, we may not have enough insurance to cover any loss of property or other claims resulting from these risks.

  ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We do not own any real property.

In January 2010, we relocated our corporate headquarters to Hagavish 3 Street,, Kfar Saba, Israel. We lease approximately 250 square feet in Kfar Saba, Israel which are the administrative offices for our subsidiary SPO Ltd.

In addition through February 2011, we also leased approximately 1615 square feet in Kiryat Malachi, Israel which is used by SPO Ltd. for the research and development activities.

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

	LOW	HIGH
Year Ended December 31, 2010
First Quarter	$0.03	$0.32
Second Quarter	$0.20	$0.35
Third Quarter	$0.11	$0.35
Fourth Quarter	$0.09	$0.25

Year Ended December 31, 2009
First Quarter	$0.10	$0.45
Second Quarter	$0.08	$0.3
Third Quarter	$0.04	$0.35
Fourth Quarter	$0.07	$0.39

As of April 13, 2011, there were approximately 151 holders of record of our Common Stock. We believe that a number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the exact number of beneficial owners of our stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any securities during the three months ended December 31, 2010.

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

OVERVIEW

SPO Medical Inc. (“we” or the “Company” or “SPO”) is engaged in the design and development of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood, which is known as Reflectance Pulse Oximetry (RPO). RPO functions using an ASIC (application specific integrated circuit), which is equivalent to a “customized” semi-conductor. Using this technology, a sensor can be positioned on various body parts, minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhance wireless, stand-alone configurations facilitating expanded commercial possibilities. As of April 2011, we held 12 patents issued by the United States Patent and Trademark Office ("USPTO") and European Patent Authorities covering various aspects of our technologies.

We are currently focused on exploiting the sports and wellness markets by developing cutting edge products based on our proprietary technology. These are multibillion dollar markets which we intend to penetrate with our disruptive technologies. Our current wellness products include an innovative bracelet and a sports watch.

 The SPO sports watch has been designed to measure continuous heart-rate wirelessly, without the need to wear a conventional chest strap.  This is a major and unique practical advantage over current products that we believe exist in the general leisure and wellness market.  As importantly, the watch will be able to read the heart rate without the sports enthusiast ceasing his physical activity. This will be made possible through the use of SPO’s patented reflectance technology. Due to our belief that our solution is unique to a large market, we also expect that the vertical application of our product line is a major opportunity for us.  We anticipate that the product should become commercially available during 2012.

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

Although we currently focus on the sports and wellness market, we have a legacy business that has been dedicated to the health care and medical products industry. Recently, we decided to switch our concentration. In January 2010, our wholly owned subsidiary SPO Ltd. entered into an Alliance and License Agreement, dated as of December 1, 2009, with an entity owned and controlled by our former Chief Technical Officer (the “Licensee”). Under the terms of the license agreement, the PulseOx medical product line is being marketed by the Licensee in the medical field.

Following our entry into the foregoing license agreement, our focus has moved away from medical products.  In addition to our entry into the sports and wellness markets, we are also engaged in developing and licensing our technology to third parties for integration with products in the recreational, military and baby wellness monitoring fields.

We have generated significant operating losses since inception and we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

We need to raise additional funds on an immediate basis in order to realize our business plan as well as pay outstanding loans in the approximate amount of $934,000, of which $344,000 are currently due and payable, and to maintain operations. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning July 2008, we have significantly curtailed our non-essential product design and development, and ceased all marketing activities and product manufacturing. We have terminated certain product development plans. During 2008 we deferred part of management and employee salaries and benefits. In January 2010, we restructured our operations in an attempt to focus primarily on our core technology for non-medical market operations. The restructuring included entering into a licensing agreement for our then existing medical PulseOx product line, which resulted in the cessation of the Company’s production, selling and marketing activities. As of April 13, 2011, we had three employees working on a full-time basis. In addition, all research and development activities are performed on a sub-contracted basis. If we are unable to raise capital on an immediate basis, it may be necessary for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel and/or cease operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

WARRANTS TO ISSUE SHARES

The Company treated the issuance of the warrants in connection with its private placement in accordance with ASC 815-40 Contracts in Entity's Own Equity. The Company determined that the warrants are considered derivatives and should be classified as liabilities carried at fair value through profit and loss. The reason for that classification is that the exercise price of the warrants may be adjusted in response to changes in variables not considered to be inputs to the fair value of a fixed-for-fixed option on equity shares.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2010 (the “2010 Period”) AND THE YEAR ENDED DECEMBER 31, 2009 (the “2009 Period”)

As noted above, in January 2010, we restructured our operations to focus primarily on licensing our core technology for non-medical market application. The restructuring included entering into a licensing agreement (the “License”) for our then existing medical PulseOx product line. Under the terms of the License, the licensee was granted a non-transferable, royalty bearing license, to distribute the PulseOx product line and derivatives thereof, for specifically defined medical uses. Following the License, we ceased our previous operations associated with the distribution of the PulseOx line in the medical field. Following the License, we are primarily engaged in developing and licensing our technology to third parties for integration with products in the recreational, military and baby wellness monitoring fields.

The cessation of operations was given effect as of January 1, 2009. Consequently, operating results of this segment has been reported in this financial statements as discontinued operations in accordance with ASC number 360-10 (formerly SFAS No. 144) "Accounting For The Impairment Or Disposal Of Long Lived Assets", ("ASC 360-10"). As a result of this treatment we have reclassified our results of operations for year ended December 31, 2009 in accordance with provisions of ASC 360-10.

REVENUES. Revenues for the 2010 Period were $192,000 and were derived from the provision of research and development services. No revenues were recorded in the 2009 Period.

COSTS OF REVENUES. Costs of revenues include all costs related to services provided and consist primarily of direct material costs, and salaries and related expenses for personnel. Costs of revenues for 2010 period were $151,000 and were primarily attributable to salaries and related expenses;   There were no costs of revenues recorded for the 2009 Period.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net consist primarily of expenses incurred in the design, development and testing of our products net of government grants and participation by others. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses, net, for the 2010 Period were $302,000 compared to $414,000, for the 2009 Period. The decrease in research and development expenses, net in the 2010 Period was primarily attributable to the decrease in the number of employees and other personnel resulting from the restructuring of our business, including the entry into the License. Research and development expenses, net, in each of the 2010 Period and 2009 Period are net of grant awards received from the Office of the Chief Scientist of the Government of Israel (“OCS”) in the amount of $70,000 and $262,000, respectively, which amounts we recognized and offset against expenses in the periods.
.
SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to consultants for the provision of public relations, promotion and marketing services geared to the recreational sports and wellness market. Selling and marketing expenses for 2010 Period were $975,000, of which $721,000 are stock based non cash expenses, which were generated during the second half of the 2010 period. There were no selling and marketing expenses for the 2009 Period.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the 2010 Period and the 2009 Period were $703,000 and $825,000, respectively. The decrease in general and administrative expenses during the 2010 as compared to the 2009 period is primarily attributable the reduction in number of employees and the decrease in professional-related fees.

RESTRUCTURING EXPENSES AND RESTRUCTURING OF DEBT (INCOME). At December 31, 2009, we determined that it is not probable that $262,000 of provision in excess of seven years that was originally recorded following the Company’s reverse merger with United Diagnostics in 2005 would be paid. Additionally, in December 2009, we reached an understanding with our non-executive directors pursuant to which outstanding directors fees owing to such persons was waived in consideration of the issuance to them of warrants to purchase, in the aggregate, 100,000 shares of the Company’s Common Stock at a per share exercise price of $0.08. The warrants are exercisable through January 17, 2015. Since December 31, 2009, we agreed with our corporate counsel to restructure the monthly retainer amounts paid to them as remuneration for legal services. We recorded other income in the amount of $225,000 regarding these understandings.

In January 2010, we completed a restructuring plan in an attempt to focus primarily on licensing our core technology for non-medical market applications. The restructuring plan included a reduction of our corporate and manufacturing workforce and entering into an alliance and license agreement as discussed; starting that date, we started operating primarily as a development and licensing entity.

 In connection with the restructuring, we reached settlement agreements with former employees and recorded other income in the amount of $33,000 in the 2009 period.

In the last half of the 2008 Period, we reduced the number of employees, primarily those engaged in research and development. As a result of these cost cutting measures, we separately recognized in the 2009 period certain accrued expenses in the amount of $81,000 relating to the termination of these employees.

FINANCIAL EXPENSES, NET. Financial expenses net, for the 2010 Period and 2009 Period were $299,000 and $263,000, respectively. The principal expenses comprising the financial expenses, net, were: (i) non cash amortization of  warrants granted to lenders in  consideration of the extension of the maturity date of loans in 2010 ($172,000) and the issuance of shares and warrants to financial service providers in 2009 ($29,000), (ii) Non-cash financial expenses related to evaluation of warrants to issue shares issued between July- September 2010 in the amount of $16,000 in 2010  (iii) interest in respect of debt instruments issued by the Company between April 2005 and October 2006 - $19,000 and $112,000 respectively and (vi) exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Shekel (“NIS”) on  liabilities denominated in NIS held by the subsidiary- $92,000 and $122,000 in 2010 and 2009, respectively.

NET INCOME FROM DISCONTINUED OPERATIONS. Following the entry into the License, we ceased all previous operations associated with the distribution of the PulseOx line in the medical field. Consequently, for the 2009 period we recorded net income from discontinued operations consisting of operating results of the discontinued operations. During the 2010 period we did not record any net income from discontinued operations as compared to $498,000 during the 2009 Period.

NET LOSS. For the 2010 Period and 2009 Period, we had a net loss of $2,174,000 and $477,000, respectively. The increase in net loss for the 2010 Period compared to the 2009 Period is primarily attributable to (i) selling and marketing expenses incurred in connection with our increased marketing efforts in the sports and wellness market in the approximate amount of $975,000 and (ii) income recorded during the 2009 Period in the amount of $751,000 which is primarily attributable to the following:

•
income recorded in the amount of $527,000 as a result of the restructuring of amounts owed to non employee directors and service providers in connection with the restructuring of our business in January 2010, including a reduction in our corporate and manufacturing workforce;

•	income recorded in the amount of $224,000 form the entry in January 2010 into the License.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $934,000 and to realize our restructured business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in July 2008 we significantly curtailed our non-essential product design and development, marketing activities and reorganized our product manufacturing and delivery system to “just-in-time” arrangements. We have terminated certain product development plans. During 2008 till end 2010, we deferred part of management and employee salaries and benefits. As of April 13, 2011, we had three employees working on a full-time basis. As noted above, in our restructured operations, we intend to pursue joint ventures, OEM type arrangement, research and or sub contractor agreements relating to our oximetry technology with respect to the recreational, military and baby wellness monitoring fields. If we are unable to raise capital through a financial raise or joint-venture type of agreement on an immediate basis, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel, or ceasing operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.  Any additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations.

As at December 31, 2010, we had no cash and cash equivalents available to us, compared to $386,000 as at December 31, 2009.

We generated negative cash flow from operating activities of approximately $993,000 during the 2010 Period compared to positive cash flow of $132,000 for the 2009 Period. The decrease in cash flows is primarily attributable to our restructuring process which we initiated in January 2010 to focus primarily on licensing our core technology for non-medical market applications   In addition, the grants we received from the OCS decreased from $262,000 during the 2009 Period to $70,000 during the 2010 Period.

 In December 2005 we completed the private placement to certain accredited investors that commenced in April 2005 for the issuance of up to $1,544,000 of units of its securities, with each unit comprised of (i) the Company’s 18 month 6% promissory note (collectively, the "April 2005 Notes") and (ii) three year warrants to purchase up to such number of shares of the Company’s Common Stock as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85 (collectively the "April 2005 Warrants"). The Company and the holders of $1,464,000 in principal amount of the April 2005 Notes subsequently agreed to (a) extend the maturity term of the April 2005 Notes through March 26, 2008, (b) extend  the exercise period of the April 2005 Warrants from three to five years with an expiration date of September 26, 2010 and adjust the per share exercise price thereof to $0.60 and (c) increase the interest rate on the amounts outstanding under the April 2005 Notes to 8% per annum, effective July 12, 2006. Holders of notes in the principal amount of $125,000  that agreed to the extension of the maturity date on the notes,  have since exercised their warrants and converted the interest accrued thereon into Common Stock; a holder of an April 2005 Notes in the principal amount of $50,000 was repaid.  The Amendment also provided that if we subsequently issue shares of our Common Stock at an effective per share exercise price less than that of the adjusted per share exercise price of the April 2005 Warrants during the adjusted exercise period, then the exercise price thereof is to be reduced to such lower exercise price, except for certain specified issuances. All of the extended notes matured on March 26, 2008. On December 31, 2009, we and the last holder of $30,000 who did not sign the Amendment agreed to extend the note’s maturity date to December 31, 2011 in consideration of the issuance of warrants to purchase up to 50,000 shares of our common stock, exercisable through the third anniversary of issuance, at a per share exercise price of $0.01.

In March 2008, we offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes, to the exercise price of the April 2005 Warrants, thereby exercising these warrants, and to convert into Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders who accepted this offer were issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants will be exercisable over three years at an exercise price of $0.60. As of December 31, 2009, the holders of approximately $439,000 in principal amount have agreed to apply the principal amount owed to them to the exercise price of the April 2005 Warrants. Accordingly, approximately $520,000 in amounts owed under the 2005 Notes have been converted into equity and, accordingly, an aggregate of 866,528 shares of our Common Stock have been issued upon exercise of the April 2005 Warrants and conversion of the interest owing on the April 2005 Notes. Under the terms of the offer, new warrants for 216,636 share of our Common stock have been issued to these April 2005 Note holders, exercisable over three years from the date of issuance. We have been informed by the holders of $300,000 in principal amount of their election to not accept our offer, of which $250,000 of principal and the accrued interest thereon has been repaid as of December 31, 2009. On March 15, 2010, we agreed with the holder of an April 2005 Note in the principal amount of $50,000 to extend the Note’s maturity date to September 15, 2010 and, in consideration thereof, we agreed to pay the holder total amount of $45,000, which was paid in full. On February 5, 2009, we agreed with one of the Note holders to repay $25,000 in principal over a number of payments during 2009 and to convert accrued interest to 26,500 shares of common stock.    On May 31, 2010, we issued to two note holders of the principal amount of $200,000 warrants to purchase up to 600,000 shares of our Common Stock in consideration of such investors' extension to December 31, 2011 of the maturity date of April 2005 Notes held by them and the cancellation of previously issued warrants to purchase up to an aggregate of 333,333 shares of our Common Stock. The warrants are exercisable through December 31, 2013 at a per share exercise price of $0.15. On July 27, 2010, we issued to two holders of the April 2005 Notes a total of 1,370,000 restricted shares of our Common Stock in satisfaction of a note held by one of the accredited investors in the approximate amount of $202,000 and warrants, exercisable through November 15, 2010 to purchase up to 700,000 shares of our Common Stock, at a per share exercise price of $0.15; on November 15, 2010, warrants for 666,667 shares were exercised for cash proceeds to us of $100,000. As of December 31, 2010, the outstanding April 2005 Notes principal and accrued interest in the aggregate amount of $585,000.

In July 2006, the Company commenced a private placement of units of its securities the “Loan Notes”, with each unit comprised of (i) the Company’s 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which the Company raised $550,000 (the maximum amount that could be raised from this offering). Under the terms of the offering, the principal and accrued interest was due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25,000 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. During 2007, the Company offered to the holders of the notes to convert the principal and accrued interest into shares of the Company’s Common Stock at a per share conversion price of $0.90. The holders of $238,000 of the principal amount agreed to convert the principal and accrued interest thereon into shares of the Company’s Common Stock. In 2007, the Company repaid to one note holder the principal amount of $75,000 and the accrued interest thereon. On December 31, 2009 the Company and a holder of a Loan Notes in the principal amount of $150,000 agreed to extend the Note’s maturity date to December 31, 2011 in consideration of the issuance of warrants to purchase up to 50,000 shares of the of the Company’s Common Stock, at a per share exercise price of $0.01 exercisable for a period of three years. On June 30, 2010, the company issued 105,074 restricted shares of our Common Stock to a Note holder in satisfaction of $16,000 owed to such holder and the cancellation of previously issued warrants to purchase up to 7,800 shares of the Company's Common Stock. As of December 31, 2010, approximately $161,000 in respect of the principal and accrued interest on these notes remains outstanding.

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

On December 29, 2010, we and our Chief Executive Officer entered into a loan agreement pursuant to which the Chief Executive Officer loaned  to the Company $30,000 for working capital purposes. The original maturity date of the loan was January 29, 2011. The loan bears interest at a per annum rate of 8%. In January 2011, the maturity date of the loan was extended to April 30, 2011.

On March 25, 2011, we and one of our stockholders entered into a loan agreement pursuant to which the stockholder loaned to the Company $50,000 for working capital purposes. The original maturity date of the loan is March 25, 2012. The loan bears interest at a per annum rate of 8%.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

During the course of 2010 we affected a series of reductions in workforce that caused the number of our employees to drop from fifteen as of December 31, 2009, to six as of December, 2010 with a further reduction to three persons after a further restructuring and reduction of the R&D department. As a result of this decline, we were unable to ensure a proper segregation of duties amongst different employees. This had an effect on our internal controls over financial reporting, primarily in the authorization, monitoring and segregation of duties.

With the restructuring and agreement with Licensee, we have revised and improved our internal control processes.  As a result, management concluded that our internal controls over financial reporting were effective as of December 31, 2010.  Other than actions we have taken to remedy the weakness identified above, there were no material changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, has, with the assistance of external advisor and our audit committee, conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, management employed the framework incorporated under the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on use of this framework, management believes that, as of December 31, 2010, the Company’s internal control over financing reporting is effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

 None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

The individuals who serve as our executive officers and directors are:

NAME	AGE	POSITION
Michael Braunold	51	President, Chief Executive Officer and Director
Pauline Dorfman	46	Director (1)
Sidney Braun	51	Director (1)

(1)	Audit Committee and Compensation Committee Member.

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

SIDNEY BRAUN has served as a director since April 21, 2005. From June 2004 to September 2006, Mr. Braun has served as the President and Chief Operating Officer for Med-Emerg International Inc. (MEII), a company incorporated in the Province of Ontario. Since September 2006, Mr. Braun is also a director of Romlight International (USA) Inc., a developer and manufacturer of electronic ballasts and Romlight International (Canada) Inc. Since June 2009, Mr. Braun has served on the board of directors of AIM Health Group, a publically listed company on TSVX and as a member of their Audit Committee. Mr. Braun has extensive experience in commerce both in North America and Europe, including manufacturing, distribution and trading. Prior to his position at MEII and Romlight, Mr. Braun worked for 7 years as an independent consultant to several large state-owned corporations from the former Eastern European block on developing business strategies and adapting to new working conditions in western markets. In addition, Mr. Braun developed expertise in emerging financial markets in Europe and introduced several companies to the UK and German capital markets. Mr. Braun’s wide experience both as an entrepreneur and in the finance markets affords the company access to wide array of prospective financing parties.

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

Board of Directors; Appointment of Officers

All directors are elected by a plurality vote at the annual meeting of the shareholders, and hold office until a successor is duly elected and qualified. Any vacancy occurring in the Board of Directors may be filled by the stockholders, the Board of Directors, or if the Directors remaining in office constitute less than a quorum of the Board of Directors, they may fill the vacancy by the affirmative vote of a majority of the Directors remaining in office. A director elected to fill a vacancy is elected for the unexpired term of his predecessor in office. Any directorship filled by reason of an increase in the number of directors shall expire at the next shareholders' meeting in which directors are elected, unless the vacancy is filled by the shareholders, in which case the term shall expire on the later of (i) the next meeting of the shareholders or (ii) the term designated for the director at the time of creation of the position being filled.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2010, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation for the last fiscal year awarded to, earned by, or paid to our Chief Executive Officer (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
MICHAEL BRAUNOLD	2009	$180,113	(1)	—	—	$62,761	(2)	$242,874
President and Chief Executive Officer	2010	$189,743	(3)	—	—	$57,241	(4)	$246,984

(1)	Of this amount, $88,865 was paid in 2009 and $48,785 was deferred. The balance of $42,463 has been waived. See “Michael Braunold” below

(2)
Reflects payments made by us in connection with a leased automobile and related benefits ($13,292) and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($49,469 of which $36,214 was deferred).

(3)	Of this amount, $109,210 was paid in 2010 and $80,533 is being deferred

(4)
Reflects payments made by us in connection with a leased automobile and related benefits ($15,581) and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($41,660 of which $19,736 is being deferred).

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning unexercised options and stock that has not vested for our executive officer named in the Summary Compensation Table that are outstanding as of December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2010

	Number of Securities	Number of Securities	Equity Incentive Plan
	Underlying	Underlying	Awards: Number of
	Unexercised Options	Unexercised Options	Securities Underlying	Option Exercise
	(#)(1)	(#)	Unexercsied Unearend	Price	Option Expiration
Name	Exercisable	Unexercisable	Options (#)	($)	Date
Michael Braunold	250,000			$0.60	12/22/2015
	200,000	—	—	0.13	12/05/2018

(1)	Options were issued under our 2005 Equity Incentive Plan and are fully vested.

EMPLOYMENT AGREEMENTS WITH OUR EXECUTIVE OFFICER

MICHAEL BRAUNOLD. On May 18, 2005, we entered into an employment agreement with Michael Braunold, pursuant to which he serves as our Chief Executive Officer and President. On such date, Mr. Braunold and SPO Ltd., entered into an employment agreement pursuant to which Mr. Braunold serves as SPO Ltd.'s Chief Executive Officer. Each of the agreements with us and SPO Ltd. continues in effect through May 18, 2010; thereafter, the agreement and is automatically renewable for successive two year terms unless we or Mr. Braunold indicate in writing, upon 90 days prior to the scheduled termination of the term that such party does not intend to renew the agreement. Mr. Braunold is currently entitled to a monthly salary of $13,250 under the agreement with SPO Ltd. However, in order to reduce operating expenses and conserve cash, since July 2008 Mr. Braunold has been deferring a part of his salary and social benefits due thereon until such time as our cash position permits payment of salary in full without interfering with our ability to pursue our plan of operations, and, as of December 31, 2010, such deferred amount totaled an aggregate of $266,516. The agreements may be terminated by Mr. Braunold for any reason on 60 days written notice or for Good Reason (as defined in the employment agreement) or by us for Just Cause (as defined in the employment agreement) or for any other reason. In the event of a termination by Mr. Braunold for Good Reason or by us for any reason other than Just Cause, we are to pay Mr. Braunold an amount equal to (i) if such termination occurs during the initial term of the agreement, the base salary then payable, if any, for the longer of (a) the period from the date of such termination to the end of the initial term as if the agreement had not been so terminated and (b) twelve months and (ii) if such termination occurs after the initial term, the base salary then payable, if any, for a period of twelve months as if the agreement had not been so terminated. Mr. Braunold is not entitled to a salary under the agreement with us was granted options in December 2005 under our 2005 Equity Incentive Plan (the “2005 Plan”) to purchase up to 250,000 shares of our Common Stock at a per share exercise price of $0.60, all of which options are currently exercisable. In December 2008, Mr. Braunold was awarded options to purchase up to 200,000 additional shares of Common Stock under the 2005 Plan, at a per share exercise price of $0.13, all of which options were exercisable upon grant.

The agreement includes certain customary intellectual property development rights, confidentiality and non-compete provisions that prohibit the executive from competing with us for one year, or soliciting our employees for one year, following the termination of his employment.

COMPENSATION OF DIRECTORS

The following table summarizes data concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2010.

	Fees Earned	Option
	or paid	Awards($)	Total
Sidney Braun	$10,000	—	$10,000
Pauline Dorfman	$10,000	—	$10,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the close of business on April 13, 2011, concerning shares of our common stock beneficially owned by each director and named executive officer, each other person beneficially owning more than 5% of our Common Stock and by all directors and executive officers as a group.

In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of April 15, 2011. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 33,207,340 shares of Common Stock outstanding at April 13, 2011.

	Common Stock Percentage of
Name of Beneficial Owner (1)	Beneficially Owned (2)		Common Stock

Michael Braunold	1,193,922	(3)	3.6%

Pauline Dorfman	175,000	(4)	*
Sidney Braun	175,000	(4)	*

All officers and directors as a group (3 persons)	1,543,922		4.65%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o SPO Medical, 3 Gavish Street, POB 2454, Kfar Saba, Israel 44425.

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

(4)
Represents (i) shares issuable upon exercise of currently exercisable options under the Company's 2005 Non-Employee Directors Stock Option Plan and (ii) warrants to purchase 100,000 shares of our Common Stock issued in December 2009.

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

The following table presents information as of December 31, 2010 with respect to compensation plans under which equity securities were authorized for issuance, including the 2005 Plan and the Non-Employee Directors Plan and agreements granting options or warrants outside of these plans.

NUMBER OF
SECURITIES
	TO BE ISSUED	WEIGHTED-	NUMBER OF
	UPON	AVERAGE	SECURITIES
	EXERCISE	EXERCISE PRICE	REMAINING
	OF	OF	AVAILABLE FOR
	OUTSTANDING	OUTSTANDING	FUTURE ISSUANCE
	OPTIONS,	OPTIONS,	UNDER
	WARRANTS	WARRANTS	EQUITY COMPENSATION
	OR RIGHTS	OR RIGHTS	PLANS

Equity compensation plans approved by security holders	1, 900,000	$0.39	50,000
Equity compensation plans not approved by security holders	11,455,009	$0.03
Total	13,355,009	$0.08	50,000

NON-SHAREHOLDER APPROVED PLANS

The following is a description of options and warrants granted to employees, directors, advisory directors and consultants that were outstanding as of December 31, 2010.

As of December 31, 2010, we had outstanding options and warrants to purchase an aggregate of 11,455,009 shares of our Common Stock which were granted outside of the Plans. These are comprised of the following: (i) Penny warrants issued to our former executive officer (446,383), to service providers (9,431,000), to employees (345,000) and to our former CFO (200,000), (ii)932,626 warrants issued to service providers  (iii) 100,000 warrants to be issued to Directors in lieu of fees owed to them.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Brightman Almagor & Co., Certified Public Accountants, A member firm of Deloitte Touche Tohmatsu, for the audit of our annual financial statements for the year ended December 31, 2010 and 2009.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2010	December 31, 2009
Audit Fees	$26,500	$27,500
Audit Related Fees	$—	—
Tax Fees	$3,500	$3,500
All Other Fees	$—	—
Total	$30,000	$31,000

AUDIT FEES were for professional services rendered for the audits of our consolidated financial statements, quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q, consents, and other assistance required to complete the year-end audit of the consolidated financial statements.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT NO.	EXHIBIT

2.1	Restated Capital Stock Exchange Agreement dated as of April 21, 2005 among the Company, SPO Ltd. and the SPO Ltd. shareholders specified therein. (1)
3.1*	Amended and Restated Certificate of Incorporation of the Company.
3.2	Bylaws of the Company (1)
3.3	Articles of Association of SPO Medical Equipment Ltd.
4.1	Form of Promissory Note issued to certain investors. (1)
4.2	Form of Warrant Instrument issued to certain investors.(1)
4.3	Form of Promissory Note issued in connection with the Subscription Agreement referred to in Item 10.1. (5)
4.4	Form of Warrant issued in connection with the Agreement referred to in Item 10.1 (5)
4.5	Form of Warrant (8)
4.6	Form of Common Stock Purchase Warrant (8)
4.7	Form of Investor Warrant used in the Financing Referred to in Exhibit 10.20. (11)
10.1	Form of subscription Agreement with certain investors.
10.2	Employment Agreement effective as of May 18, 2005 between the Company and Michael Braunold. (2)+
10.3	Employment Agreement effective as of May 18, 2005 between SPO Ltd. and Michael Braunold. (2)+
10.4	Employment Agreement effective as of July 14, 2005 between the Company and Jeffrey Feuer. (3)
10.5	Employment Agreement effective as of July 14, 2005 between SPO Ltd. and Jeffrey Feuer. (3)
10.6	Company's 2005 Equity Incentive plan
10.7	Company's 2005 Non-Employee Directors Stock option Plan

10.8	Stock Purchase Agreement dated as of January 10, 2006 between SPO Medical Inc. and the investor specified therein. (4)
10.9	Form of Subscription Agreement between SPO Medical Inc. and certain Buyers (5)
10.10	Form of First Amendment to Subscription Agreement between SPO Medical Inc. and parties thereto. (5)
10.11	Confidential Private Placement Subscription Agreement dated as of July 7, 2007 by and between SPO Medical Inc. and Rig III
10.12	Form of Agreement Relating to the Conversion of outstanding Debt Instruments
10.13	Form of Warrant Exercise and Note Conversion Agreement dated as of March 26, 2008 (8)
10.14	Form of Second Amendment to an SPO Subscription Agreement (8)
10.15	Form of Subscription Agreement (8)
10.16	Mutual Release and Waiver dated as of April 16, 2008 between SPO Medical Inc. and Active Health Care Inc.(9)
10.17	Settlement Agreement dated as of December 24, 2009 between SPO Medical Equipment Ltd and Jeff Feuer. (10)
10.18	Settlement Agreement dated as of December 24, 2009 between SPO Medical Inc. and Jeff Feuer. (10)
10.19	Alliance and License Agreement, dated as of December 1, 2009 between SPO Medical Equipment Ltd. and SPO Medical Systems Ltd. (10)
10.20	Placement Agency Agreement dated as of July 12, 2010 by and between SPO Medical Inc. and Emerson Equity LLC.
10.21	Form of Subscription Agreement.
14.1	Code of Conduct (6)
31*	Certification of the Chief Executive Officer (Principal Executive officer and Principal financial and accounting officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of the Chief Executive Officer (Principal Executive officer and Principal financial and accounting officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 +  Management Agreement
*  Attached hereto

(1)	Incorporated by reference to Current Report on Form 8-K filed April 27, 2005.
(2)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended June 30, 2005
(3)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended September 30, 2005
(4)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended March 31, 2006
(5)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended September 30, 2006
(6)	Incorporated by reference to the Company's Annual Report Form 10-KSB for the fiscal year ended December 31, 2006
(7)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended September 30, 2007
(8)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended March 31, 2008
(9)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended June 30, 2008
(10)	Incorporated by reference to the Company's Annual Report Form 10-K for the year ended December 31, 2010
(10)	Incorporated by reference to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 14, 2011	/s/ Michael Braunold
Michael Braunold
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Sidney Braun	Chairman, Director	April 14, 2011
Sidney Braun

/s/ Michael Braunold	President, Chief Executive Officer and Director	April 14, 2011
Michael Braunold

/s/ Pauline Dorfman	Director	April 14, 2011
Pauline Dorfman

SPO MEDICAL INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010
U.S. DOLLARS IN THOUSANDS

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3 - F-4

Consolidated Statements of Operations	F-5

Statements of Changes in Stockholders' Deficiency	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8 – F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
SPO MEDICAL INC.

We have audited the accompanying consolidated balance sheets of SPO MEDICAL INC. ("the Company") and its subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements, present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United states of America.

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

Brightman Almagor Zohar & Co.
Certified Public Accountants
A member firm of Deloitte Touche Tohmatsu

Tel-Aviv, Israel
April 14, 2011

SPO MEDICAL INC.
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)

		December 31,
	Note	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents		$-	$386
Trade receivables, net		-	15
Prepaid expenses and other accounts receivable		34	151

		34	552

LONG TERM INVESTMENTS

Severance pay fund		181	166
		181	166

PROPERTY AND EQUIPMENT, NET	5	111	141
Total net assets		$326	$859

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)

		December 31,
	Note	2010	2009

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Overdraft		$8	$-
Short-term loans, net	6	776	1,135
Trade payables		45	32
Employees and Payroll accruals	7	463	485
Accrued expenses and other liabilities	8	621	588
		1,913	2,240

Long-Term Liabilities
Warrants to issue shares	10-i	218	-
Accrued severance pay	9	313	295
		531	295

COMMITMENTS AND CONTINGENT LIABILITIES	16

STOCKHOLDERS’ DEFICIENCY	11
Stock capital
Preferred stock of $0.01 par value
Authorized - 2,000,000 shares, issued and outstanding - none
Common stock $0.01 par value-
Authorized - 100,000,000 and 50,000,000 shares, issued and outstanding - 32,482,340 and 25,183,007 shares as at December 31, 2010 and 2009, respectively		325	252
Additional paid-in capital		16,062	14,403
Accumulated deficit		(18,505)	(16,331)
		(2,118)	(1,676)
Total liabilities and stockholders’ deficiency		$326	$859

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
U.S. dollars in thousands (except share data)

		Year ended December 31
	Note	2010	2009

Revenues		$192	$-
Cost of revenues		151	-
Gross profit		41	-

Operating expenses

Research and development, net	12	302	414

Selling and marketing		975	-

General and administrative		703	825

Restructuring expenses and restructuring of debt (income)	13	(64)	(527)

Total operating expenses		1,916	712

Operating loss		1,875	712

Financial expenses, net	14	299	263
Loss for the period from continuing operations		2,174	975
Net profit from discontinued operations net of taxes		-	498
Net Loss for the year		2,174	$477

Basic and diluted loss per ordinary share from continued operations		$0.06	$0.04

Basic and diluted profit per ordinary share from discontinued operations	4	-	$0.02
Basic and diluted loss per share		$0.06	$0.02
Weighted average number of shares outstanding used in computation of basic and diluted loss per share		33,947,996	26,215,454

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
U.S. dollars in thousands (except share data)

	Stock capital	Additional paid-in capital	Accumulated deficit	Total
Balance as of January 1, 2009	$248	$14,241	$(15,854)	$(1,365)

Amortization of deferred stock-based compensation related to options granted to employees		41		41
Issuance of ordinary stock upon conversion of unpaid accrued interest	*-	6		6
Issuance of ordinary stock to service providers	4	28		32
Benefit on issuance of warrants in consideration of unpaid directors fees		8		8
Benefit on issuance of warrants in connection with extension of loans and accrued interest		8		8
Amortization of deferred stock-based compensation related to options granted to employees in restructuring		71		71
Net Loss			(477)	(477)

Balance as of December 31, 2009	$252	$14,403	$(16,331)	$(1,676)

Issuance of ordinary stock to service providers	6	91		97
Benefit on issued warrants to service providers		720		720
Issuance of ordinary stock upon settlement of unpaid principal and accrued interest	22	300		322
Amortization of deferred stock-based compensation related to options granted to employees in restructuring		2		2
Capital raise, net	41	285		326
Amortization of deferred stock-based compensation related to warrants granted to employees in consideration of unpaid salaries and employment benefits		89		89
Exercise of Penny warrants	4			4
Issuance of warrants in connection with extension of loans and accrued interest		172		172
Net Loss			(2,174)	(2,174)
Balance as of December 31, 2010	$325	$16,062	$(18,505)	$(2,118)
* Less than $1

The accompanying notes to these financial statements are an integral part thereof.

MEDICAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands (except share data)

	Year ended December 31,
	2010	2009

Cash Flows from Operating Activities
Net Loss for the period	$(2,174)	$(477)
Income recorded due to agreement with a licensee	-	(224)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	36	48
Stock-based compensation expenses related to employees, service providers and loaners	986	160
Grant of ordinary stock to service providers	95	-
Non-cash expenses related to warrants to issue shares	15	-
Income resulted from a settlement with lenders	(64)	-
Increase in accrued interest payable on loans	54	112
Changes in assets and liabilities:

Decrease in trade receivables	15	209
Decrease (Increase) in prepaid expenses and other receivables	17	(7)
Decrease in inventories	-	538
Increase (decrease) in accounts payable	13	(266)
Increase in accrued severance pay, net	3	16
Increase in accrued expenses and other liabilities	11	23
Net cash resulted from (used in) operating activities	(993)	132
Cash Flows from Investing Activities
Cash from sale of licensee	100	100
Purchase of property and equipment	(6)	-
Net cash results from investing activities	94	100

Cash Flows from Financing Activities
Overdraft	8	-
Issuance of stock capital, net	430	-
Proceeds from issuance of warrants to issue shares	203	-
Proceeds from loan	30	-
Repayments of short-term loans	(158)	(109)
Net cash provided by (used in) financing activities	513	(109)
Increase (decrease) in cash and cash equivalents	(386)	123
Cash and cash equivalents at the beginning of the year	386	263
Cash and cash equivalents at the end of the year	$-	$386
Non cash transactions
Conversion of loan notes into stock capital	$221	$-

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

The Company and its subsidiary, SPO Ltd., are collectively referred to as the "Company". In January 2010, the Company restructured its operations to focus primarily on licensing its core technology for non-medical market applications. The restructuring included entering into a licensing agreement (the “License”) for the Company’s then existing medical PulseOx product line with an entity owned by the Company’s Chief Technology Officer (hereinafter the “Licensee”). Under the terms of the License, the Licensee was granted a non-transferable, royalty bearing license, to distribute the PulseOx product line and derivatives thereof, for specifically defined medical uses. Following the License, the Company ceased its previous operations associated with the distribution of the PulseOx line in the medical field. See Note 4 below.

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2010, resulted in a net loss of $2,174 and the Company’s balance sheet reflects a net stockholders’ deficit of $2,118. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. As disclosed in previous filings with the Securities and Exchange Commission, management has been attempting to raise capital from current and potential stockholders and plans to continue these efforts.

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

The reporting currency of the Company is the U.S. dollar ("dollar"). The dollar is the functional currency of the Company. Transactions and balances originally denominated in dollars are presented at their original amounts. Non-dollar transactions and balances are remeasured into dollars in accordance with the principles set forth in Accounting Standards Codification (ASC) 830-10, "Foreign Currency Translation". All exchange gains and losses from remeasurement of monetary balance sheet items resulting from transactions in non-dollar currencies are recorded in the statement of operations as they arise.

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

In accordance with ASC 360-10, “Accounting for Impairment or Disposal of Long-Lived Assets”, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future undiscounted cash flows. If so indicated, an impairment loss would be recognized for the difference between the carrying amount of the asset and its fair value. As of December 31, 2010, no impairment losses have been recorded.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 3	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

F.	Revenue recognition:

The company generates revenues principally from the provision of research and development services. Revenues generated from research and development services are recognized when such services are performed.

G.	Research and development costs:

Research and development costs, net of government grants and participation by others, are charged to expenses as incurred.

H.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740-10, "Accounting for Income Taxes" This statement prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

I.	Fair value of financial instruments:

The financial instruments of the Company consist mainly of cash and cash equivalents, accounts payable and short-term loans. In view of their nature, the fair value of the Company’s financial instruments is usually identical or close to their carrying value.

J.	Stock-based compensation:

Effective January 1, 2006, the Company adopted ASC 718-10, "Share-Based Payment" requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The awards issued under Company's stock-based compensation plans are described in Note 11, “Stockholder's Equity". The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in the Company's Consolidated Statement of Operations. The following table summarizes the effects of stock-based compensation resulting from the application of ASC 718-10 included in Statement of Operations:

	Year ended December 31,
	2010	2009

Research and development, net	$89	$-
Selling and marketing	-	13
General and administrative	-	36
Restructuring expenses	2	71
	$91	$120

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 3	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

J.	Stock-based compensation (cont.)

Share-based compensation cost relating to stock options recognized in 2010 and 2009 is based on the value of the portion of the award that is ultimately expected to vest. ASC 718-10  requires forfeitures to be estimated at the time of grant in order to estimate the portion of the award that will ultimately vest. Such portion is currently estimated at 0%, based on the Company's historical rates of forfeiture.

Under ASC 718-10, the fair market value of option grants was estimated on the date of grant using the “Black-Scholes option pricing” method with the following weighted-average assumptions: (1) expected life of 3 or 5 years (as per option's terms); (2) dividend yield of 0% (3) expected volatility of 273% (4) risk-free interest rate of approximately 0.5% in 2009 and 0.4% in 2010

K.	Basic and diluted net loss per share:

Basic and diluted net loss per share is presented in accordance with ASC 260-10, "Earnings Per Share" for all periods presented. Basic and diluted net loss per share of Common Stock was determined by dividing net loss attributable to Common stock holders by weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share of Common Stock is the same as basic net loss per share of Common Stock for all periods presented as the effect of the Company's potential additional shares of Common Stock were anti-dilutive.

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share of Common Stock because all such securities are anti-dilutive since the Company reported losses for those years. The total number of shares related to the outstanding options and warrants excluded from the calculations of diluted net loss per share was 5,899,834 and 4,298,511 for the years ended December 31, 2010 and 2009, respectively.

NOTE 4	DISCONTINUED OPERATIONS

Following the entry into the License, the Company ceased its previous operations associated with the distribution of its then existing PulseOx product line in the medical field.  Consequently operating results of this segment have been reported in these financial statements as discontinued operations in accordance with statement of financial accounting standards "Accounting for the Impairment or Disposal of Long Lived Assets" ASC 205-20, and the company has reclassified its results of operations for the prior period in accordance with provisions of ASC 205-20.

The following reflects adjustments of the Company’s results of operation as presented in 2009

Revenues	$1,047
Cost of revenues	632
Gross Profit	415
Operating expenses:
Selling and marketing	132
General and administrative	9
Total operating expenses	141

Other Income – agreement with a licensee	224

Net loss from discontinued operations	498

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 5	PROPERTY AND EQUIPMENT

	December 31,
	2010	2009
Cost:
Computer and peripheral equipment	$210	$267
Leasehold Improvement	31	31
Office furniture and equipment	26	29
	$267	$327

Accumulated depreciation:
Computer and peripheral equipment	$123	$156
Leasehold Improvement	21	17
Office furniture and equipment	12	13
	$156	$186
Property and Equipment, net	$111	$141

Depreciation expenses for the years ended December 31, 2010 and 2009 amounted to $36 and $48 respectively.

Following the entry into the License agreement with a Licensee, as described in Note 4 the Company transferred in January 2010 all property and equipment directly relating to the production of the SPO medical products to the Licensee (cost 66 and accumulated depreciation 66, net zero).

NOTE 6	SHORT-TERM LOANS

A.
In December 2005 the Company completed the private placement to certain accredited investors that commenced in April 2005 for the issuance of up to $1,544 of units of its securities, with each unit comprised of (i) the Company’s 18 month 6% promissory note (collectively, the "April 2005 Notes") and (ii) three year warrants to purchase up to such number of shares of the Company’s Common Stock as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85 (collectively the "April 2005 Warrants"). The Company and the holders of $1,464 in principal amount of the April 2005 Notes subsequently agreed to (a) extend the maturity term of the April 2005 Notes through March 26, 2008, (b) extend  the exercise period of the April 2005 Warrants from three to five years with an expiration date of September 26, 2010 and adjust the per share exercise price thereof to $0.60 and (c) increase the interest rate on the amounts outstanding under the April 2005 Notes to 8% per annum, effective July 12, 2006. Holders of notes in the principal amount of $125 that have agreed to the extension of the maturity date on the notes,  have since exercised their warrants and converted the interest accrued there on into Common Stock; a holder of an April 2005 Notes in the principal amount of $50 was repaid.  The Amendment also provided that if the Company subsequently issue shares of its Common Stock at an effective per share exercise price less than that of the adjusted per share exercise price of the April 2005 Warrants during the adjusted exercise period, then the exercise price thereof is to be reduced to such lower exercise price, except for certain specified issuances. All of the extended notes matured on March 26, 2008.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 6	SHORT-TERM LOANS (Cont.)

In March 2008, we offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes, to the exercise price of the April 2005 Warrants, thereby exercising these warrants, and to convert into Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders who accepted this offer were issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants will be exercisable over three years at an exercise price of $0.60. As of December 31, 2009, the holders of approximately $439 in principal amount have agreed to apply the principal amount owed to them to the exercise price of the April 2005 Warrants. Accordingly, approximately $520 in amounts owed under the 2005 Notes have been converted into equity and, accordingly, an aggregate of 866,528 shares of our Common Stock have been issued upon exercise of the April 2005 Warrants and conversion of the interest owing on the April 2005 Notes. Under the terms of the offer, new warrants for 216,636 share of our Common stock have been issued to these April 2005 Note holders, exercisable over three years from the date of issuance. We have been informed by the holders of $300 in principal amount of their election to not accept our offer, of which $250 of principal and the accrued interest thereon has been repaid as of December 31, 2009. On March 15, 2010, we agreed with the holder of an April 2005 Note in the principal amount of $50 to extend the note’s maturity date to September 15, 2010 and, in consideration thereof, we agreed to pay the holder total amount of $45, which was paid in full.

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

On May 31, 2010, the Company issued to two note holders of the principal amount of $200 warrants to purchase up to 600,000 shares of the Company’s Common Stock in consideration of such investors' extension to December 31, 2011 of the maturity date of April 2005 Notes held by them and the cancellation of previously issued warrants to purchase up to an aggregate of 333,333 shares of the Company’s Common Stock. The warrants are exercisable through December 31, 2013 at a per share exercise price of $0.15.

On July 27, 2010, the Company issued to two holders of the April 2005 Notes a total of 1,370,000 restricted shares of our Common Stock in satisfaction of a note held by one of the accredited investors in the approximate amount of $202 and warrants, exercisable through November 15, 2010 to purchase up to 700,000 shares of the Company’s Common Stock, at a per share exercise price of $0.15; on November 15, 2010, warrants for 666,667 shares were exercised for cash proceeds of $100.

As of December 31, 2010, the outstanding April 2005 Notes principal and accrued interest in the aggregate amount of $585.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 6	SHORT-TERM LOANS (Cont.)

B.
In July 2006, the Company commenced a private placement of units of its securities, the “Loan Notes”, with each unit comprised of (i) the Company’s 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which the Company raised $550 (the maximum amount that could be raised from this offering). Under the terms of the offering, the principal and accrued interest was due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. During 2007, the Company offered to the holders of the notes to convert the principal and accrued interest into shares of the Company’s Common Stock at a per share conversion price of $0.90. The holders of $238 of the principal amount agreed to convert the principal and accrued interest thereon into shares of the Company’s Common Stock. In 2007, the Company repaid to one note holder the principal amount of $75 and the accrued interest thereon. On December 31, 2009 the Company and a holder of a Loan Notes in the principal amount of $150 agreed to extend the note’s maturity date to December 31, 2011 in consideration of the issuance of warrants to purchase up to 50,000 shares of the Company’s Common Stock, at a per share exercise price of $0.01 exercisable for a period of three years. On June 30, 2010, the company issued 105,074 restricted shares of our Common Stock to a note holder in satisfaction of $16 owed to such holder and the cancellation of previously issued warrants to purchase up to 7,800 shares of the Company's Common Stock.

As of December 31, 2010, approximately $161 in respect of the principal and accrued interest on these notes remains outstanding.

C.
On December 29, 2010, the Company and its Chief Executive Officer entered into a loan agreement pursuant to which the Chief Executive Officer loaned  to the Company $30 for working capital purposes. The original maturity date of the loan was January 29, 2011. The loan bears  interest at a per annum rate of 8%. In January 2011, the maturity date of the loan was extended to April 30, 2011.

NOTE 7	EMPLOYEES AND PAYROLL ACCRUALS

The Company recorded liability to its employees in respect of unpaid salaries and employment benefits, which also includes accruals for salaries and benefits thereon that have been deferred since July 2008. On July 15, 2010, the Company issued to part of the employees three year warrants to purchase up to 345,000 shares of the Company’s Common Stock at a per share exercise price of $0.01 in consideration of the waiver by such employees of amounts payable to them. At December 31, 2010, the Company’s liability to its employees in respect of unpaid salaries aggregated $301.

NOTE 8	ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31,
	2010	2009

Royalties to the office of the Chief Scientist	$416	$346
Liability results from re-organization	6	95
Other accrued expenses	199	147
	$621	$588

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 9	ACCRUED SEVERANCE PAY

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
Severance pay income for the year ended December 31, 2010 and 2009 amounted to $21 and $38 respectively due to settlements with ex employees.

NOTE 10	PRIVATE PLACEMENTS

A.           Issuance of Common Stock

a.	On February 5, 2009 the Company issued to one of the note holders 26,500 shares of its Common Stock. See Note 6A.

b.
In March and July 2009, the Company issued to a consultant 50,000 and 200,000 shares of Common Stock, respectively, at per share purchase price of $0.01 in respect of an agreement with the consultant for financial advisory services.

c.
In August 2009, the Company entered into an agreement with a service provider for investor relations services. Under the terms of the agreement, the service provider received 150,000 shares of Common Stock, at per share purchase price of $0.01.

d.
In February and April 2010, pursuant to the terms of a financial advisory services agreement, the Company issued to a consultant 300,000 and 150,000 shares, respectively, of its Common Stock, at per share purchase price of $0.01.

e.	On June 30, 2010, the Company issued 100,000 restricted shares of its Common Stock to one accredited investor pursuant to the terms of a consulting agreement for the provision of financial services.

f.	On June 30, 2010, the Company issued one of the note holders 105,074 restricted shares of its Common Stock as described in Note 6B.

g.	On each of July 27, 2010 and November 15, 2010, the Company issued 1,370,000 and 666,667, respectively, shares of its Common Stock to two accredited investors. See Note 6A

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 10	PRIVATE PLACEMENTS (cont.)
A.	Issuance of Common Stock(cont.)

h.
On July 29, 2010, the Company entered into a Subscription Agreement with eight accredited investors (the “Investors”), pursuant to which the Company sold and issued to the Investors (the “Private Placement”) an aggregate of 14.61 units of the Company's securities described below (the “Units”) at a purchase price of $30 per Unit, for aggregate gross proceeds of $438

On September16, 2010, the Company entered into a Subscription Agreement with an additional eight accredited Investors, pursuant to which the Company sold and issued to these Investors an aggregate of 6.016 Units at the per Unit price of $30 in a second closing of its Private Placement, for aggregate gross proceeds of $181.

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

i
In August 2010, the Company entered into an agreement with a service provider for the provision to it of public relations services. Under the terms of the agreement the service provider received 75,000 shares of Common Stock.

j.	On October 8, 2010 and November 4, 2010 the Company issued 46,925 and 360,000, respectively, shares of Common Stock upon the exercise by service providers of warrants previously issued to them.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 10	PRIVATE PLACEMENTS (cont.)

The accumulated effect of the grants of Common Stock to service providers on the Company’s Consolidated Statement of Operations was $95.

B.        Issuance of Warrants

a.	On May 31, 2010, the Company issued to two accredited investors warrants to purchase up to 600,000 shares of its Common Stock. See Note 6A

b.
On July 1, 2010, the Company agreed to issue 5,000,000 restricted shares of its Common Stock to one accredited investor pursuant to the terms of a consulting agreement for the provision of public relations, promotion and marketing services geared to the recreational sports and wellness market. On July 6, 2010, the Company and the investor amended the agreement such that in lieu of the issuance of the 5,000,000 restricted shares, the Company issued to such investor warrants, exercisable through June 30, 2015, to purchase up to 5,000,000 shares of Common Stock at a per share exercise price of $0.01.

c.
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

d.
On July 15, 2010, the Company issued to the employees of its subsidiary, SPO Medical Ltd, three year warrants to purchase up to 345,000 shares of the Company’s Common Stock at a per share exercise price of $0.01 in consideration of the waiver by such employees of money payable to them.

e.
On September 6, 2010, the Company issued to a consultant in connection with investor relations, PR and marketing activities, five year warrants to purchase up to 250,000 shares of Common Stock exercisable at a per share exercise price of $0.01 and a three year warrants to purchase up to 150,000, scheduled to vest in equal installments of 18,750 shares at the end of each three month period at a per share exercise price of  $0.15.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 11	STOCKHOLDER'S DEFECIENCY

A.  Authorized Shares

On July 12, 2010, the Company’s Board of Directors authorized an increase of the number of shares of Common Stock from 50,000,000 to 100,000,000 and the majority of Company’s stockholders approved such increase on July 13, 2010. The increase became effective as of October 4, 2010.

The Company’s Board of Directors is authorized to issue from time to time up to 2 million shares of preferred stock in one or more series, and to fix for each such series such voting power and such designations, preferences, relative participating or other rights, redemption rights, conversion privileges and such qualifications or restrictions thereof as shall be adopted by the board and set forth in an amendment to the Company’s Certificate of Incorporation. Unless a vote of any shareholders is required pursuant to the rights of the holders of preferred stock then outstanding, the board may from time to time increase or decrease (but not below the number of shares of such series outstanding) the number of shares of any series of Preferred Stock subsequent to the issuance of shares of that series.

B.  Equity Incentive Plans

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

With respect to compensation expenses recorded in 2010 and 2009, relating to options granted through December 31 2010, the Company applied the provisions of ASC 718-10, which require employee share-based equity awards to be accounted for under the fair value method, ASC 718-10  requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods.

During 2010 and 2009 the Company recorded Stock-based compensation expenses in the amount of $91 and $120, respectively.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 11	STOCKHOLDER'S DEFECIENCY (Cont).

C.	Stock Options:

As of December 31, 2010, options for an aggregate of 130,000 shares of Common Stock remain available for future grants under the Company’s 2005 Plan and 2005 Directors Plan.

	December 31, 2010
	Amount of Options	Weighed Average Exercise Price

Outstanding at the beginning of the year *	1,880,000	$0.41
Forfeited	(60,000)	0.52
Outstanding at the end of the year	1,820,000	0.41

Exercisable at the end of the year	1,820,000	0.41

*       Of which 50,000 options granted to non-executive directors were re-priced during 2008

The options outstanding as of December 31, 2010, have been separated into ranges of exercise price as follows:

Range of exercise price	Options outstanding as of December 31, 2009	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2009	Weighted average exercise price of options exercisable

$0.055	100,000	0.32	$0.05	100,000	$0.05
$0.13-0.15	927,000	5.81	$0.13	927,000	$0.13
$0.60	483,000	4.73	$0.60	483,000	$0.60
$0.78	100,000	4.00	$0.78	100,000	$0.78
$0.85	110,000	3.14	$0.85	110,000	$0.85
$1.85	100,000	5.80	$1.85	100,000	$1.85
	1,820,000	4.96	$0.42	1,820,000	$0.42

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 11	STOCKHOLDER'S EQUITY (Cont.)

D.	Stock warrants

The Company has the following warrants outstanding:

Issuance date	number of warrants issued	Exercise price	Exercisable as of December 31, 2010	Exercisable through

2005-2010 (1)	10,522,383	0.01	8,091,133	December 2012-September 2015

2009 (2)	100,000	0.08	100,000	December 2014
2010 (3)	1,245,080	0.15	1,245,080	July- December 2013
2010 (4)	2,310,379	0.25	2,310,379	July -September 2013

March-June 2008 (5)	384,375	0.80	384,375	March- June 2011
September 2007 (6)	40,000	1.50	40,000	September 2011

1)	Penny warrants issued to employees 345,000, service providers 9,431,000, ex-employees 646,383 and 100,000 warrants issued to lenders in return for extension of the their loans.
2)	Warrants issued to directors in lieu of outstanding fees owed to them.
3)	600,000 warrants issued to loaners in return for extension of the their loans, 150,000 to a service provider and 495,080 warrants issued in connection with capital raise during 2010 (see also Note 10)
4)	warrants issued in connection with capital raise during 2010 (see also Note 10)
5)	Warrants issued to investors in private placement during 2008
6)	Warrants Issued to a service provider.

E.	Dividends

The Company does not intend to pay cash dividends in the foreseeable future.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 12	RESEARCH AND DEVELOPMENT EXPENSES, NET

Research and development expenses consist of the following:

	December 31,
	2010	2009

Research and development expenses	$372	$676
Grants from Office of the Chief Scientist of the Government of Israel	70	262
Research and development expenses, net	$302	$414

NOTE 13	RESTRUCTURING EXPENSES AND RESTRUCTURING OF DEBT (INCOME)

In January 2010, the Company completed a restructuring plan in an attempt to focus primarily on licensing its core technology for non-medical market applications. The restructuring plan included a reduction of the Company’s corporate and manufacturing workforce and entering into an alliance and license agreement as discussed in Note 4.

In December 2009 the Company reached an understanding with its non-executive directors pursuant to which the outstanding directors fees owing to such persons was waived in consideration of the issuance to them of warrants to purchase, in the aggregate, 100,000 shares of the  Company’s Common Stock. The warrants are exercisable through January 17, 2015 and have a per share exercise price of $0.08.

At December 31, 2009, the Company decided to write off $262 of debt that had aged in excess of seven years that was originally recorded following the Company’s reverse merger with United Diagnostics in 2005.

NOTE 14	FINANCIAL EXPENSES

Financial expenses, for the years 2010 and 2009 were $299 and $263 respectively. The principal expenses comprising the financial expenses during 2010 and 2009 were: (i) non cash amortization of  warrants granted to loaners in return for extension of the their loans and issuance of shares to financial service provider  $172 and $ 29 respectively, (ii) Non-cash financial expenses related to warrants to issue shares in the amount of $16 in 2010 (iii) interest in respect of debt instruments issued by the Company between April 2005 and October 2006 - $19 and $112 respectively and (vi) exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Shekel (“NIS”) on  liabilities denominated in NIS held by the subsidiary- $92 and $122,

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 15	DEFERRED TAXES

A.  Measurement of taxable income under the Income Tax Law (Inflationary Adjustments), 1985:

The results for tax purposes of the Israeli subsidiary are measured in terms of earnings in NIS. As explained in Note 3C, the functional currency is the U.S. dollar., The Company has not provided deferred income taxes on the difference between the functional currency and the tax bases of assets and liabilities at the Israeli subsidiary.

B.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	December 31,
	2010	2009

Tax on net operating losses carryforward	$2,250	$1,997
Less - valuation allowance	(2,250)	(1,997)
	-	-

C.
The Company has provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

Net operating loss carryforwards as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009

Israel	$7,329	$6,352
USA	2,658	2,438
Total	$9,987	$8,790

Net operating losses in Israel may be carried forward indefinitely. Net operating losses in the U.S. are available through 2035.

SPO MEDICAL INC.
NOTES TO THE FINANCIAL STATEMENTS
U.S. dollars in thousands (except share data)

NOTE 16	COMMITMENTS AND CONTINGENCIES

Government of Israel

The Company’s wholly owned subsidiary, SPO Ltd., is committed to pay royalties to the Office of the Chief Scientist of the Government of Israel (“OCS”) on sales of products, the research and development of which the OCS has participated in by way of grants, up to the amount of 100%-150% of the grants received plus interest at dollar LIBOR. The royalties are payable at a rate of 3% for the first three years of product sales and 3.5% thereafter. The total amount of grants received or accrued, net of royalties paid or accrued, as of December 31, 2010 was $1.3 million. The refund of the grants is contingent upon the successful outcome of the research and development and the attainment of sales. The Company has no obligation to refund these grants, if sales are not generated. The financial risk is assumed completely by the OCS. The grants were received from the OCS on a project-by-project basis. If the project fails the Company has no obligation to repay any grant received for the specific unsuccessful or aborted project. As of December 31, 2010 the Company has provided for $416 (2009 - $346) in royalties from sales of its products. Owing to the current financial situation of the Company, the Company has deferred these payments under an informal agreement with the OCS.

NOTE 17	SUBSEQUENT EVENTS

On March 25,  the Company and one of its stock holders entered into a loan agreement pursuant to which the stock holders loaned  to the Company $50,000 for working capital purposes. The original maturity date of the loan is March 25, 2012. The loan bears interest at a per annum rate of 8%.