Form 10-Q
period 2011-03-31
SPO Medical Inc
filed 2011-05-23
CIK 716778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2011 or

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

972-9-966-2520
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

As of May 23, 2011, SPO Medical Inc. had outstanding 33,207,340 shares of common stock, par value $0.01 per share.

*

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

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	March 31, 2011	December 31, 2010
	Unaudited

ASSETS

CURRENT ASSETS
Prepaid expenses and other accounts receivable	28	34

LONG-TERM INVESTMENTS

Severance pay fund	142	181

PROPERTY AND EQUIPMENT, NET	2	111

TOTAL ASSETS	$172	$326

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Bank overdraft	$35	$8
Short-term loans, net	842	776
Accounts payables	14	45
Employees and payroll accruals	483	463
Accrued expenses and other payables	742	621
	2,116	1,913

LONG-TERM LIABILITIES

Warrants to issue shares	295	218
Accrued severance pay	253	313
	548	531

STOCKHOLDERS’ DEFICIENCY
Stock capital	332	325
Additional paid-in capital	16,516	16,062
Accumulated deficit	(19,340)	(18,505)
	(2,492)	(2,118)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$172	$326

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share data)
	Three months ended March 31,
	2011	2010
	Unaudited

Revenues	$-	$21
Cost of revenues	-	18
Gross profit	-	3

Operating expenses
Research and development, net	50	49
Selling and marketing	372	-
General and administrative	214	154
Impairment of property and equipment, net	96	-
Total operating expenses	732	203
Operating loss	732	200

Financial expenses, net	103	2

Net loss	$835	$202

Loss for the period

Basic and diluted loss per ordinary share	$0.02	$0.01

Weighted average number of shares outstanding used in computation of basic loss per share	43,079,723	26,517,315

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.
AND ITS SUBSIDIARY
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,
	2011	2010
	Unaudited
Cash Flows from Operating Activities
Loss for the period	$(835)	$(202)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	13	9
Stock-based compensation expenses	383	-
Increase in accrued interest payable on loans	16	15
Income resulted from a settlement signed with a loaner	-	(33)
Non-cash expenses related to warrants to issue shares	77	-
Grant of ordinary stock to service providers	78	-
Impairment of property and equipment, net	96	-
Changes in assets and liabilities:
Decrease in trade receivables	-	8
Decrease in other receivables	6	113
Decrease in accounts payable	(31)	(2)
Increase in employees and payroll accruals	20	9
Increase (decrease) in accrued severance pay, net	(21)	2
Increase in other payables and accrued expenses	121	5
Net cash used in operating activities	(77)	(76)

Cash Flows from Financing Activities

Bank overdraft	27	-
Proceeds from loan	50	-
Repayment on short-term loans	-	(39)
Net cash provided by (used in) financing activities	77	(39)

Increase (decrease) in cash and cash equivalents	-	115
Cash and cash equivalents at the beginning of the period	-	386

Cash And Cash Equivalents At The End Of The Period	$-	$271

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

The Company and its subsidiary, SPO Ltd., are collectively referred to as the "Company". In January 2010, the Company restructured its operations to focus primarily on licensing its core technology for non-medical market applications. The restructuring included entering into a licensing agreement (the “License”) for the existing medical PulseOx product line with an entity owned by the Company’s then Chief Technology Officer (hereinafter the “Licensee”). Under the terms of the License, the Licensee was granted a non-transferable, royalty bearing license, to distribute the PulseOx product line and derivatives thereof, for specifically defined medical uses. Following the License, the Company ceased its previous operations associated with the distribution of the PulseOx line in the medical field. In February 2011 the Company transferred research and development activity to subcontractors, thereby ceasing all internal research and development activities.

NOTE 2    -     Basis of Presentation

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 8.03 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2011 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

Certain prior years' amounts have been reclassified in conformity with current year's financial statements.

SPO MEDICAL INC AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands (except share data))

NOTE 3    -     Going Concern

As reflected in the accompanying financial statements, the Company’s operations for the three months ended March 31, 2011, resulted in a net loss of $835 and the Company’s balance sheet reflects a net stockholders’ deficit of $2,492. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. As disclosed in previous filings with the Securities and Exchange Commission, management has been attempting to raise additional cash from current and potential stockholders and plans to continue these efforts.

NOTE 4    -     Financial Expenses

Financial expenses, net, for the three months ended March 31, 2011 and 2010 were $103 and $2, respectively. The principal components of the financial expenses during the two periods were: (i)  Non-cash financial expenses related to warrants to issue shares in the amount of $78 during the three months ended March 31, 2011 (ii) interest recorded during the three months ended March 31, 2011 and 2011 in the amount of $16 and $15, respectively, in respect of debt instruments issued by the Company between April 2005 and March 2011, (iii) income recoded in the 2010 period in the amount of $33 relating to a settlement agreement signed with one of the holders of  a debt instrument and (vi) exchange rate fluctuation and other in the amount of $9 during the 2011 period and $20 in during the 2010 period.

NOTE 5    -     Stockholders Equity

Issuance of Securities

On January 25, 2011, the Company issued 200,000 shares of the Company’s Common Stock to a consultant in connection with consulting services provided by such consultant.

In February and March, 2011, the Company issued 500,000 shares of the Company’s Common Stock to a consultant in connection with investor relations

NOTE 6    -     Subsequent Events

On May 4, 2011, the Company entered into a Securities Purchase Agreement with an investor pursuant to which it issued its 8% convertible promissory note in the principal amount of $50. The loan, together with accrued interest, is scheduled to mature on May 3, 2012. The Investor has the right to convert all or any part of the outstanding and unpaid principal amount, as well as the interest accrued, on this note into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale price during the 10-day period preceding the conversion date. Commencing on the execution of the note and continuing through November 3, 2011, the Investor is not entitled to convert the note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010.

OVERVIEW

SPO Medical Inc. (“we” or the “Company” or “SPO”) is engaged in the design and development of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood, which is known as Reflectance Pulse Oximetry (RPO). RPO functions using an ASIC (application specific integrated circuit), which is equivalent to a “customized” semi-conductor. Using this technology, a sensor can be positioned on various body parts, minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhance wireless, stand-alone configurations facilitating expanded commercial possibilities. As of May 2011, we held 12 patents issued by the United States Patent and Trademark Office ("USPTO") and European Patent Authorities covering various aspects of our technologies.

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

In addition to the sports watch, we are in the final stages of developing an innovative wellness bracelet that measures the number of activities an individual performs on a given day.  The bracelet, designed for both children and adults, features a display function to continuously measure the number of daily activities against preset recommended goals. SPO has designed and patented the functionality of the bracelet to be an affordable, simple-to-use, fashion accessory to encourage users to increase their mobility and overall wellness and to wear it with pride.

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

We need to raise additional funds on an immediate basis in order to realize our business plan as well as pay outstanding loans in the approximate amount of $850,000, of which $440,000 are currently due and payable, and to maintain operations. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning July 2008, we have significantly curtailed our non-essential product design and development, and ceased all marketing activities and product manufacturing. We have terminated certain product development plans. During 2008 we deferred part of management and employee salaries and benefits. In January 2010, we restructured our operations in an attempt to focus primarily on our core technology for non-medical market operations. The restructuring included entering into a licensing agreement for our then existing medical PulseOx product line, which resulted in the cessation of the Company’s production, selling and marketing activities. As of May 20, 2011, we had three employees working on a full-time basis. In addition, all research and development activities are performed on a sub-contracted basis. If we are unable to raise capital on an immediate basis, it may be necessary for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel and/or cease operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 AND THE THREE MONTHS ENDED MARCH 31, 2010

As noted above, in January 2010, we restructured our operations to focus primarily on licensing our core technology for non-medical market application. The restructuring included entering into a licensing agreement (the “License”) for the existing medical PulseOx product line with an entity owned by the Company’s Chief Technology Officer (hereinafter the “Licensee”). Under the terms of the License, the Licensee was granted a non-transferable, royalty bearing license, to distribute the PulseOx product line and derivatives thereof, for specifically defined medical uses. Following the License, the Company ceased its previous operations associated with the distribution of the PulseOx line in the medical field entered into the License pursuant to which our PulseOx medical product line is being marketed by the Licensee in the medical field. Following the License, we are primarily engaged in developing and licensing our technology to third parties for integration with products in the recreational, military and baby wellness monitoring markets.

REVENUES. No revenues were recorded for the three months ended March 31, 2011 compared to revenues of $21,000 recorded during the corresponding three months period in 2010. The revenues during the 2010 period were generated from research and development services that we provided.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net, consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for employees, contract design and testing services, supplies used and consulting fees paid to third parties. Research and development expenses, net, for the three months ended March 31, 2011 were $50,000 compared to $49,000 for the corresponding period in 2010.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to consultants for the provision of public relations, promotion and marketing services geared to the recreational sports and wellness market. Selling and marketing expenses for three months ended March 31, 2011 were $372,000, of which $370,000 are stock based non cash expenses. There were no selling and marketing expenses for the corresponding period in 2010. The increase in selling and marketing expenses during the three months ended March 31, 2011 as compared to the corresponding period in 2010 is primarily attributable to the increase in our marketing efforts in the sports and wellness market.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the three months ended March 31, 2011 were $214,000 as compared to $154,000 for the corresponding period in 2010. The increase in general and administrative expenses during the three months ended March 31, 2011 as compared to the corresponding period in 2010  is primarily attributable  to non-cash general and administrative stock based expenses incurred in the 2011 period  in the amount of $78,000 in connection with our continuing efforts to raise capital to maintain operations

IMPAIRMENT OF PROPERTY AND EQUIPMENT, NET.  In February 2011, we transferred research and development activity to subcontractors and therefore ceased all internal research and development  activities which resulted in a impairment to property and equipment in the amount of $96,000.

FINANCIAL EXPENSES, NET Financial expenses, net, for the three months ended March 31, 2011 were $103,000 compared to $2,000 for the corresponding period in 2010. The principal components of the financial expenses during the three months ended March 31, 2011 and 2010 were: (i)  Non-cash financial expenses related to warrants to issue shares in the amount of $78,000 during the thee months ended March 31, 2011 (ii) interest recorded during the three months ended March 31, 2011 and 2011 in the amount of $16,000 and $15,000, respectively, in respect of debt instruments issued by the Company between April 2005 and March 2011, (iii) income recoded in the 2010 period in the amount of $33,000 relating to a settlement agreement signed with one of the holders of  a debt instrument and (vi) exchange rate fluctuation and other in the amount of $9,000 during the 2011 period and $20,000 in during the 2010 period.

NET LOSS. For the three months ended March 31, 2011 and 2010, we had net losses of $835,000 and $202,000, respectively. The increase in net loss for the three months ended March 31, 2011 compared to corresponding three month period in 2010 is primarily attributable to the following expenses recorded during the three months ended March 31, 2011: (i) non-cash selling and marketing stock based expenses incurred in connection with our increased marketing efforts in the sports and wellness market in the approximate amount of $370,000, (ii) non-cash general and administrative stock based expenses incurred in the approximate amount of $78,000 in connection with our continuing efforts to raise capital to maintain operations (iii) non-cash financial expenses related to warrants issued ($77,000) and other financial expenses, exchange rate differences and interest expenses in the approximate amount of $26,000 and (iv) impairment to property and equipment in the amount of $96,000.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $926,000 and to realize our restructured business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in July 2008 we significantly curtailed our non-essential product design and development, marketing activities and reorganized our product manufacturing and delivery system to “just-in-time” arrangements. We have terminated certain product development plans. During 2008 till March 2011, we deferred part of management and employee salaries and benefits. As of May 20, 2011, we had three employees working on a full-time basis. As noted above, in our restructured operations, we intend to pursue joint ventures, OEM type arrangement, research and or sub contractor agreements relating to our oximetry technology with respect to the recreational, military and baby wellness monitoring fields. If we are unable to raise capital through a financial raise or joint-venture type of agreement on an immediate basis, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel, or ceasing operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.  Any additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations.

As at March 31, 2011, we had no cash and cash equivalents available to us.

We generated negative cash flow from operating activities of approximately $77,000 during the 2011 period compared to $76,000 for the 2010 period. We had cash provided by financing activities to finance the operating activities.

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

In March 2008, we offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes, to the exercise price of the April 2005 Warrants, thereby exercising these warrants, and to convert into Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders who accepted this offer were issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants will be exercisable over three years at an exercise price of $0.60. As of December 31, 2009, the holders of approximately $439,000 in principal amount have agreed to apply the principal amount owed to them to the exercise price of the April 2005 Warrants. Accordingly, approximately $520,000 in amounts owed under the 2005 Notes have been converted into equity and, accordingly, an aggregate of 866,528 shares of our Common Stock have been issued upon exercise of the April 2005 Warrants and conversion of the interest owing on the April 2005 Notes. Under the terms of the offer, new warrants for 216,636 share of our Common stock have been issued to these April 2005 Note holders, exercisable over three years from the date of issuance. We have been informed by the holders of $300,000 in principal amount of their election to not accept our offer, of which $250,000 of principal and the accrued interest thereon has been repaid as of December 31, 2009. On March 15, 2010, we agreed with the holder of an April 2005 Note in the principal amount of $50,000 to extend the Note’s maturity date to September 15, 2010 and, in consideration thereof, we agreed to pay the holder total amount of $45,000, which was paid in full. On February 5, 2009, we agreed with one of the Note holders to repay $25,000 in principal over a number of payments during 2009 and to convert accrued interest to 26,500 shares of common stock.    On May 31, 2010, we issued to two note holders of the principal amount of $200,000 warrants to purchase up to 600,000 shares of our Common Stock in consideration of such investors' extension to December 31, 2011 of the maturity date of April 2005 Notes held by them and the cancellation of previously issued warrants to purchase up to an aggregate of 333,333 shares of our Common Stock. The warrants are exercisable through December 31, 2013 at a per share exercise price of $0.15. On July 27, 2010, we issued to two holders of the April 2005 Notes a total of 1,370,000 restricted shares of our Common Stock in satisfaction of a note held by one of the accredited investors in the approximate amount of $202,000 and warrants, exercisable through November 15, 2010 to purchase up to 700,000 shares of our Common Stock, at a per share exercise price of $0.15; on November 15, 2010, warrants for 666,667 shares were exercised for cash proceeds to us of $100,000. As of March 31, 2011, the outstanding April 2005 Notes principal and accrued interest in the aggregate amount of $598,000.

In July 2006, the Company commenced a private placement of units of its securities the “Loan Notes”, with each unit comprised of (i) the Company’s 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which the Company raised $550,000 (the maximum amount that could be raised from this offering). Under the terms of the offering, the principal and accrued interest was due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25,000 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. During 2007, the Company offered to the holders of the notes to convert the principal and accrued interest into shares of the Company’s Common Stock at a per share conversion price of $0.90. The holders of $238,000 of the principal amount agreed to convert the principal and accrued interest thereon into shares of the Company’s Common Stock. In 2007, the Company repaid to one note holder the principal amount of $75,000 and the accrued interest thereon. On December 31, 2009 the Company and a holder of a Loan Notes in the principal amount of $150,000 agreed to extend the Note’s maturity date to December 31, 2011 in consideration of the issuance of warrants to purchase up to 50,000 shares of the of the Company’s Common Stock, at a per share exercise price of $0.01 exercisable for a period of three years. On June 30, 2010, the company issued 105,074 restricted shares of our Common Stock to a Note holder in satisfaction of $16,000 owed to such holder and the cancellation of previously issued warrants to purchase up to 7,800 shares of the Company's Common Stock. As of March 31, 2011, approximately $163,000 in respect of the principal and accrued interest on these notes remains outstanding.

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

In May 2011, we entered into a Securities Purchase Agreement with an investor pursuant to which we issued an 8% convertible promissory note in the principal amount of $50,000 that is convertible into shares of our Common Stock. The loan, together with accrued interest, is scheduled to mature in May 2012.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended March 31, 2011, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We first disclosed in the quarterly report on Form 10-Q for the three months ended March 31, 2008, that we had not repaid principal and accrued interest that became due during the quarterly period covered by such report. We disclosed in subsequent quarterly reports on Form 10-Q additional amounts that became due in ensuing quarterly periods and the results of our efforts to resolve these matters. As of May 23, 2011, there continues to remain outstanding, in the aggregate approximately $440,000 of such principal and accrued interest. We continue to hold discussions with certain of the holders of the outstanding debt in an attempt to resolve this matter; no assurance can be provided that we will be successful in concluding any mutually acceptable resolution of this matter.

ITEM 5. OTHER INFORMATION

On May 15, 2011, Ms. Pauline Dorfman resigned from our board of directors.

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

DATE: May 23, 2011	/s/ Michael Braunold
Michael Braunold
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director