Form 10-Q
period 2011-06-30
SPO Medical Inc
filed 2011-08-22
CIK 716778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2011 or

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

As of August 19, 2011, SPO Medical Inc. had outstanding 33,565,673 shares of common stock, par value $0.01 per share.

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

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED BALANCE SHEET

(U.S. dollars in thousands)

	June 30, 2011	December 31, 2010
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Prepaid expenses and other accounts receivable	$32	$34

LONG-TERM INVESTMENTS

Severance pay fund	145	181

PROPERTY AND EQUIPMENT, NET	2	111
TOTAL ASSETS	$179	$326

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Bank overdraft	$33	$8
Short-term loans, net	858	776
Trade payables	16	45
Employees and payroll accruals	561	463
Accrued expenses and other payables	773	621
	2,241	1,913

LONG-TERM LIABILITIES
Long term loan	69	-
Warrants to issue shares	329	218
Accrued severance pay	264	313
	662	531

STOCKHOLDERS’ DEFICIENCY
Stock capital	335	325
Additional paid-in capital	16,920	16,062
Accumulated deficit	(19,979)	(18,505)
	(2,724)	(2,118)
TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$179	$326

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share data)

	Six months ended June 30,		Three months ended June 30,
	Unaudited		Unaudited
	2011	2010	2011	2010

Revenues	$-	$113	$-	$92
Cost of revenues	-	90	-	72

Gross profit	-	23	-	20

Operating expenses
Research and development, net	54	98	4	49
Selling and marketing	767	-	395	-
General and administrative	348	351	134	197
Impairment of property and equipment, net	96	-	-	-

Total operating expenses	1,265	449	533	246
Operating loss	1,265	426	533	226
Financial expenses, net	209	120	106	118

Net loss	$1,474	$546	$639	$344

Loss for the period

Loss per share	$(0.03)	$(0.02)	$(0.01)	$(0.01)

Weighted average number of shares outstanding used in computation of basic and diluted loss per share	43,307,223	26,840,648	43,529,723	26,967,315

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
	Unaudited		Unaudited
Cash Flows used in Operating Activities
Loss for the period	$(1,474)	$(546)	$(639)	$(344)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	13	19	-	10
Amortization of deferred interest expenses	13	-	13	-
Non-cash amortization expenses and Stock-based compensation expenses	753	157	370	157
Income resulted from a settlement with a loaner	-	(64)	-	(31)
Non-cash expenses related to warrants to issue shares	111	-	34	-
Grant of ordinary stock to service providers	90	71	12	71
Increase in accrued interest payable on loans	33	30	17	15
Impairment of property and equipment, net	96	-	-	-

Changes in assets and liabilities:
Decrease in trade receivables	-	15	-	7
Decrease (increase) in other receivables	2	13	(4)	-
Increase (decrease) in accounts payable	(29)	(12)	2	(10)
Increase (decrease) in employees and payroll accruals	98	(6)	31	(15)
Increase (decrease) in accrued severance pay, net	(13)	(8)	8	(10)
Increase in other payables and accrued expenses	152	24	78	19
Net cash provided by used in operating activities	(155)	(307)	(78)	(131)

Cash Flows from Investing Activities

Payment received in connection with license agreement	-	100	-	-
Net cash provided by investing activities	-	100	-	-

Cash Flows from (used in)Financing Activities
Capital raise, net	25	-	25	-
Increase (decrease) in bank overdraft	25	-	(2)	-
Proceeds from loan	105	-	55	-
Repayment of short-term loans	-	(83)	-	(44)
Net cash provided by (used in) financing activities	155	(83)	78	(44)

Decrease in cash and cash equivalents	-	(290)	-	(175)
Cash and cash equivalents at the beginning of the period	-	386	-	271

Cash and cash equivalents at the end of the period	$-	$96	$-	$96

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

The Company and its subsidiary, SPO Ltd., are collectively referred to as the "Company". In January 2010, the Company restructured its operations to focus primarily on licensing its core technology for non-medical market applications. The restructuring included entering into a licensing agreement (the “License”) for the then existing medical PulseOx product line with an entity owned by the Company’s then Chief Technology Officer (hereinafter the “Licensee”). Under the terms of the License, the Licensee was granted a non-transferable, royalty bearing license, to distribute the PulseOx product line and derivatives thereof, for specifically defined medical uses. Following the License, the Company ceased its previous operations associated with the distribution of the PulseOx line in the medical field. In February 2011, the Company transferred research and development activities to external subcontractors, thereby ceasing all internal research and development activities.

NOTE 2	-	Basis of Presentation

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 8.03 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2011 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

Certain prior years' amounts have been reclassified in conformity with current year's financial statements.

NOTE 3	-	Going Concern

As reflected in the accompanying financial statements, the Company’s operations for the six and three months ended June 30, 2011, resulted in a net loss of $1,474 and $639, respectively, and the Company’s balance sheet reflects a net stockholders’ deficit of $2,724 The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. As disclosed in previous filings with the Securities and Exchange Commission, management has been attempting to raise additional cash from current and potential stockholders and plans to continue these efforts.

SPO MEDICAL INC AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands (except share data))

NOTE 4	-	Financial Expenses

Financial expenses, net, for the six months ended June 30, 2011 and 2010 were $209 and $120, respectively. Financial expenses, net, for the three months ended June 30, 2011 and 2010 were $106 and $118, respectively. The principal components of the financial expenses during the six and three months ended June 30, 2011 were: (i)  Non-cash financial expenses related to warrants to issue shares in the amount of $111 during the six months ended June 30, 2011 compared to non-cash amortization expenses in the amount of $155 during the six months ended June 30, 2010 (ii) interest recorded during the six months ended June 30, 2011 and 2010 in the amount of $33 and $30, respectively, in respect of debt instruments issued by the Company between April 2005 and March 2011, (iii) income recorded during the six months ended June 2010 in the amount of $64 in accordance with settlement agreements signed with holders of debt instruments. (iv) non cash expenses related to issuance of shares to service providers during the six months ended June 30, 2011 on the amount of $12 in connection with Equity line of credit (v) non cash amortization of deferred interest expenses related to convertible notes issued in May 2011 $13 and (vi) exchange rate expenses and other in the amount of $40 during the six months ended June 30, 2011 period and $1 income during the six months ended June 2010 period

NOTE 5	-	Stockholders Equity

Issuance of Securities

On January 25, 2011, the Company issued 200,000 shares of the Company’s Common Stock to a consultant in connection with consulting services provided by such consultant.

In February and March, 2011, the Company issued 500,000 shares of the Company’s Common Stock to a consultant in connection with investor relations services.

In May 2011, the Company entered into a Securities Purchase Agreement with an investor pursuant to which it issued its 8% convertible promissory note in the principal amount of $50. The loan, together with accrued interest, is scheduled to mature on May 3, 2012. Commencing November 4, 2011, the Investor is entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date. For financial reporting purposes, the conversion feature was recorded in short term liabilities at its fair value of $41. Accordingly, the company recorded a discount of $41 on the convertible promissory note to be amortized through November 4 2011.

On June 1, 2011, the Company received from investor net proceeds of $25 in consideration for the purchase of shares of the Company’s Common Stock. In connection therewith, in June 2011, the Company issued to the investor 166,667 shares of the Company’s Common Stock

On May 18, 2011 the Company and an investor signed a Term Sheet regarding an Equity line of credit which was consummated via an Investment Agreement signed on July 7, 2011. According to the Investment Agreement the investor committed to purchase, subject to certain restrictions and conditions, up to $5,000 of the Company's common stock, par value $0.01 per share over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by the investor pursuant to the Investment Agreement. Pursuant to the terms of a Registration Rights Agreement dated as of July 5, 2011 between the Company and the investor, the Company is obligated to file, by September 5, 2011, a registration statement with the Securities and Exchange Commission to register the resale by the investor of the shares of common stock issued or issuable under the Investment Agreement.  The Company is required to initially register 10,000,000 shares of common stock. The Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective within 90 days after the filing. In connection with the Investment Agreement, the Company issued 166,666 shares of its Common Stock as a document preparation fee.

SPO MEDICAL INC AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands (except share data))

NOTE 6	-	Subsequent Events

On August 11, 2011, the company received $75 from an existing investor on account for a loan the terms of which are currently under negotiation. The loan is expected to bear interest at the rate of 10% per annum and all outstanding amounts are to be due and payable in August 2013.

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

OVERVIEW

SPO Medical Inc. (“we” or the “Company” or “SPO”) is engaged in the design and development of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood, which is known as Reflectance Pulse Oximetry (RPO). RPO functions using an ASIC (application specific integrated circuit), which is equivalent to a “customized” semi-conductor. Using this technology, a sensor can be positioned on various body parts, minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhance wireless, stand-alone configurations facilitating expanded commercial possibilities. As of August 2011, we hold 12 patents issued by the United States Patent and Trademark Office ("USPTO") and European Patent Authorities covering various aspects of our technologies.

We are currently focused on exploiting the sports and wellness markets by developing cutting edge products based on our proprietary technology. These are multibillion dollar markets which we intend to penetrate with our disruptive technologies. Our current wellness products include an innovative bracelet and a sports watch.

 The SPO sports watch has been designed to measure continuous heart-rate wirelessly, without the need to wear a conventional chest strap.  This is a major and unique practical advantage over current products that we believe exist in the general leisure and wellness market.  As importantly, the watch will be able to read the heart rate without the sports enthusiast ceasing his physical activity. This will be made possible through the use of SPO’s patented reflectance technology. Due to our belief that our solution is unique to a large market, we also expect that the vertical application of our product line is a major opportunity for us.  We anticipate that subject to securing adequate financing, the product should become commercially available during 2012.

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

Following our entry into the license agreement, our focus moved away from medical products.  In addition to our entry into the sports and wellness markets, we are also engaged in developing and licensing our technology to third parties for integration with products in the recreational, military and baby wellness monitoring fields.

We have generated significant operating losses since inception and we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

We need to raise additional funds on an immediate basis in order to realize our business plan as well as pay outstanding loans in the approximate amount of $952,000, of which $305,000 are currently due and payable, and to maintain operations. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning July 2008, we have significantly curtailed our non-essential product design and development, and ceased all marketing activities and product manufacturing. We have terminated certain product development plans. During 2008 we deferred part of management and employee salaries and benefits. In January 2010, we restructured our operations in an attempt to focus primarily on our core technology for non-medical market operations. The restructuring included entering into a licensing agreement for our then existing medical PulseOx product line, which resulted in the cessation of the Company’s production, selling and marketing activities. As of August 19, 2011, we had three employees working on a full-time basis. In addition, all research and development activities are performed on a sub-contracted basis. If we are unable to raise capital on an immediate basis, it may be necessary for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel and/or cease operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX AND THREE MONTHS ENDED JUNE 30, 2011 AND THE SIX AND THREE MONTHS ENDED JUNE 30, 2010

As noted above, in January 2010, we restructured our operations to focus primarily on licensing our core technology for non-medical market application. The restructuring included entering into a licensing agreement for the existing medical PulseOx product line with an entity owned by the Company’s then Chief Technology Officer. Under the terms of the License, the Licensee was granted a non-transferable, royalty bearing license, to distribute the PulseOx product line and derivatives thereof, for specifically defined medical uses. Following the License, the Company ceased its previous operations associated with the distribution of the PulseOx line in the medical field entered into the License pursuant to which our PulseOx medical product line is being marketed by the Licensee in the medical field. Following the License, we are primarily engaged in developing and licensing our technology to third parties for integration with products in the recreational, military and baby wellness monitoring markets.

REVENUES. No revenues were recorded for the six and three months ended June 30, 2011 compared to revenues of $113,000 and $92,000, respectively, recorded during the corresponding periods in 2010. The revenues during the 2010 period were generated from research and development services that we provided.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net, consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for employees, contract design and testing services, supplies used and consulting fees paid to third parties. Research and development expenses, net, for the six and three months ended June 30, 2011 were $54,000 and $4,000, respectively, compared to $98,000 and $49,000 for the corresponding periods in 2010. The decrease in research and development expenses, net, during the six and three months ended June 30, 2011 as compared to the corresponding periods in 2010 is primarily attributable to the transfer, commencing February 2011, of research and development activities to subcontractors, resulting in the cessation of all internal research and development activities.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to consultants for the provision of public relations, promotion and marketing services geared to the recreational sports and wellness market. Selling and marketing expenses for six and three months ended June 30, 2011 were $767,000 and $395,000, respectively, of which $741,000 and $371,000 are stock based non cash expenses. There were no selling and marketing expenses for the corresponding periods in 2010. The increase in selling and marketing expenses during the six and three months ended June 30, 2011 as compared to the corresponding periods in 2010 is primarily attributable to the increase in our marketing efforts in the sports and wellness market.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the six and three months ended June 30, 2011 were $348,000 and $134,000, respectively, as compared to $351,000 and $197,000 for the corresponding periods in 2010. The decrease in general and administrative expenses during the six and three months ended June 30, 2011 as compared to the corresponding periods in 2010  is primarily attributable  to the decrease in non-cash general and administrative stock based expenses incurred in the three months ended June 30, 2010  in the amount of $72,000.

IMPAIRMENT OF PROPERTY AND EQUIPMENT, NET.  In February 2011, we transferred research and development activity to subcontractors and therefore ceased all internal research and development activities which resulted in a impairment to property and equipment in the amount of $96,000

FINANCIAL EXPENSES, NET Financial expenses, net, for the six months ended June 30, 2011 and 2010 were $209,000 and $120,000, respectively. Financial expenses, net, for the three months ended June 30, 2011 and 2010 were $106,000 and $118,000, respectively. The principal components of the financial expenses during the six and three months ended June 30, 2011 were: (i)  Non-cash financial expenses related to warrants to issue shares in the amount of $111,000 during the six months ended June 30, 2011 compared to non-cash amortization expenses in the amount of $155,000 during the six months ended June 30, 2010 (ii) interest recorded during the six months ended June 30, 2011 and 2010 in the amount of $33,000 and $30,000, respectively, in respect of debt instruments issued by the Company between April 2005 and March 2011, (iii) income recorded during the six months ended June 2010 in the amount of $64,000 in accordance with settlement agreements signed with holders of debt instruments, (iv) non cash expenses related to issuance of shares to service providers during the six months ended June 30, 2011 on the amount of $12,000 in connection with equity line of credit, (v) non cash amortization of deferred interest expenses related to convertible notes issued in May 2011 $13,000  and (vi) exchange rate expenses and other in the amount of $40,000 during the six months ended June 30, 2011 period and $1,000 income during the six months ended June 2010 period

NET LOSS. For the six and three months ended June 30, 2011 were $1,474,000 and $639,000, respectively, as compared to $546,000 and $344,000 for the corresponding periods in 2010. The increase in net loss for the six and three months ended June 30, 2011 compared to corresponding periods in 2010 is primarily attributable to the following expenses recorded during the six and three months ended June 30, 2011: (i) non-cash selling and marketing stock based expenses incurred in connection with our increased marketing efforts in the sports and wellness market in the approximate amount of $741,000 and $370,000 during each of the six and three months ended June 30, 2011, respectively, offset by the decrease in expenses resulting from the outsourcing of all research and development activities beginning in February 2011

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $952,000 and to realize our restructured business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in July 2008 we significantly curtailed our non-essential product design and development, marketing activities and reorganized our product manufacturing and delivery system to “just-in-time” arrangements. We have terminated certain product development plans. During 2008 till March 2011, we deferred part of management and employee salaries and benefits. As of August 19, 2011, we had three employees working on a full-time basis. As noted above, in our restructured operations, we intend to pursue joint ventures, OEM type arrangement, research and or sub contractor agreements relating to our oximetry technology with respect to the recreational, military and baby wellness monitoring fields. If we are unable to raise capital through a financial raise or joint-venture type of agreement on an immediate basis, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel, or ceasing operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.  Any additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations.

As of June 30, 2011, we had no cash and cash equivalents available to us.

We generated negative cash flow from operating activities of approximately $155,000 and $78,000 during the six and three months ended June, 30 2011 compared to $307,000 and $131,000 for the six and three months ended June 30, 2010 period. We had cash provided by financing activities to finance the operating activities.

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

In March 2008, we offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes, to the exercise price of the April 2005 Warrants, thereby exercising these warrants, and to convert into Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders who accepted this offer were issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants will be exercisable over three years at an exercise price of $0.60. As of December 31, 2009, the holders of approximately $439,000 in principal amount have agreed to apply the principal amount owed to them to the exercise price of the April 2005 Warrants. Accordingly, approximately $520,000 in amounts owed under the 2005 Notes have been converted into equity and, accordingly, an aggregate of 866,528 shares of our Common Stock have been issued upon exercise of the April 2005 Warrants and conversion of the interest owing on the April 2005 Notes. Under the terms of the offer, new warrants for 216,636 share of our Common stock have been issued to these April 2005 Note holders, exercisable over three years from the date of issuance. We have been informed by the holders of $300,000 in principal amount of their election to not accept our offer, of which $250,000 of principal and the accrued interest thereon has been repaid as of December 31, 2009. On March 15, 2010, we agreed with the holder of an April 2005 Note in the principal amount of $50,000 to extend the Note’s maturity date to September 15, 2010 and, in consideration thereof, we agreed to pay the holder total amount of $45,000, which was paid in full. On February 5, 2009, we agreed with one of the Note holders to repay $25,000 in principal over a number of payments during 2009 and to convert accrued interest to 26,500 shares of common stock.    On May 31, 2010, we issued to two note holders of the principal amount of $200,000 warrants to purchase up to 600,000 shares of our Common Stock in consideration of such investors' extension to December 31, 2011 of the maturity date of April 2005 Notes held by them and the cancellation of previously issued warrants to purchase up to an aggregate of 333,333 shares of our Common Stock. The warrants are exercisable through December 31, 2013 at a per share exercise price of $0.15. On July 27, 2010, we issued to two holders of the April 2005 Notes a total of 1,370,000 restricted shares of our Common Stock in satisfaction of a note held by one of the accredited investors in the approximate amount of $202,000 and warrants, exercisable through November 15, 2010 to purchase up to 700,000 shares of our Common Stock, at a per share exercise price of $0.15; on November 15, 2010, warrants for 666,667 shares were exercised for cash proceeds to us of $100,000. As of June 30, 2011, the outstanding April 2005 Notes principal and accrued interest in the aggregate amount of $612,000.

In July 2006, the Company commenced a private placement of units of its securities the “Loan Notes”, with each unit comprised of (i) the Company’s 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which the Company raised $550,000 (the maximum amount that could be raised from this offering). Under the terms of the offering, the principal and accrued interest was due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25,000 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. During 2007, the Company offered to the holders of the notes to convert the principal and accrued interest into shares of the Company’s Common Stock at a per share conversion price of $0.90. The holders of $238,000 of the principal amount agreed to convert the principal and accrued interest thereon into shares of the Company’s Common Stock. In 2007, the Company repaid to one note holder the principal amount of $75,000 and the accrued interest thereon. On December 31, 2009 the Company and a holder of a Loan Notes in the principal amount of $150,000 agreed to extend the Note’s maturity date to December 31, 2011 in consideration of the issuance of warrants to purchase up to 50,000 shares of the of the Company’s Common Stock, at a per share exercise price of $0.01 exercisable for a period of three years. On June 30, 2010, the company issued 105,074 restricted shares of our Common Stock to a Note holder in satisfaction of $16,000 owed to such holder and the cancellation of previously issued warrants to purchase up to 7,800 shares of the Company's Common Stock. . On May 31 2011, the Company and a Note holder of the principal amount of $50,000 agreed to extend the maturity date to May 31, 2014 and all or part of the principal and interest under the Note may be converted to shares of the company at a per share conversion price of $0.30. The conversion price of the original warrants associated with the Note was updated to $0.60 and exercise date was extended until May 31, 2016.  As of June 30, 2011, approximately $165,000 in respect of the principal and accrued interest on these notes remains outstanding.

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

On December 29, 2010, we and our Chief Executive Officer entered into a loan agreement pursuant to which the Chief Executive Officer loaned  to the Company $30,000 for working capital purposes. The original maturity date of the loan was January 29, 2011. The loan bears interest at a per annum rate of 8%. In January 2011, the maturity date of the loan was extended to April 30, 2011 and in August 2011 $15,000 was repaid.

On March 25, 2011, we and one of our stockholders entered into a loan agreement pursuant to which the stockholder loaned to the Company $50,000 for working capital purposes. The original maturity date of the loan is March 25, 2012. The loan bears interest at a per annum rate of 8%.

In May 2011, we entered into a Securities Purchase Agreement with an investor pursuant to which we issued an 8% convertible promissory note in the principal amount of $50,000 that is convertible into shares of our Common Stock. The loan, together with accrued interest, is scheduled to mature in May 2012. Commencing November 4, 2011, the Investor is entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date. For financial reporting purposes, the conversion feature was recorded in short term liabilities at its fair value of $40,909. Accordingly, the company recorded a discount of $40,909 on the convertible promissory note to be amortized through November 4 2011.

On May 18, 2011 the Company and an investor signed a Term Sheet regarding an Equity line of credit which was consummated via an Investment Agreement signed on July 7, 2011. According to the Investment Agreement the investor committed to purchase, subject to certain restrictions and conditions, up to $5,000,000 of the Company's common stock, par value $0.01 per share over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by the investor pursuant to the Investment Agreement. Pursuant to the terms of a Registration Rights Agreement dated as of July 5, 2011 between the Company and the investor, the Company is obligated to file, by September 5, 2011, a registration statement with the Securities and Exchange Commission to register the resale by the investor of the shares of common stock issued or issuable under the Investment Agreement.  The Company is required to initially register 10,000,000 shares of common stock. The Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective within 90 days after the filing. In connection with the Investment Agreement, the Company issued 166,666 shares of its Common Stock as a document preparation fee.

In June 2011, we received from investor net proceeds of $25,000 in consideration for the purchase of shares of our Common Stock. In connection therewith, in June 2011, the Company issued to the investor 166,667 shares of the Company’s Common Stock.

On August 11, 2011, we received $75,000 from an existing investor on account for a loan the terms of which are currently under negotiation. The loan is expected to bear interest at the rate of 10% per annum and the outstanding principle and accrued interest will become due and payable in August 2013.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended June 30, 2011, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We first disclosed in the quarterly report on Form 10-Q for the three months ended March 31, 2008, that we had not repaid principal and accrued interest that became due during the quarterly period covered by such report. We disclosed in subsequent quarterly reports on Form 10-Q additional amounts that became due in ensuing quarterly periods and the results of our efforts to resolve these matters. As of August  19, 2011, there continues to remain outstanding, in the aggregate approximately $305,000 of such principal and accrued interest. We continue to hold discussions with certain of the holders of the outstanding debt in an attempt to resolve this matter; no assurance can be provided that we will be successful in concluding any mutually acceptable resolution of this matter.

ITEM 5. OTHER INFORMATION

None.

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

DATE: August 22, 2011	/s/ Michael Braunold
Michael Braunold
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director