Form 10-Q
period 2011-09-30
SPO Medical Inc
filed 2011-11-21
CIK 716778

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2011 or

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

As of November 18, 2011, SPO Medical Inc. had outstanding 33,665,673 shares of common stock, par value $0.01 per share.

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

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED BALANCE SHEET

(U.S. dollars in thousands)

	September 30, 2011	December 31, 2010
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Prepaid expenses and other accounts receivable	$28	$34
	28	34

LONG-TERM INVESTMENTS

Severance pay fund	133	181

PROPERTY AND EQUIPMENT, NET	1	111

TOTAL ASSETS	$162	$326

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Bank overdraft	$8	$8
Short-term loans, net	902	776
Trade payables	11	45
Employees and payroll accruals	597	463
Accrued expenses and other payables	788	621
	2,306	1,913

LONG-TERM LIABILITIES
Long term loans	146	-
Warrants to issue shares	169	218
Accrued severance pay	260	313
	575	531

STOCKHOLDERS’ DEFICIENCY
Stock capital	337	325
Additional paid-in capital	17,117	16,062
Accumulated deficit	(20,173)	(18,505)
	(2,719)	(2,118)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIENCY	$162	$326

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share data)

	Nine months ended September 30,		Three months ended September 30,
	Unaudited		Unaudited
	2011	2010	2011	2010

Revenues	$-	$159	$-	$46
Cost of revenues	-	125	-	35

Gross profit	-	34	-	11

Operating expenses
Research and development, net	74	158	20	60
Selling and marketing	965	470	198	470
General and administrative	501	479	153	128
Impairment of property and equipment, net	96	-	-	-
Total operating expenses	1,636	1,107	371	658

Operating loss	1,636	1,073	371	647

Financial expenses (income), net	32	552	(177)	432

Net loss	$1,668	$1,625	$194	$1,079

Loss for the period

Basic and diluted loss per ordinary share	$(0.04)	$(0.05)	$(0.01)	$(0.03)

Weighted average number of shares outstanding used in computation of basic and diluted loss per share	43,545,225	30,745,469	43,880,447	39,589,802

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY
CONDENSED INTERIM STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
	Unaudited		Unaudited
Cash Flows from Operating Activities
Loss for the period	$(1,668)	$(1,625)	$(194)	$(1,079)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	14	29	1	10
Amortization of deferred interest expenses	34	-	21	-
Non-cash amortization expenses and Stock-based compensation expenses	948	638	195	481
Non-cash expenses (income) from reevaluation of warrants to issue shares	(49)	302	(160)	302
Income resulted from a settlement with a loaner	-	(64)	-	-
Grant of ordinary stock to service providers	92	95	2	24
Impairment of property and equipment, net	96	-	-	-
Increase in accrued interest payable on loans	50	46	17	16

Changes in assets and liabilities:
Decrease in trade receivables	-	15	-	-
Decrease (increase) in other receivables	6	(53)	4	(66)
Increase (decrease) in accounts payable	(34)	-	(5)	12
Increase (decrease) in employees and payroll accruals	134	(69)	36	(63)
Increase (decrease) in accrued severance pay, net	(5)	2	8	10
Increase (decrease) in other payables and accrued expenses	167	(8)	15	(32)
Net cash used in operating activities	(215)	(692)	(60)	(385)

Cash Flows from Investing Activities

Payment received in connection with license agreement	-	100	-	-
Purchase of property and equipments	-	(6)	-	(6)
Net cash provided by (used in) investing activities	-	94	-	(6)

Cash Flows from Financing Activities
Net proceeds from issuance of shares	27	326	2	326
Decrease in bank overdraft	-	-	(25)	-
Proceeds from issuance of warrants to issue shares	-	203	-	203
Proceeds from loans	205	-	100	-
Repayment on short-term loans	(17)	(137)	(17)	(54)
Net cash provided by financing activities	215	392	60	475

Increase (decrease) in cash and cash equivalents	-	(206)	-	84
Cash and cash equivalents at the beginning of the period	-	386	-	96

Cash and cash equivalents at the end of the period	$-	$180	$-	$180

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands (except share data))

NOTE 1 -	General

SPO Medical Inc. (hereinafter referred to as "SPO" or the "Company") is engaged in the design, development and marketing of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. The applications are marketed in the following sectors; professional medical care, homecare, sports, safety and search & rescue.

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

The Company and its subsidiary, SPO Ltd., are collectively referred to as the "Company". In January 2010, the Company restructured its operations to focus primarily on licensing its core technology for non-medical market applications. The restructuring included entering into a licensing agreement (the “License”) for the then existing medical. PulseOx product line with an entity owned by the Company’s then Chief Technology Officer (hereinafter the “Licensee”). Under the terms of the License, the Licensee was granted a non-transferable, royalty bearing license, to distribute the PulseOx product line and derivatives thereof, for specifically defined medical uses. Following the License, the Company ceased its previous operations associated with the distribution of the PulseOx line in the medical field. In February 2011, the Company transferred research and development activities to subcontractors, thereby ceasing all internal research and development activities.

NOTE 2 -	Basis of Presentation

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 8.03 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2011 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the three months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

NOTE 3 -	Going Concern

As reflected in the accompanying financial statements, the Company’s operations for the nine and three months ended September 30, 2011, resulted in a net loss of $1,668 and $194, respectively, and the Company’s balance sheet reflects a net stockholders’ deficit of $2,719 The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. As disclosed in previous filings with the Securities and Exchange Commission, management has been attempting to raise additional cash from current and potential stockholders and plans to continue these efforts.

SPO MEDICAL INC AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands (except share data))

NOTE 4 -	Financial Expenses

Financial expenses, net, for the nine months ended September 30, 2011 and 2010 were $32 and $552, respectively. Financial expenses (income), net, for the three months ended September 30, 2011 and 2010 were $(177) income and $432 expenses, respectively. The principal components of the financial income during the three months ended September 30, 2011 were: (i) non-cash financial income related to valuation of warrants to issue shares in the amount of $(160), (ii) interest in respect of debt instruments issued by the Company between April 2005 and August 2011 in the amount of $24, (iii) non-cash amortization of deferred interest expenses related to convertible notes issued in May 2011 in the amount of $21 and (iv) gains resulting from the exchange rate fluctuations of the U.S. Dollar to the Israeli Shekel recorded as income and other in the amount of $(62).

NOTE 5 -	Stockholders Equity

Issuance of Securities

On January 25, 2011, the Company issued 200,000 shares of the Company’s Common Stock to a consultant in connection with consulting services provided by such consultant. On July 28, 2011, the Company issued an additional 25,000 shares of the Company’s Common Stock to such consultant in respect of ongoing services.

In February and March, 2011, the Company issued 500,000 shares of the Company’s Common Stock to a consultant in connection with investor relations services.

On May 18, 2011 the Company and an investor signed a Term Sheet regarding an Equity line of credit which was consummated via an Investment Agreement signed on July 7, 2011. According to the Investment Agreement the investor committed to purchase, subject to certain restrictions and conditions, up to $5,000 of the Company's common stock, par value $0.01 per share over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by the investor pursuant to the Investment Agreement. Pursuant to the terms of a Registration Rights Agreement dated as of July 5, 2011 between the Company and the investor, the Company was obligated to file, by September 5, 2011, a registration statement with the Securities and Exchange Commission to register the resale by the investor of the shares of common stock issued or issuable under the Investment Agreement.  The Company was required to initially register 10,000,000 shares of common stock, and to use all commercially reasonable efforts to have the registration statement declared effective within 90 days after the filing. In connection with the Investment Agreement, the Company issued 166,666 shares of its Common Stock as a document preparation fee. As of the date of the filing of this report on Form 10-Q, the Company has not filed the registration statement.

On June 1, 2011, the Company received from an investor net proceeds of $25 in consideration for the purchase of shares of the Company’s Common Stock. In connection therewith, in June 2011, the Company issued to the investor 166,667 shares of the Company’s Common Stock.

During the nine months ended September 30, 2011, warrants with an exercise price of $0.01 were exercised for 125,000 of the Company’s shares of Common Stock.

NOTE 6 -	Short Term Loans

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

SPO MEDICAL INC AND ITS SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands (except share data))

NOTE 7 -	Long term loans

On August 11, 2011, the Company received $75 from an existing investor on account for a loan, the terms of which were then under negotiation. In November 2011, the Company and the investor (the “Investor”) finalized the terms of the loan and entered into definitive agreements pursuant to which the Investor advanced an additional $100 to the Company. The loan, in the principal amount of $175, is evidenced by a promissory note (the “Note”), which is scheduled to mature on October 30, 2013 and bears interest at the rate of 10% per annum. Interest is payable at the end of each of January, April, July and October.

The Note is convertible into shares of the Company’s Common Stock at the holder’s option at any time at a conversion price of $0.15 per share.

Under the terms of the Note, the occurrence of any of the following constitute events of default (each an “Event of Default”): (i) the Company’s failure to pay the principal on the maturity date, (ii) any material representation or warranty that the Company makes in the Note, statement or certificate furnished in connection therewith shall be false or misleading in any material respect, (iii) the Company’s breach of any material covenant or other term or condition of the Note in any material respect and such breach continues for 5 business days after notice thereof from the holder, (iv) the assignment by the Company for the benefit of creditors or application for or consent to the appointment of a receiver or trustee, or such receiver or trustee shall otherwise be appointed, (v) the entry of a monetary judgment or similar process in excess of $100, if such judgment remains unvacated for 30 days and (vi)  the Company’s insolvency or liquidation or a bankruptcy event.

The Company issued to the Investor warrants exercisable through October 30, 2015 to purchase in the aggregate an additional 583,334 shares of the Company’s Common Stock at per share exercise price of $0.15.

NOTE 8 -	Subsequent Events

See Note 7.

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

Following our entry into the license agreement, our focus moved away from medical products.  In addition to our entry into the sports and wellness markets, we are evaluating to develop and license our technology to third parties for integration with products in the recreational, military and baby wellness monitoring fields.

We have generated significant operating losses since inception and we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

We need to raise additional funds on an immediate basis in order to realize our business plan as well as pay outstanding loans in the approximate amount of $1.1 million, of which $297,000 are currently due and payable, and to maintain operations. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning July 2008, we have significantly curtailed our non-essential product design and development, and ceased all marketing activities and product manufacturing. We have terminated certain product development plans. During 2008 we deferred part of management and employee salaries and benefits. In January 2010, we restructured our operations in an attempt to focus primarily on our core technology for non-medical market operations. The restructuring included entering into a licensing agreement for our then existing medical PulseOx product line, which resulted in the cessation of the Company’s production, selling and marketing activities. As of November 21, 2011, we had three employees working on a full-time basis. In addition, all research and development activities are performed on a sub-contracted basis. If we are unable to raise capital on an immediate basis, it may be necessary for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel and/or cease operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

COMPARISON OF THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2010

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

REVENUES. No revenues were recorded for the nine and three months ended September 30, 2011 compared to revenues of $159,000 and $46,000, respectively, recorded during the corresponding periods in 2010. The revenues during the 2010 period were generated from research and development services that we provided.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net, consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for employees, contract design and testing services, supplies used and consulting fees paid to third parties. Research and development expenses, net, for the nine and three months ended September 30, 2011 were $74,000 and $20,000, respectively, compared to $158,000 and $60,000 for the corresponding periods in 2010. The decrease in research and development expenses, net, during the nine and three months ended September 30, 2011 as compared to the corresponding periods in 2010 is primarily attributable to the transfer, commencing February 2011, of all research and development activities to subcontractors, resulting in the cessation of all internal research and development activities.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to consultants for the provision of public relations, promotion and marketing services geared to the recreational sports and wellness market. Selling and marketing expenses for nine and three months ended September 30, 2011 were $965,000 and $198,000, respectively, of which $960,000 and $195,000 are stock based non cash expenses, compared to $470,000 for each of the corresponding periods in 2010. The increase in selling and marketing expenses during the nine and three months ended September 30, 2011 as compared to the corresponding periods in 2010 is primarily attributable to the non-cash expense recorded with respect to warrants previously issued to consultants in connection with our marketing efforts in the sports and wellness market.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the nine and three months ended September 30, 2011 were $501,000 and $153,000, respectively, as compared to $479,000 and $128,000 for the corresponding periods in 2010. The slight increase in general and administrative expenses during each of the nine and three months ended September 30, 2011 as compared to the corresponding periods in 2010 is primarily attributable to the settlement we reached with our former employees during 2010 pursuant to which we recorded for the three and nine months ended September 30, 2010 non-recurring income in the amount of $18,000 and $60,000, respectively, which offset (and accordingly reduced) the expenses for such periods.

IMPAIRMENT OF PROPERTY AND EQUIPMENT, NET.  In February 2011, we transferred research and development activity to subcontractors and therefore ceased all internal research and development activities which resulted in a impairment to property and equipment in the amount of $96,000.

FINANCIAL EXPENSES (INCOME), NET Financial expenses, net, for the nine months ended September 30, 2011 and 2010 were $32,000 and $552,000, respectively. For the three months ended September 30, 2011 and 2010 we recorded income of $(177,000)  and expenses of $432,000, respectively. The principal components of the financial expenses, net during the three months ended September 30, 2011 and 2010 were: (i) non-cash income we recorded in the amount of  $(160,000) for the three months ended September 30, 2011,in connection with the reevaluation of previously issued warrants, compared to $302,000 in expenses for the corresponding period in 2010, (ii) interest in respect of debt instruments issued by us between April 2005 and August 2011 in the amount of $24,000 for the three months ended September 30, 2011, compared to $16,000 for the corresponding period in 2010, (iii) non-cash amortization of deferred interest expenses related to convertible notes issued in May 2011 in the amount of $21,000 for the three months ended September 30, 2011 compared to non-cash amortization expenses in the amount of $40,000 during the three months ended September 30, 2010 and (v) income recorded in the amount of $(62,000) for the three months ended September 30, 2011 resulting from exchange rate fluctuation and other compared to $74,000 in expenses for the corresponding period in 2010

NET LOSS. Net loss for the nine and three months ended September 30, 2011 were $1,668,000 and $194,000, respectively, as compared to $1,625,000 and $1,079,000 for the corresponding periods in 2010. The significant decrease in net loss for the three months ended September 30, 2011 compared to corresponding period in 2010 is primarily attributable to the decrease in sales and marketing related expenses recorded during the nine and three months ended September 30, 2011 which consisted of non-cash stock based expenses incurred in connection with our increased marketing efforts in the sports and wellness market, the consequent reduction in research and development expenses resulting from the outsourcing, beginning in February 2011, of all our internal research and development activities and non-cash income recorded during 2011 compared to financial expenses recorded during the corresponding periods in 2010 as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $1.1 million and to realize our restructured business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in July 2008 we significantly curtailed our non-essential product design and development, marketing activities and reorganized our product manufacturing and delivery system to “just-in-time” arrangements. We have terminated certain product development plans. During 2008 till March 2011, we deferred part of management and employee salaries and benefits. As of November 21, 2011, we had three employees working on a full-time basis. As noted above, in our restructured operations, we intend to pursue joint ventures, OEM type arrangement, research and or sub contractor agreements relating to our oximetry technology with respect to the recreational, military and baby wellness monitoring fields. If we are unable to raise capital through a financial raise or joint-venture type of agreement on an immediate basis, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel, or ceasing operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.  Any additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations.

As of September 30, 2011, we had no cash and cash equivalents available to us.

We generated negative cash flow from operating activities of approximately $215,000 and $60,000 during the nine and three months ended September, 30 2011 compared to $692,000 and $385,000 for the nine and three months ended September30, 2010 period. We had cash provided by financing activities to finance the operating activities.

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

In March 2008, we offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes, to the exercise price of the April 2005 Warrants, thereby exercising these warrants, and to convert into Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders who accepted this offer were issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants were exercisable over three years from the date of issuance at an exercise price of $0.60 and have since expired. As of December 31, 2009, the holders of approximately $439,000 in principal amount have agreed to apply the principal amount owed to them to the exercise price of the April 2005 Warrants. Accordingly, approximately $520,000 in amounts owed under the 2005 Notes have been converted into equity and, accordingly, an aggregate of 866,528 shares of our Common Stock have been issued upon exercise of the April 2005 Warrants and conversion of the interest owing on the April 2005 Notes. Under the terms of the offer, new warrants for 216,636 share of our Common stock have been issued to these April 2005 Note holders, exercisable over three years from the date of issuance. We have been informed by the holders of $300,000 in principal amount of their election to not accept our offer, of which $250,000 of principal and the accrued interest thereon has been repaid as of December 31, 2009. On March 15, 2010, we agreed with the holder of an April 2005 Note in the principal amount of $50,000 to extend the Note’s maturity date to September 15, 2010 and, in consideration thereof, we agreed to pay the holder total amount of $45,000, which was paid in full. On February 5, 2009, we agreed with one of the Note holders to repay $25,000 in principal over a number of payments during 2009 and to convert accrued interest to 26,500 shares of common stock.    On May 31, 2010, we issued to two note holders of the principal amount of $200,000 warrants to purchase up to 600,000 shares of our Common Stock in consideration of such investors' extension to December 31, 2011 of the maturity date of April 2005 Notes held by them and the cancellation of previously issued warrants to purchase up to an aggregate of 333,333 shares of our Common Stock. The warrants are exercisable through December 31, 2013 at a per share exercise price of $0.15. On July 27, 2010, we issued to two holders of the April 2005 Notes a total of 1,370,000 restricted shares of our Common Stock in satisfaction of a note held by one of the accredited investors in the approximate amount of $202,000 and warrants, exercisable through November 15, 2010 to purchase up to 700,000 shares of our Common Stock, at a per share exercise price of $0.15; on November 15, 2010, warrants for 666,667 shares were exercised for cash proceeds to us of $100,000. As of September 30, 2011, the outstanding April 2005 Notes principal and accrued interest in the aggregate amount of $624,000.

In July 2006, the Company commenced a private placement of units of its securities the “Loan Notes”, with each unit comprised of (i) the Company’s 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which the Company raised $550,000. Under the terms of the offering, the principal and accrued interest was due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25,000 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. The warrants have expired. During 2007, the Company offered to the holders of the notes to convert the principal and accrued interest into shares of the Company’s Common Stock at a per share conversion price of $0.90. The holders of $238,000 of the principal amount agreed to convert the principal and accrued interest thereon into shares of the Company’s Common Stock. In 2007, the Company repaid to one note holder the principal amount of $75,000 and the accrued interest thereon. On December 31, 2009 the Company and a holder of a Loan Notes in the principal amount of $150,000 agreed to extend the Note’s maturity date to December 31, 2011 in consideration of the issuance of warrants to purchase up to 50,000 shares of the of the Company’s Common Stock, at a per share exercise price of $0.01 exercisable for a period of three years. On June 30, 2010, the company issued 105,074 restricted shares of our Common Stock to a Note holder in satisfaction of $16,000 owed to such holder and the cancellation of previously issued warrants to purchase up to 7,800 shares of the Company's Common Stock. . On May 31 2011, the Company and a Note holder of the principal amount of $50,000 agreed to extend the maturity date to May 31, 2014 and all or part of the principal and interest under the Note may be converted to shares of the company at a per share conversion price of $0.30. The conversion price of the original warrants associated with the Note was updated to $0.60 and exercise date was extended until May 31, 2016.  As of September 30, 2011, approximately $166,000 in respect of the principal and accrued interest on these notes remains outstanding.

In July and September 2010, we raised net proceeds of approximately $529,000 from the private placement to accredited investors of units of our securities. Each unit offered in the private placement consisted of (i) 200,000 shares of the Company's common stock and (ii) a three-year warrant  to purchase 100,000 shares of the Company’s Common Stock at a per share exercise price of $0.25 per share. A total of 4,125,667 shares of Common Stock were issued in this private placement. In addition, Investor Warrants to purchase a total of 2,062,833 shares of Common Stock at the exercise price of $0.25 per share were issued. The private placement terminated on October 13, 2010

On December 29, 2010, we and our Chief Executive Officer entered into a loan agreement pursuant to which the Chief Executive Officer loaned  to the Company $30,000 for working capital purposes. The original maturity date of the loan was January 29, 2011. Interest accrued at a per annum rate of 8%. In January 2011, the maturity date of the loan was extended to April 30, 2011 and in August and November 2011 the $30,000 loan was repaid.

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

On May 18, 2011 the Company and an investor signed a Term Sheet regarding an Equity line of credit which was consummated via an Investment Agreement signed on July 7, 2011. According to the Investment Agreement the investor committed to purchase, subject to certain restrictions and conditions, up to $5,000,000 of the Company's common stock, par value $0.01 per share over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by the investor pursuant to the Investment Agreement. Pursuant to the terms of a Registration Rights Agreement dated as of July 5, 2011 between the Company and the investor, the Company is obligated to file, by September 5, 2011, a registration statement with the Securities and Exchange Commission to register the resale by the investor of the shares of common stock issued or issuable under the Investment Agreement.  The Company is required to initially register 10,000,000 shares of common stock. The Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective within 90 days after the filing. In connection with the Investment Agreement, the Company issued 166,666 shares of its Common Stock as a document preparation fee. As of the filing of this quarterly report on Form 10-Q, we have not filed this registration statement.

In June 2011, we received from investor net proceeds of $25,000 in consideration for the purchase of shares of our Common Stock. In connection therewith, in June 2011, the Company issued to the investor 166,667 shares of the Company’s Common Stock.

On August 11, 2011, we received $75,000 from an existing investor on account for a loan ,the terms of which were then under negotiation. In November 2011, we and the investor entered an agreement pursuant to which the investor advanced an additional $100,000. The loan is scheduled to mature on October 30, 2013 and bears interest at the rate of 10% per annum. Principal and accrued interest are convertible into shares of our common stock at the option of the holder at the conversion price of $0.15 per share. We issued to the investor warrants, exercisable through October 30, 2015, to purchase, in the aggregate, up to 583,334 shares of our common stock at a per share exercise price of $0.15.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended September 30, 2011, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We first disclosed in the quarterly report on Form 10-Q for the three months ended March 31, 2008, that we had not repaid principal and accrued interest that became due during the quarterly period covered by such report. We disclosed in subsequent quarterly reports on Form 10-Q additional amounts that became due in ensuing quarterly periods and the results of our efforts to resolve these matters. As of November 21, 2011, there continues to remain outstanding, in the aggregate approximately $297,000 of such principal and accrued interest. We continue to hold discussions with certain of the holders of the outstanding debt in an attempt to resolve this matter; no assurance can be provided that we will be successful in concluding any mutually acceptable resolution of this matter.

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

DATE: November 21, 2011	/s/ Michael Braunold
Michael Braunold
Chief Executive Officer (Principal Executive
Officer and Principal
Financial and Accounting Officer) and Director