Form 10-K
period 2011-12-31
SPO Medical Inc
filed 2012-04-05
CIK 716778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 MARK ONE:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIESEXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  0-11772

SPO MEDICAL INC.

(Name of registrant as specified in its chapter)

Delaware	11-3223672
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

3, Gavish Street, POB 2454, Kfar Saba, Israel

(Address of Principal Executive Offices)

9-966-2520

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "accelerated filer”, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No ☒

The registrant had 41,779,650 shares of common stock outstanding as of April 5, 2012.  The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such common stock on the over the counter Bulletin Board on June 30, 2011, was approximately $4.7 million.

SPO MEDICAL INC.

2011 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1. BUSINESS

Overview

SPO Medical Inc. (“we” or the “Company”) is engaged in the design, development and marketing of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood, which is known as Reflectance Pulse Oximetry (RPO). Using RPO, a sensor can be positioned on various body parts, hence minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhance wireless, stand-alone configurations facilitating expanded commercial possibilities. As of March 2012, we hold 12 patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our technologies. As further discussed below, our technologies are currently applied to products that are designed for use by in the homecare, professional medical care, sports, safety and search and rescue markets.

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

 Following the license agreement, we are primarily engaged in developing and licensing our technology to third parties for integration with products in the recreational, baby wellness and sports monitoring fields. We have ceased all operating activities formerly conducted with respect to the manufacture and marketing of our PulseOx medical product line to the medical market and we intend to pursue joint ventures, OEM type arrangements, research and or subcontracting agreements relating to our oximetry technology with respect to the recreational, baby wellness and sports monitoring fields.

We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $1,246,000 and to realize our restructured business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. As of April 5, 2012, we had two employees working on a full-time basis. We intend to pursue joint ventures, OEM type arrangements, research and or sub contractor agreements relating to our oximetry technology with respect to the recreational, baby wellness and sports monitoring fields. If we are unable to generate cash flow through a joint-venture or similar type of agreement or raise capital, it may be necessary for us to cease operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We intend to continue to leverage our core technologies to develop new, innovative product applications for the recreational, baby wellness and sports monitoring markets. In furtherance of this goal, we intend to pursue joint ventures, OEM type arrangements, and research and or sub contractor agreements relating to our oximetry technology with respect to these fields.

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

Under the agreement, the Licensee (and its affiliates) have undertaken to pay to SPO LTD royalties derived from Special Products as follows (collectively, the “Royalties”):

(i)	With respect to 2011, 50% of net revenues in excess of $600,000 per calendar quarter; and
(ii)	From 2012 through the end of the lease term, 6% of gross revenues.

As of Dec 31 2011, no royalty revenues payments were generated for SPO LTD by the Licensee.

With respect to Bundled Technology, from 2010 through the end of the term, under the Agreement the Licensee (and its affiliates) are to pay 3% of gross revenues, payable on a quarterly basis, so long as Special Products do not comprise more than 50% of Bundled Technology. If the Special Products constitute more than 50% of the Bundled Technology, the per annum royalty rate shall be at the rate of 6%. Royalties are payable within the later to occur of (i) the 30th day following receipt of revenues proceeds or (ii) 30th day following the end of the period for which royalties are payable.

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

Wellness Bracelet — an easy-to-use bracelet that can be worn to continually measure number of activities and calories burned by an individual performs on a daily basis; this potential product offering could be marketed to the large obesity market for adult and children alike. In December 2011, we signed an exclusive agreement with a large private time-piece manufacture to manufacture and sell the Company’s innovative wellness bracelet to department stores, mid-tier mass-market and food & drug stores throughout North America. The agreement specifies that the manufacturer will finance all costs associated with bringing the wellness bracelet to the marketplace. We and the manufacturer have agreed to divide the profit margin from the sale of the wellness bracelet net of all costs associated with manufacturing the wellness. The term of the agreement continues through December 2013. All intellectual property rights are retained by us.

  Our research and development activities as well as product design activities are primarily conducted on an outsourcing basis by our subsidiary SPO Ltd. located in Israel.

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

Marketing and Sales Organization.

Following the restructuring of our business operations in 2010, we are primarily engaged in managing research and development and design activities on an outsourcing basis as well as business development activities with potential client corporations for commercialization and distribution of our oximetry technology.  We intend to pursue joint ventures, OEM type arrangement, research and or sub contractor agreements relating to our oximetry technology with respect to the recreational, baby wellness and sports monitoring fields. We anticipate that our prospective partners, if any, will take responsibility for manufacturing and sales/marketing of their products that incorporate the oximetry technology component from us.

Patents and Proprietary Information

We currently rely on a combination of patent, trade secret, copyright and trademark law, as well as non-disclosure agreements and invention assignment agreements, to protect proprietary information. However, such methods may not afford complete protection and there can be no assurance that other competitors will not independently develop such processes, concepts, ideas and documentation. As of April 2012, we hold twelve patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our unique sensors for radiance based diagnostics using pulse oximetry. Although we believe that our existing issued patents provide a competitive advantage, there can be no assurance that the scope of our patent protection is or will be adequate to protect our technologies or that the validity of any patent issued will be upheld in the future.

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

Employees

As of April 5, 2012, we had two employees working on a full time basis. None of these employees are subject to collective bargaining agreements.

Competition

 We believe that most of the companies that possess oximetry technology are currently offering solutions exclusively in the medical or related market applications. We are not aware of specific entities that have a similar strategy as implemented by the Company to target sports, baby monitoring and general wellness markets with their oximetry technology or resultant product offerings. We further believe that the reflective oximetry nature of the Company’s technology is a limiting factor for other entities to operate in non-medical or related market applications.

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

Governmental Regulations

The manufacture and sale of the PulseOx products by the Licensee are subject to extensive regulation by numerous governmental authorities, principally by the FDA and corresponding foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder. The PulseOx 5500TM, PulseOx 60000TM, PulseOx 6100TM and PulseOx 7500TM are sold in the United States and are subject to the FDA's standards and procedures for the manufacture of medical devices and our facilities are subject to inspection by the FDA for compliance with such standards and procedures.

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

RISKS RELATED TO OUR BUSINESS

WE NEED ADDITIONAL FINANCING ON AN ACUTE BASIS AND FAILURE TO OBTAIN ADEQUATE FINANCING COULD LEAD TO THE FINANCIAL AND OPERATING FAILURE OF OUR COMPANY.

We believe that our existing cash resources are insufficient to enable us to maintain operations as presently conducted and meet our obligations as they come due, as well pay outstanding loans which are currently due and payable. We will not be able to maintain operations as presently conducted beyond June 30, 2012 unless we raise additional funds or generate fees, whether through the issuance of our securities, licensing fees for our technology or otherwise. If we are unsuccessful in these efforts, we may consequently have to cease operations entirely.  Without adequate funding, we also may not be able to accelerate the development and deployment of our products, respond to competitive pressures and develop new or enhanced products. At the present time, we have no commitments for any financing, and there can be no assurance that capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders.   Any failure to achieve adequate funding will delay our development programs and product launches and could lead to abandonment of one or more of our development initiatives, as well as prevent us from responding to competitive pressures or take advantage of unanticipated acquisition opportunities. In addition to a number of outstanding amounts owed to suppliers and professional service providers, as at December 31, 2011 we owe approximately $1,246,000 on outstanding notes that we issued in April 2005, July 2006, December 2010, May 2011 and November 2011. We currently do not have the capital resources from which to pay these amounts.

Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations.

Even if we raise funds to address our immediate working capital requirements, we also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. In addition, the deterioration in the general economic environment that began in 2008 and continued into 2011 further complicates our capital raising efforts.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES AND NEGATIVE OPERATING CASH FLOWS IN THE FUTURE.

Our accumulated deficit was approximately $20.1 million as at December 31, 2011. We expect our operating losses to continue as we continue to expend resources to further develop and enhance our technology offering, to complete prototyping for  proof-of-concept, obtain regulatory clearances or approvals as required, expand our business development activities and finance capabilities and conduct further research and development We also expect to experience negative cash flow in the short-term until licensing revenues become available through the implementation of the Company’s technology via client corporations for commercialization and distribution of products that include our technology.

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

As of April 2012, we have been issued twelve United States patents. One or more of the patents for our existing or future products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

There has been very limited trading activity in our Common Stock. There can be no assurance that a more active or established trading market will commence in our securities. Further, in the event that an established trading market commences, there can be no assurance as to the level of any market price of our shares of common stock, whether any trading market will provide liquidity to investors, or whether any trading market will be sustained. Investors should be aware that our stock may be illiquid.

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK

As of April 5, 2012, we had 100 million authorized shares of Common Stock, of which 41,779,650 shares of our Common Stock were issued and outstanding as of such date. An additional 21,326,124 shares have been reserved for issuance upon exercise or conversion of outstanding options, warrants and convertible securities. Many of the those options, warrants and convertible securities contain provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event or the exercise or conversion of any of the options, warrants or convertible securities described above would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

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

OUR STOCK PRICE MAY BE VOLATILE.

There is a very limited market for our stock. The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

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

RISKS RELATED TO OPERATIONS IN ISRAEL

WE DEPEND ON A SINGLE RESEARCH AND DEVLOPMENT FACILITY IN ISRAEL AND ARE SUSCEPTIBLE TO ANY EVENT THAT WOULD ADVERSELY AFFECT ITS CONDITION

Most of our outsourced research and development facilities are located in the State of Israel. Fire, natural disaster or any other cause of material disruption in our operation in this location could have a material adverse effect on our business, financial condition and operating results. As discussed above, to remain competitive in the network communications industry, we must respond quickly to technological developments. Damage to our facility in Israel could cause serious delays in the development of new products and services and, therefore, could adversely affect our business. In addition, the particular risks relating to our location in Israel are described below.

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

DETERIORATION OF POLITICAL, ECONOMIC AND SECURITY CONDITIONS IN ISRAEL MAY ADVERSELY AFFECT OUR OPERATIONS.

Any major hostilities involving Israel, a substantial decline in the prevailing regional security situation or the interruption or curtailment of trade between Israel and its present trading partners could have a material adverse effect on our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Beginning in September 2000, the overall relationship and security situation between Israel and the Palestinians deteriorated significantly and continues to be marked by ongoing violence, also varying in its degree of severity. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party; and during the winter of 2008-2009, Israel was engaged in an armed conflict with Hamas, a militia group and political party operating in the Gaza Strip. These conflicts involved missile strikes against civilian targets in various parts of. To date, these matters have not had any material effect on our business and results of operations, but there can be no assurance that they will not do so in the future.

In addition, civil unrest, often accompanied by violence, has spread throughout the region. Protestors have demanded economic and political reforms, and to date, there have been several regime changes in other countries. Civil unrest could continue to spread throughout the region or grow in intensity, leading to regime changes resulting in governments that are hostile to the US, civil wars, or regional conflict.  There have also been rising international tensions over Iran, which was censured by the United Nations over suspicions that it is trying to develop nuclear weapons. Certain countries have considered actions ranging from economic sanctions to pre-emptive strikes on suspected nuclear sites, and Iranian officials have threatened retaliation by, among other actions, closing the Strait of Hormuz, through which a significant portion of the global crude oil supply is transported.

Prolonged and/or widespread regional conflict in the Middle East could have the following results, among others:

•	Capital market reassessment of risk and subsequent redeployment of capital to more stable areas making it more difficult for us to obtain financing for potential development projects;

•	security concerns in Israel, making it more difficult for our personnel or supplies to enter or exit the country;

•	security concerns leading to evacuation of our personnel;

•	inability of our service and equipment providers to deliver items necessary for us to conduct our operations in, resulting in delays; and

Loss of property and/or interruption of our business plans resulting from hostile acts could have a significant negative impact on our earnings and cash flow. In addition, we may not have enough insurance to cover any loss of property or other claims resulting from these risks.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

 We do not own any real property.

We lease approximately 250 square feet in Kfar Saba, Israel which are the administrative offices for our subsidiary SPO Ltd. We paid $2,520 for the use of the office space for each of the fiscal years 2011 and 2010.

In addition through February 2011, we leased approximately 1615 square feet in Kiryat Malachi, Israel which was used by SPO Ltd. for the research and development activities. We paid $6,400 for the use of the office space for January and February of 2011.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the OTC Bulletin Board under the symbol “SPOM”. Prior to such date, our Common Stock was quoted on the Pink Sheets LLC's Electronic Inter-dealer Quotation and Trading System under ticker symbol "SPOM". Trading of our Common Stock has been sporadic and limited. There can be no assurance that an established trading market will develop, that the current market will be maintained or that a liquid market for our Common Stock will be available in the future. Investors should not rely on historical stock price performance as an indication of future price performance.

The following table shows the quarterly high and low bid prices for our Common Stock over the last two completed fiscal years. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions.

	LOW	HIGH
Year Ended December 31, 2011
First Quarter	$0.05	$0.15
Second Quarter	$0.01	$0.18
Third Quarter	$0.01	$0.16
Fourth Quarter	$0.01	$0.08

Year Ended December 31, 2010
First Quarter	$0.03	$0.32
Second Quarter	$0.20	$0.35
Third Quarter	$0.11	$0.35
Fourth Quarter	$0.09	$0.25

As of April 5, 2012, there were approximately 163 holders of record of our Common Stock. We believe that a number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the exact number of beneficial owners of our stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

We sold no securities during the three months ended December 31, 2011:

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

OVERVIEW

SPO Medical Inc. (“we” or the “Company” or “SPO”) is engaged in the design and development of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood, which is known as Reflectance Pulse Oximetry (RPO). RPO functions using an ASIC (application specific integrated circuit), which is equivalent to a “customized” semi-conductor. Using this technology, a sensor can be positioned on various body parts, minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhance wireless, stand-alone configurations facilitating expanded commercial possibilities. As of April 2012, we hold 12 patents issued by the United States Patent and Trademark Office ("USPTO") and European Patent Authorities covering various aspects of our technologies.

We are currently focused on exploiting the sports, baby monitoring and wellness markets by developing cutting edge products based on our proprietary technology. These are multibillion dollar markets which we intend to penetrate with our disruptive technologies. Our current wellness products under development include an innovative bracelet, a baby monitoring unit and a sports watch.

 The SPO sports watch has been designed to measure continuous hear-rate wirelessly, without the need to wear a conventional chest strap.  This is a major and unique practical advantage over current products that we believe exist in the general leisure and wellness market.  As importantly, the watch will be able to read the heart rate without the sports enthusiast ceasing his physical activity. This will be made possible through the use of SPO’s patented reflectance technology. Subject to raising significant additional funds, of which no assurance can be provided, we anticipate that the product should become commercially available during 2013.

In addition to the sports watch, we are in the final stages of developing an innovative wellness bracelet that measures the number of activities and calories burned by an individual performs on a given day.  The bracelet, designed for both children and adults, features a display function to continuously measure the number of daily activities against preset recommended goals. SPO has designed and patented the functionality of the bracelet to be an affordable, simple-to-use, fashion accessory to encourage users to increase their mobility and overall wellness and to wear it with pride. We anticipate that the product should become commercially available during the latter part of 2012. In December 2011, we signed an exclusive agreement with a large private time-piece manufacture to manufacture and sell the Company’s innovative wellness bracelet to department stores, mid-tier mass-market and food & drug stores throughout North America. The agreement specifies that the manufacturer will finance all costs associated with bringing the wellness bracelet to the marketplace. We and the manufacturer have agreed to divide the profit margin from the sale of the wellness bracelet net of all costs associated with manufacturing the wellness.

In addition, we are developing an innovative home-baby monitoring device for continuous measurement of wellness information to the parent or caregiver, while the baby is sleeping. This parental reassurance tool gives the company a technological competitive edge in providing an innovative, high performance solution for a market application that is applicable to most family homes. Subject to raising significant additional funds, of which no assurance can be provided, we believe that the product could become commercially available during late 2013.

Although we currently focus on the sports, baby monitoring and wellness market, we have a legacy business that has been dedicated to the health care and medical products industry. In January 2010, our wholly owned subsidiary SPO Ltd. entered into an Alliance and License Agreement, dated as of December 1, 2009, with an entity owned and controlled by our Chief Technical Officer (the “Licensee”). Under the terms of the license agreement, the PulseOx medical product line is being marketed by the Licensee in the medical field.

We have generated significant operating losses since inception and we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

We need to raise additional funds on an immediate basis in order to realize our business plan as well as pay outstanding loans in the approximate amount of $1,246,000, of which $1,170,000 were currently due and payable at December 31, 2011, and to maintain operations. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning July 2008, we have significantly curtailed our non-essential product design and development, and ceased all marketing activities and product manufacturing. We have terminated certain product development plans. In January 2010, we restructured our operations in an attempt to focus primarily on our core technology for non-medical market operations. The restructuring included entering into a licensing agreement for our then existing medical PulseOx product line, which resulted in the cessation of the Company’s production, selling and marketing activities. As of April 5, 2012, we had two employees working on a full-time basis. In addition, all research and development activities are performed on a sub-contracted basis. If we are unable to raise capital on an immediate basis, it may be necessary for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel and/or cease operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

REVENUE RECOGNITION

We generate revenues principally from the provision of subcontracted research and development services. Revenues generated from subcontracted research and development services are recognized when such services are performed.

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2011 (the “2011 Period”) AND THE YEAR ENDED DECEMBER 31, 2010 (the “2010 Period”)

As noted above, in January 2010, we restructured our operations to focus primarily on licensing our core technology for non-medical market application. The restructuring included entering into a licensing agreement (the “License”) for our then-existing medical PulseOx product line. Under the terms of the License, the licensee was granted a non-transferable, royalty bearing license, to distribute the PulseOx product line and derivatives thereof, for specifically defined medical uses. Following the License, we ceased our previous operations associated with the distribution of the PulseOx line in the medical field. Following the License, we are primarily engaged in developing and licensing our technology to third parties for integration with products in the recreational, baby wellness and sports monitoring fields.

REVENUES. Revenues for the 2011 Period were $20,000 as compared to $192,000 in the 2010 Period, all of which derived from the provision of research and development services. The decrease in revenues during the 2011 Period as compared to the 2010 Period is primarily attributable to the cessation by us in February 2011 of all internal research and development activities for third parties.

COSTS OF REVENUES. Costs of revenues include all costs related to services provided. Costs of revenues for the 2011 Period were $10,000 compared to $151,000 for the 2010 Period. The decrease in cost of revenues is primarily attributable to the cessation by us in February 2011 of all internal research and development activities for third parties, which was the source of our revenues.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net consist primarily of expenses incurred in the design, development and testing of our products net of government grants and participation by others. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses, net, for the 2011 Period were $57,000 compared to $302,000, for the 2010 Period. The decrease in research and development expenses, net in the 2011 Period as compared to the 2010 Period was primarily attributable to the decrease in the number of employees and other personnel resulting from the cessation by us in 2011 of all internal research and development activities. Research and development expenses, net, in the 2010 Period are net of grant awards received from the Office of the Chief Scientist of the Government of Israel (“OCS”) in the amount of $69,000, which amounts we recognized and offset against expenses in the 2010 Period.

.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to consultants for the provision of public relations, promotion and marketing services geared to the recreational sports and wellness markets. Selling and marketing expenses for 2011 Period were $1,142,000, of which $1,055,000 are stock based non cash expenses, as compared to $975,000 for the 2010 Period, of which $721,000 are stock based non cash expenses, which were generated during the 2010 period. The increase in selling and marketing expenses in the 2011 Period as compared to the 2010 Period was primarily attributable to increased business development activities relating to the preparation to enter into the sports and wellness markets.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the 2011 Period were $606,000 as compared to $703,000 for the 2010 Period. Administrative expenses decreased due to reduction of professional fees and other general expenses.

IMPAIRMENT OF PROPERTY AND EQUIPMENT, NET.  In February 2011, we transferred research and development activity to subcontractors and therefore ceased all internal research and development activities which resulted in a impairment to property and equipment in the amount of $96,000.

RESTRUCTURING EXPENSES AND RESTRUCTURING OF DEBT (INCOME). In January 2010, we agreed with our corporate counsel to restructure the monthly retainer amounts paid to them as remuneration for legal services. We recorded other income in the amount of $64,000 regarding these understandings.

In January 2010, we completed a restructuring plan in an attempt to focus primarily on licensing our core technology for non-medical market applications. The restructuring plan included a reduction of our corporate and manufacturing workforce and entering into an alliance and license agreement as discussed; starting that date, we started operating primarily as a development and licensing entity. In February 2011 we further reduced our research and development capabilities and since that date we operating primarily as and licensing entity with subcontracted research and development services.

FINANCIAL INCOME (EXPENSE), NET. Financial income net for the 2011 period was $188,000. Financial expense net, for the 2010 Period was $(299,000). The principal expenses comprising the financial expenses, net, were: (i) non cash amortization of warrants granted to lenders in consideration of the extension of the maturity date of loans and the issuance of shares and warrants to financial service providers $(12,000) and $(172,000) respectively, (ii) Non-cash financial income (expenses) related to evaluation of warrants to issue shares in the amount of $200,000 and $(16,000) respectively (iii) interest in respect of debt instruments and amortization of deferred interest - $(123,000) and $(19,000) respectively and (vi) exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Shekel (“NIS”) on liabilities denominated in NIS held by the subsidiary- $126,000 and $(92,000) respectively. (v) other financial expenses of $(3,000) in 2011.

NET INCOME FROM DISCONTINUED OPERATIONS. Following the entry into the License, we ceased all previous operations associated with the distribution of the PulseOx line in the medical field. During the 2011 period we did not record any net income from discontinued operations.

NET LOSS. For the 2011 Period and 2010 Period, we had a net loss of $1,607,000 and $2,174,000, respectively. The decrease in net loss for the 2011 Period compared to the 2010 Period is primarily attributable to (i) reduced research and development expenses in the approximate amount of $248,000 and (ii) income recorded during the 2011 Period in the amount of $200,000 which is primarily attributable to non-cash financial income related to evaluation of warrants to issue shares.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $1,246,000 and to realize our restructured business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in July 2008 we significantly curtailed our non-essential product design and development, marketing activities and reorganized our product manufacturing and delivery system to “just-in-time” arrangements. We have terminated certain product development plans. During 2008 until the end of 2010, we deferred part of management and employee salaries and benefits. As of April 5, 2012, we had two employees working on a full-time basis. As noted above, in our restructured operations, we are pursuing joint ventures, OEM type arrangement, research and or sub contractor agreements relating to our oximetry technology with respect to the recreational, baby wellness and sports monitoring fields. If we are unable to raise capital through a financial raise or joint-venture type of agreement on an immediate basis, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel, or ceasing operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern. Any additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations.

As at December 31, 2011, we had approximately $37,000 cash and cash equivalents available to us, compared to no cash and cash equivalents as at December 31, 2010.

We generated negative cash flow from operating activities of approximately $362,000 during the 2011 Period compared to negative cash flow of $993,000 for the 2010 Period. The decrease in negative cash flows is primarily attributable to our restructuring process which we initiated in January 2010 to focus primarily on licensing our core technology for non-medical market applications.

 In December 2005 we completed the private placement to certain accredited investors that commenced in April 2005 for the issuance of up to $150,000 of units of its securities, with each unit comprised of (i) the Company’s 18 month 6% promissory note (collectively, the "April 2005 Notes") and (ii) three year warrants to purchase up to such number of shares of the Company’s Common Stock as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85 (collectively the "April 2005 Warrants"). The Company and the holders of $150,000 in principal amount of the April 2005 Notes subsequently agreed to (a) extend the maturity term of the April 2005 Notes through March 26, 2008, (b) extend the exercise period of the April 2005 Warrants from three to five years with an expiration date of September 26, 2010 and adjust the per share exercise price thereof to $0.60 and (c) increase the interest rate on the amounts outstanding under the April 2005 Notes to 8% per annum, effective July 12, 2006.. All of the extended notes matured on March 26, 2008 and all warrants granted have since expired. On December 31, 2009, we and a holder of $30,000 agreed to extend the note’s maturity date (originally matured March 2007) to December 31, 2011 in consideration of the issuance of warrants to purchase up to 50,000 shares of our common stock, exercisable through the third anniversary of issuance, at a per share exercise price of $0.01. These warrants were exercised during 2011.

In March 2008, we offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes, to the exercise price of the April 2005 Warrants, thereby exercising these warrants, and to convert into Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders who accepted this offer were issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants were exercisable over three years from the date of issuance at an exercise price of $0.60 and have since expired. As of December 31, 2009, the holders of approximately $439,000 in principal amount have agreed to apply the principal amount owed to them to the exercise price of the April 2005 Warrants. Accordingly, approximately $520,000 in amounts owed under the 2005 Notes have been converted into equity and, accordingly, an aggregate of 866,528 shares of our Common Stock have been issued upon exercise of the April 2005 Warrants and conversion of the interest owing on the April 2005 Notes. Under the terms of the offer, new warrants for 216,636 share of our Common stock have been issued to these April 2005 Note holders, exercisable over three years from the date of issuance. We have been informed by the holders of $300,000 in principal amount of their election to not accept our offer, of which $250,000 of principal and the accrued interest thereon has been repaid as of December 31, 2009. On March 15, 2010, we agreed with the holder of an April 2005 Note in the principal amount of $50,000 to extend the Note’s maturity date to September 15, 2010 and, in consideration thereof, we agreed to pay the holder total amount of $45,000, which was paid in full. On March 15, 2010, we agreed with a holder of an April 2005 Note in the principal amount of $50 to extend the note’s maturity date to September 15, 2010 and, in consideration thereof, we agreed to pay the holder total amount of $45,000, which was paid in full.   On May 31, 2010, we issued to two note holders of the April 2005 Note in principal amount of $239,000 warrants to purchase up to 600,000 shares of our Common Stock in consideration of such investors' extension from originally March 2008 to December 31, 2011 of the maturity date of April 2005 Notes.. The warrants are exercisable through December 31, 2013 at a per share exercise price of $0.15. On July 27, 2010, we issued to two holders of the April 2005 Notes a total of 1,370,000 restricted shares of our Common Stock in satisfaction of a note held by one of the accredited investors in the approximate amount of $202,000 and warrants, exercisable through November 15, 2010 to purchase up to 700,000 shares of tour Common Stock, at a per share exercise price of $0.15; on November 15, 2010, warrants for 666,667 shares were exercised for cash proceeds to us of $100,000 As of December 31, 2011, the outstanding April 2005 Notes principal and accrued interest in the aggregate amount of $624,000.

In July 2006, the Company commenced a private placement of units of its securities the “Loan Notes”, with each unit comprised of (i) the Company’s 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which the Company raised $550,000Under the terms of the offering, the principal and accrued interest was due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25,000 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any offering price at an initial public offering of the Company's Common Stock during the warrant exercise period.. On December 31, 2009 the Company and a holder of a Loan Notes in the principal amount of $150,000 agreed to extend the note’s maturity date to December 31, 2011 in consideration of the issuance of warrants to purchase up to 50,000 shares of the of the Company’s Common Stock, at a per share exercise price of $0.01 exercisable for a period of three years. On June 30, 2010, the company issued 105,074 restricted shares of our Common Stock to a note holder in satisfaction of $16,000 owed to such holder and the cancellation of previously issued warrants to purchase up to 7,800 shares of the Company's Common Stock. As of December 31, 2011, approximately $166,000 in respect of the principal and accrued interest on these notes remains outstanding.

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

On May 18, 2011 the Company and an investor signed a Term Sheet regarding an Equity line of credit which was consummated via an Investment Agreement signed on July 7, 2011. According to the Investment Agreement the investor committed to purchase, subject to certain restrictions and conditions, up to $5,000,000 of the Company's common stock, par value $0.01 per share over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by the investor pursuant to the Investment Agreement. Pursuant to the terms of a Registration Rights Agreement dated as of July 5, 2011 between the Company and the investor, the Company is obligated to file, by September 5, 2011, a registration statement with the Securities and Exchange Commission to register the resale by the investor of the shares of common stock issued or issuable under the Investment Agreement.  The Company is required to initially register 10,000,000 shares of common stock. The Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective within 90 days after the filing. In connection with the Investment Agreement, the Company issued 166,666 shares of its Common Stock as a document preparation fee. As of April 5, 2012 we have not filed this registration statement.

In June 2011, we received from investor net proceeds of $25,000 in consideration for the purchase of shares of our Common Stock. In connection therewith, in June 2011, the Company issued to the investor 166,667 shares of the Company’s Common Stock.

In August and November, 2011, we received $75,000 and $200,000 from existing investors on account for loans. The loans are scheduled to mature in August and November 2013 and bear interest at the rate of 10% per annum. Principal and accrued interest is convertible into shares of our common stock at the option of the holder at the conversion price of $0.15 per share. In January 2012 the Company issued to the investor warrants, exercisable through August and November, 2015, to purchase, in the aggregate, up to 916,668 shares of our common stock at a per share exercise price of $0.15.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is included following the "Index to Consolidated Financial Statements" contained in this Annual Report on Form 10-K.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

During the course of 2011 we affected a series of reductions in workforce that caused the number of our employees to drop from six as of December 31, 2010, to two as of December, 2011. As a result of this decline, we were unable to ensure a proper segregation of duties amongst different employees. This had an effect on our internal controls over financial reporting, primarily in the authorization, monitoring and segregation of duties.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, has, with the assistance of external financial advisor and our audit committee, conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, management employed the framework incorporated under the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on use of this framework, management believes that, as of December 31, 2011, the Company’s internal control over financing reporting is effective based on those criteria.

During the quarter ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

 None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

The individuals who serve as our executive officers and directors are:

NAME	AGE	POSITION
Michael Braunold	52	President, Chief Executive Officer and Director
Sidney Braun	52	Director (1)

(1)	Audit Committee and Compensation Committee Member.

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

Resignations

On May 15, 2011, Ms. Pauline Dorfman resigned from our board of directors in order to pursue other interest.

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

The Board of Directors has determined that at present we have no audit committee financial expert serving on the Audit Committee. Between April 2005 and May 15, 2011, Ms. Pauline Dorfman served as our "Audit Committee Financial Expert" for purposes of the SEC's rules. Ms. Dorfman resigned as of May 15, 2011.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2011, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation for the last fiscal year awarded to, earned by, or paid to our Chief Executive Officer, our sole executive officer (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
MICHAEL BRAUNOLD	2010	$189,743	(1)	—	—	$57,241	(2)	$246,984
President and Chief Executive Officer	2011	$159,000	(3)	—	—	$43,991	(4)	$202,991

(1)	Of this amount, $109,210 was paid in 2010 and $80,533 is being deferred.

(2)	Reflects payments made by us in connection with a leased automobile and related benefits ($15,581) and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($41,660 of which $19,736 is being deferred).

(3)	Of this amount, $28,297 was paid in 2011 and $130,703 is being deferred.

(4)	Reflects payments made by us in connection with a leased automobile and related benefits ($3,303) and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($40,688 of which $35,592 is being deferred).

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning unexercised options and stock that has not vested for each of our executive officers named in the Summary Compensation Table that are outstanding as of December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2011

Name	Number of Securities Underlying Unexercised Options (#)(1) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercsied Unearened Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael Braunold	250,000	—	—	$0.60	12/22/2015
	200,000	—	—	$0.13	12/05/2018

(1)	Options were issued under our 2005 Equity Incentive Plan and are fully vested.

EMPLOYMENT AGREEMENTS WITH EXECUTIVE OFFICERS

MICHAEL BRAUNOLD. On May 18, 2005, we entered into an employment agreement with Michael Braunold, pursuant to which he serves as our Chief Executive Officer and President. On such date, Mr. Braunold and SPO Ltd., entered into an employment agreement pursuant to which Mr. Braunold serves as SPO Ltd.'s Chief Executive Officer. Each of the agreements with us and SPO Ltd. continues in effect through May 18, 2010; thereafter, the agreement and is automatically renewable for successive two year terms unless we or Mr. Braunold indicate in writing, upon 90 days prior to the scheduled termination of the term that such party does not intend to renew the agreement. Mr. Braunold is currently entitled to a monthly salary of $13,250 under the agreement with SPO Ltd. However, in order to reduce operating expenses and conserve cash, since July 2008 Mr. Braunold has been deferring a part of his salary and social benefits due thereon until such time as our cash position permits payment of salary in full without interfering with our ability to pursue our plan of operations, and, as of December 31, 2011, such deferred amount totaled an aggregate of $417,891. The agreements may be terminated by Mr. Braunold for any reason on 60 days written notice or for Good Reason (as defined in the employment agreement) or by us for Just Cause (as defined in the employment agreement) or for any other reason. In the event of a termination by Mr. Braunold for Good Reason or by us for any reason other than Just Cause, we are to pay Mr. Braunold an amount equal to (i) if such termination occurs during the initial term of the agreement, the base salary then payable, if any, for the longer of (a) the period from the date of such termination to the end of the initial term as if the agreement had not been so terminated and (b) twelve months and (ii) if such termination occurs after the initial term, the base salary then payable, if any, for a period of twelve months as if the agreement had not been so terminated. Mr. Braunold is not entitled to a salary under the agreement with us was granted options in December 2005 under our 2005 Equity Incentive Plan (the “2005 Plan”) to purchase up to 250,000 shares of our Common Stock at a per share exercise price of $0.60, all of which options are currently exercisable. In December 2008, Mr. Braunold was awarded options to purchase up to 200,000 additional shares of Common Stock under the 2005 Plan, at a per share exercise price of $0.13, all of which options were exercisable upon grant.

The agreement includes certain customary intellectual property development rights, confidentiality and non-compete provisions that prohibit the executive from competing with us for one year, or soliciting our employees for one year, following the termination of his employment.

COMPENSATION OF DIRECTORS

The following table summarizes data concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2011.

	Fees Earned		Option
	or paid		Awards($)	Total
Sidney Braun	$10,000	(1)		$10,000
Pauline Dorfman (2)	$5,000	(3)		$5,000

(1)	Of this amount, $10,000 is being deferred.

(2)	Ms. Dorfman resigned on May 15, 2011.

(3)	Of this amount, $5,000 is being deferred.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the close of business on April 5, 2011, concerning shares of our common stock beneficially owned by each director and named executive officer, each other person beneficially owning more than 5% of our Common Stock and by all directors and executive officers as a group.

In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of April 15, 2012. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 41,779,650 shares of Common Stock outstanding at April 5, 2012.

	Common Stock Percentage of
Name of Beneficial Owner (1)	Beneficially Owned (2)		Common Stock

Michael Braunold	1,193,922	(3)	2.9%

Pauline Dorfman	175,000	(4)	*
Sidney Braun	175,000	(4)	*

All officers and directors as a group (3 persons)	1,543,922		3.7%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o SPO Medical, 3 Gavish Street, POB 2454, Kfar Saba, Israel 44425.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.

(3)	Includes 450,000 shares of our Common Stock that are issuable upon exercise of vested options issued under our 2005 Equity Incentive Plan (the "2005 Plan").

(4)	Represents (i) shares issuable upon exercise of currently exercisable options under the Company's 2005 Non-Employee Directors Stock Option Plan and (ii) warrants to purchase 100,000 shares of our Common Stock issued in December 2009.

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

The following table presents information as of December 31, 2011 with respect to compensation plans under which equity securities were authorized for issuance, including the 2005 Plan and the Non-Employee Directors Plan and agreements granting options or warrants outside of these plans.

	NUMBER OF SECURITIES
	TO BE ISSUED UPON	WEIGHTED- AVERAGE	NUMBER OF SECURITIES
	EXERCISE OF	EXERCISE PRICE OF	REMAINING AVAILABLE FOR
	OUTSTANDING OPTIONS,	OUTSTANDING OPTIONS,	FUTURE ISSUANCE UNDER
	WARRANTS OR RIGHTS	WARRANTS OR RIGHTS	EQUITY COMPENSATION PLANS

Equity compensation plans approved by security holders	1, 900,000	$0.39	50,000
Equity compensation plans not approved by security holders	14,265,312	$0.08
Total	16,165,312	$0.11	50,000

NON-SHAREHOLDER APPROVED PLANS

The following is a description of options and warrants granted to employees, directors, advisory directors and consultants that were outstanding as of December 31, 2011.

As of December 31, 2011, we had outstanding options and warrants to purchase an aggregate of 14,265,312 shares of our Common Stock which were granted outside of the Plans. These are comprised of the following: (i) Penny warrants issued to a former executive officer (446,383), to service providers (9,431,000), to employees (345,000) and to a former CFO (200,000), (ii) 3,742,929 warrants issued to service providers (iii) 100,000 warrants issued to Directors in lieu of fees owed to them.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., Certified Public Accountants, a member firm of Deloitte Touche Tohmatsu Limited, for the audit of our annual financial statements for the year ended December 31, 2010 and 2011.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2011	December 31, 2010
Audit Fees	$26,500	$26,500
Audit Related Fees	$—	—
Tax Fees	$3,500	$3,500
All Other Fees	$—	—
Total	$30,000	$30,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT NO.	EXHIBIT

2.1	Restated Capital Stock Exchange Agreement dated as of April 21, 2005 among the Company, SPO Ltd. and the SPO Ltd. shareholders specified therein. (1)
3.1*	Amended and Restated Certificate of Incorporation of the Company.
3.2	Bylaws of the Company (1)
3.3	Articles of Association of SPO Medical Equipment Ltd.
4.1	Form of Promissory Note issued to certain investors. (1)
4.2	Form of Warrant Instrument issued to certain investors.(1)
4.3	Form of Promissory Note issued in connection with the Subscription Agreement referred to in Item 10.1. (5)
4.4	Form of Warrant issued in connection with the Agreement referred to in Item 10.1 (5)
4.5	Form of Warrant (8)
4.6	Form of Common Stock Purchase Warrant (8)
4.7	Form of Investor Warrant used in the Financing Referred to in Exhibit 10.20. (11)
10.1	Form of subscription Agreement with certain investors.
10.2	Employment Agreement effective as of May 18, 2005 between the Company and Michael Braunold. (2)+
10.3	Employment Agreement effective as of May 18, 2005 between SPO Ltd. and Michael Braunold. (2)+
10.4	Employment Agreement effective as of July 14, 2005 between the Company and Jeffrey Feuer. (3)
10.5	Employment Agreement effective as of July 14, 2005 between SPO Ltd. and Jeffrey Feuer. (3)
10.6	Company's 2005 Equity Incentive plan
10.7	Company's 2005 Non-Employee Directors Stock option Plan
10.8	Stock Purchase Agreement dated as of January 10, 2006 between SPO Medical Inc. and the investor specified therein. (4)
10.9	Form of Subscription Agreement between SPO Medical Inc. and certain Buyers (5)
10.10	Form of First Amendment to Subscription Agreement between SPO Medical Inc. and parties thereto. (5)
10.11	Confidential Private Placement Subscription Agreement dated as of July 7, 2007 by and between SPO Medical Inc. and Rig III
10.12	Form of Agreement Relating to the Conversion of outstanding Debt Instruments
10.13	Form of Warrant Exercise and Note Conversion Agreement dated as of March 26, 2008 (8)
10.14	Form of Second Amendment to an SPO Subscription Agreement (8)
10.15	Form of Subscription Agreement (8)
10.16	Mutual Release and Waiver dated as of April 16, 2008 between SPO Medical Inc. and Active Health Care Inc.(9)
10.17	Settlement Agreement dated as of December 24, 2009 between SPO Medical Equipment Ltd and Jeff Feuer. (10)
10.18	Settlement Agreement dated as of December 24, 2009 between SPO Medical Inc. and Jeff Feuer. (10)
10.19	Alliance and License Agreement, dated as of December 1, 2009 between SPO Medical Equipment Ltd. and SPO Medical Systems Ltd. (10)
10.20	Placement Agency Agreement dated as of July 12, 2010 by and between SPO Medical Inc. and Emerson Equity LLC.
10.21	Form of Subscription Agreement.
14.1	Code of Conduct (6)
31*	Certification of the Chief Executive Officer (Principal Executive officer and Principal financial and accounting officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of the Chief Executive Officer (Principal Executive officer and Principal financial and accounting officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+  Management Agreement

*  Attached hereto

(1)	Incorporated by reference to Current Report on Form 8-K filed April 27, 2005.
(2)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended June 30, 2005
(3)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended September 30, 2005
(4)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended March 31, 2006
(5)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended September 30, 2006
(6)	Incorporated by reference to the Company's Annual Report Form 10-KSB for the fiscal year ended December 31, 2006
(7)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended September 30, 2007
(8)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended March 31, 2008
(9)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended June 30, 2008
(10)	Incorporated by reference to the Company's Annual Report Form 10-K for the year ended December 31, 2010
(11)	Incorporated by reference to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 5, 2012	/s/ Michael Braunold
Michael Braunold
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Sidney Braun	Chairman, Director	April 5, 2012
Sidney Braun

/s/ Michael Braunold	President, Chief Executive Officer and Director	April 5, 2012
Michael Braunold

SPO MEDICAL INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

SPO MEDICAL INC.

We have audited the accompanying consolidated balance sheets of SPO MEDICAL INC. ("the Company") and its subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements, present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United states of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and deficiency in shareholders' equity raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Brightman Almagor Zohar & Co.

Brightman Almagor Zohar & Co.

Certified Public Accountants

A member firm of Deloitte Touche Tohmatsu Limited

Tel-Aviv, Israel

April 5, 2012

SPO MEDICAL INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

		December 31,
	Note	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents		$37	$-

Prepaid expenses and other accounts receivable		4	34
		41	34

LONG TERM INVESTMENTS

Severance pay fund		122	181
		122	181

PROPERTY AND EQUIPMENT, NET	4	-	111
Total net assets		$163	$326

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Overdraft		$5	$8
Short-term loans, net	5	1,170	776
Trade payables		6	45
Employees and Payroll accruals	6	529	463
Accrued expenses and other liabilities	7	631	621
		2,341	1,913

Long-Term Liabilities
Warrants to issue shares	9 & 10	17	218
Long-Term Loans		71	-
Accrued severance pay	8	213	313
		301	531

COMMITMENTS AND CONTINGENT LIABILITIES	15

STOCKHOLDERS’ DEFICIENCY	10
Stock capital
Preferred stock of $0.01 par value
Authorized - 2,000,000 shares, issued and outstanding - none
Common stock $0.01 par value-
Authorized - 100,000,000 and 50,000,000 shares, issued and outstanding - 36,173,249 and 32,482,340 shares as at December 31, 2011 and 2010, respectively		359	325
Additional paid-in capital		17,274	16,062
Accumulated deficit		(20,112)	(18,505)
		(2,479)	(2,118)

Total liabilities and stockholders’ deficiency		$163	$326

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.

CONSOLIDATED STATEMENT OF OPERATIONS

U.S. dollars in thousands (except share data)

		Year ended December 31
	Note	2011	2010

Revenues		$20	$192
Cost of revenues		10	151
Gross profit		10	41

Operating expenses
Research and development, net	11	57	302
Selling and marketing		1,142	975
General and administrative		522	703
Impairment of property and equipment, net		96	-

Restructuring of debt	12	-	(64)

Total operating expenses		1,817	1,916

Operating loss		(1,807)	(1,875)

Financial income (expense), net	13	200	(299)
Net Loss for the year		$(1,607)	$(2,174)

Basic and diluted loss per share		$(0.05)	$(0.08)*

Weighted average number of shares outstanding used in computation of basic and diluted loss per share		33,570,581	28,369,367 *

* Restated to the correct amounts

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

U.S. dollars in thousands (except share data)

	Stock capital	Additional paid-in capital	Accumulated deficit	Total

Balance as of January 1, 2010	$252	$14,403	$(16,331)	$(1,676)

Issuance of ordinary stock to service providers	6	91		97

Benefit on issued warrants to service providers		720		720
Issuance of ordinary stock upon settlement of unpaid principal and accrued interest	22	300		322
Amortization of deferred stock-based compensation related to options granted to employees in restructuring		2		2
Capital raise, net	41	285		326
Amortization of deferred stock-based compensation related to warrants granted to employees in consideration of unpaid salaries and employment benefits		89		89
Exercise of Penny warrants	4			4
Issuance of warrants in connection with extension of loans and accrued interest		172		172
Net Loss			(2,174)	(2,174)
Balance as of December 31, 2010	325	16,062	(18,505)	(2,118)

Issuance of ordinary stock to service providers	25	118		143
Issuance of warrants to service providers		1079		1,079
Exercise of Penny warrants	1			1
Extension of options to employees		13		13
Conversion of convertible debt to shares	8	2		10
Net Loss			(1,607)	(1,607)
Balance as of December 31, 2011	$359	$17,274	$(20,112)	$(2,479)

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share data)

	Year ended December 31,
	2011	2010

Cash Flows from Operating Activities
Net Loss for the period	$(1,607)	$(2,174)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	15	36
Stock-based compensation expenses related to employees, service providers	1,236	986
Grant of common stock to service providers	-	95
Non-cash expenses related to warrants to issue shares	-	15
Income from settlements with lenders and employees	-	(64)
Warrants liability valuation	(201)	-
Impairment of property and equipment, net	96	-
Changes in assets and liabilities:
Increase in accrued interest payable on loans	73	54
Decrease in trade receivables	-	15
Decrease in prepaid expenses and other receivables	30	17
Increase (decrease) in accounts payable	(39)	13
Increase (decrease) in accrued severance pay, net	(41)	3
Increase in accrued expenses and other liabilities	76	11
Net cash used in operating activities	(362)	(993)

Cash Flows from Investing Activities
Cash from sale of licensee	-	100
Purchase of property and equipment	-	(6)
Net cash provided by investing activities	-	94

Cash Flows from Financing Activities
Overdraft, net	(3)	8
Issuance of capital stock, net	-	430
Proceeds from issuance of warrants to issue shares	-	203
Proceeds from loan	402	30
Repayments of short-term loans	-	(158)
Net cash provided by financing activities	399	513

Increase (decrease) in cash and cash equivalents	37	(386)
Cash and cash equivalents at the beginning of the year	-	386
Cash and cash equivalents at the end of the year	$37	$-

Non cash transactions
Conversion of convertible debt to shares	$10	$221

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$28	$19

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

NOTE 2          GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2011, resulted in a net loss of $1,607, and the Company’s balance sheet reflects a net stockholders’ deficit of $2,479. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. These matters raise doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. As disclosed in previous filings with the Securities and Exchange Commission, management has been attempting to raise additional cash from current and potential stockholders and plans to continue these efforts. There can be no assurance that this capital will be available and if it is not, the Company may be forced to substantially curtail or cease exploration block acquisition and/or exploration and development expenditures. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In accordance with ASC 360-10, “Accounting for Impairment or Disposal of Long-Lived Assets”, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future undiscounted cash flows. If so indicated, an impairment loss would be recognized for the difference between the carrying amount of the asset and its fair value. Impairment losses were $96 and $0 in the years ended December 31, 2011 and 2010, respectively.

F. Revenue recognition:

The company generates revenues principally from licensing its core technology for non-medical market applications. Revenues are recognized when the license fee is fixed and determinable, collectability is reasonably assured.

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

J. Stock-based compensation:

Effective January 1, 2006, the Company adopted ASC 718-10, "Share-Based Payment" requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The awards issued under Company's stock-based compensation plans are described in Note 10, “Stockholder's Equity". The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in the Company's Consolidated Statement of Operations. The following table summarizes the effects of stock-based compensation resulting from the application of ASC 718-10 included in Statement of Operations:

	Year ended December 31,
	2011	2010

Research and development, net	$-	$89
Selling and marketing	1,055	-
General and administrative	139	-
Financing	42	-
Restructuring expenses	-	2
	$1,236	$91

Share-based compensation cost relating to stock options recognized in 2011 and 2010 is based on the value of the portion of the award that is ultimately expected to vest. ASC 718-10  requires forfeitures to be estimated at the time of grant in order to estimate the portion of the award that will ultimately vest. Such portion is currently estimated at 0%, based on the Company's historical rates of forfeiture.

Under ASC 718-10, the fair market value of option grants was estimated on the date of grant using the “Black-Scholes option pricing” method with the following weighted-average assumptions: (1) expected life of 3 or 5 years (as per option's terms); (2) dividend yield of 0% (3) expected volatility of 273% (4) risk-free interest rate of approximately 0.4% in 2011 and 0.4% in 2010.

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

L. Initial adoption of new standards:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company's results of operation and financial condition.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income," ("ASU 2011-05") which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity. Instead, comprehensive income must be reported in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after Dec. 15, 2011 with early adoption permitted. The Company does not believe that the adoption of ASU 2011-05 will have a material impact on the Company's results of operation and financial condition.

NOTE 4        PROPERTY AND EQUIPMENT

	December 31,
	2011	2010
Cost:
Computer and peripheral equipment	$-	$210
Leasehold Improvement	-	31
Office furniture and equipment	5	26
	$5	$267

Accumulated depreciation:
Computer and peripheral equipment	$-	$123
Leasehold Improvement	-	21
Office furniture and equipment	5	12
	$5	$156
Property and Equipment, net	$-	$111

Depreciation expenses for the years ended December 31, 2011 and 2010 amounted to $15 and $36 respectively.

Following the entry into a License agreement with a Licensee, the Company transferred in January 2010 all property and equipment directly relating to the production of the SPO medical products to the Licensee (cost $66 and accumulated depreciation $66, net zero).

Property and equipment presented above are net of impairment charges. The Company determined during 2011 that the events and circumstances indicate that the carrying amounts of its property and equipment may not be recoverable. In accordance with ASC 360-10 Property, Plant and Equipment, the Company tested the recoverability of its property and equipment based, among others, on its business plan and market conditions, and determined that the carrying amounts of its property and equipment may not be recoverable. The Company evaluated the fair value of its property and equipment and determined that the carrying amounts exceed the fair values by $96. The Company recorded a charge in that amount on a separate line in its 2011 statement of operations.

NOTE 5          LOANS PAYABLE

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

In March 2008, we offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes, to the exercise price of the April 2005 Warrants, thereby exercising these warrants, and to convert into Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders who accepted this offer were issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants were exercisable over three years at an exercise price of $0.60. As of December 31, 2009, the holders of approximately $439 in principal amount have agreed to apply the principal amount owed to them to the exercise price of the April 2005 Warrants. Accordingly, approximately $520 in amounts owed under the 2005 Notes have been converted into equity and, accordingly, an aggregate of 866,528 shares of our Common Stock have been issued upon exercise of the April 2005 Warrants and conversion of the interest owing on the April 2005 Notes. Under the terms of the offer, new warrants for 216,636 share of our Common stock have been issued to these April 2005 Note holders, exercisable over three years from the date of issuance. We have been informed by the holders of $300 in principal amount of their election to not accept our offer, of which $250 of principal and the accrued interest thereon has been repaid as of December 31, 2009. On March 15, 2010, we agreed with the holder of an April 2005 Note in the principal amount of $50 to extend the note’s maturity date to September 15, 2010 and, in consideration thereof, we agreed to pay the holder total amount of $45, which was paid in full.

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

As of December 31, 2011, the outstanding April 2005 Notes principal and accrued interest in the aggregate amount of $585.

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

As of December 31, 2011, approximately $161 in respect of the principal and accrued interest on these notes remains outstanding.

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

On March 25, 2011, we and one of our stockholders entered into a loan agreement pursuant to which the stockholder loaned to the Company $50 for working capital purposes. The original maturity date of the loan is March 25, 2012. The loan bears interest at a per annum rate of 8%.

In May 2011, we entered into a Securities Purchase Agreement with an investor pursuant to which we issued an 8% convertible promissory note in the principal amount of $50 that is convertible into shares of our Common Stock. The loan, together with accrued interest, is scheduled to mature in May 2012. Commencing November 4, 2011, the Investor is entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date. For financial reporting purposes, the conversion feature was recorded in short term liabilities at its fair value of $41. Accordingly, the company recorded a discount of $41 on the convertible promissory note to be amortized through November 4 2011.

In December 2011, the investor converted a promissory note into equity in the principal amount of $10.

As of December 31, 2011, the outstanding convertible promissory note’s principal and conversion feature and accrued interest in the aggregate amounted to $75.

On May 18, 2011 the Company and an investor signed a Term Sheet regarding an Equity line of credit which was consummated via an Investment Agreement signed on July 7, 2011. According to the Investment Agreement the investor committed to purchase, subject to certain restrictions and conditions, up to $5 million of the Company's common stock, par value $0.01 per share over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by the investor pursuant to the Investment Agreement. Pursuant to the terms of a Registration Rights Agreement dated as of July 5, 2011 between the Company and the investor, the Company is obligated to file, by September 5, 2011, a registration statement with the Securities and Exchange Commission to register the resale by the investor of the shares of common stock issued or issuable under the Investment Agreement.  The Company is required to initially register 10,000,000 shares of common stock. The Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective within 90 days after the filing. In connection with the Investment Agreement, the Company issued 166,666 shares of its Common Stock as a document preparation fee. As of April 5, 2012 the Company has not filed this registration statement.

In June 2011, we received from an investor net proceeds of $25 in consideration for the purchase of shares of our Common Stock. In connection therewith, in June 2011, the Company issued to the investor 166,667 shares of the Company’s Common Stock.

In August and November, 2011, we received $75 and $200 from existing investors on account for loans. The loans are scheduled to mature in August and November 2013 and bear interest at the rate of 10% per annum. Principal and accrued interest is convertible into shares of our common stock at the option of the holder at the conversion price of $0.15 per share. In January 2012 the Company issued to the investor warrants, exercisable through August and November, 2015, to purchase, in the aggregate, up to 916,668 shares of our common stock at a per share exercise price of $0.15.

NOTE 6          EMPLOYEES AND PAYROLL ACCRUALS

The Company recorded liability to its employees in respect of unpaid salaries and employment benefits, which also includes accruals for salaries and benefits thereon that have been deferred since July 2008. On July 15, 2010, the Company issued to part of the employees three year warrants to purchase up to 345,000 shares of the Company’s Common Stock at a per share exercise price of $0.01 in consideration of the waiver by such employees of amounts payable to them. As of December 31, 2011, the Company’s liability to its employees in respect of unpaid salaries aggregated $439.

NOTE 7          ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31,
	2011	2010

Royalties to the office of the Chief Scientist	$386	$416
Liability results from re-organization	-	6
Other accrued expenses	245	199
	$631	$621

NOTE 8  ACCRUED SEVERANCE PAY

The Company's liability for severance pay is calculated in accordance with Israeli law based on the most recent salary paid to employees and the length of employment in the Company. The Company's liability for severance pay has been fully provided for. Part of the liability is funded through individual insurance policies. These policies are assets of the Company and under labor agreements, subject to certain limitations, they may be transferred to the ownership of the beneficiary employees. Severance pay income for the year ended December 31, 2011 and 2010 amounted to $41 and $21 respectively due to settlements with former employees.

NOTE 9 PRIVATE PLACEMENTS

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

f.          On June 30, 2010, the Company issued one of the note holders 105,074 restricted shares of its Common Stock.

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

On May 18, 2011 the Company and an investor signed a Term Sheet regarding an Equity line of credit which was consummated via an Investment Agreement signed on July 7, 2011. According to the Investment Agreement the investor committed to purchase, subject to certain restrictions and conditions, up to $5,000 of the Company's common stock, par value $0.01 per share over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by the investor pursuant to the Investment Agreement. Pursuant to the terms of a Registration Rights Agreement dated as of July 5, 2011 between the Company and the investor, the Company was obligated to file, by September 5, 2011, a registration statement with the Securities and Exchange Commission to register the resale by the investor of the shares of common stock issued or issuable under the Investment Agreement.  The Company was required to initially register 10,000,000 shares of common stock, and to use all commercially reasonable efforts to have the registration statement declared effective within 90 days after the filing. In connection with the Investment Agreement, the Company issued 166,666 shares of its Common Stock as a document preparation fee. As of the date of the filing of this annual report on Form 10-K, the Company has not filed the registration statement.

On June 1, 2011, the Company received from an investor net proceeds of $25 in consideration for the purchase of shares of the Company’s Common Stock. In connection therewith, in June 2011, the Company issued to the investor 166,667 shares of the Company’s Common Stock.

During the year ended December 31, 2011, warrants with an exercise price of $0.01 were exercised for 125,000 of the Company’s shares of Common Stock.

On December 13, 2011, the Company issued 1,500,000 shares of the Company’s Common Stock to a consultant in connection with consulting services provided by such consultant.

On December 31, 2011, the Company agreed to issue 250,000 shares to the former Financial Controller of the Company to settle all amounts owed to the Financial Controller.

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

f.                    During the year ended December 31, 2011 the Company issued warrants to a service provider to purchase 83,334 shares at an exercise price of $0.15, exercisable through May 2014.

g.                    Warrants issued in conjunction with the July 29, 2010 offering were accounted for as derivative liabilities. The fair value of the warrants at December 31, 2011 was calculated using Black-Scholes and the following assumptions, estimated life of 1.58 to 1.71 years remaining, volatility of 304% to 313%, risk free interest rate of 0.25%, and dividend yield of 0%.

NOTE 10         STOCKHOLDER'S DEFECIENCY

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

With respect to compensation expenses recorded in 2011 and 2010, relating to options granted through December 31 2011, the Company applied the provisions of ASC 718-10, which require employee share-based equity awards to be accounted for under the fair value method, ASC 718-10  requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods.

During 2011 and 2010 the Company recorded Stock-based compensation expenses in the amount of $1,236 and $91, respectively.

C.          Stock Options:

As of December 31, 2011, options for an aggregate of 130,000 shares of Common Stock remain available for future grants under the Company’s 2005 Plan and 2005 Directors Plan.

	December 31, 2011
	Amount of Options	Weighed Average Exercise Price

Outstanding at the beginning of the year *	1,820,000	$0.42
Forfeited	(140,000)	0.05
Outstanding at the end of the year	1,680,000	$0.43

Exercisable at the end of the year	1,680,000	$0.43

*       Of which 50,000 options granted to non-executive directors were re-priced during 2008

The options outstanding as of December 31, 2011, have been separated into ranges of exercise price as follows:

Range of exercise price	Options outstanding as of December 31, 2011	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2011	Weighted average exercise price of options exercisable
$0.13-0.15	937,000	5.02	$0.13	937,000	$0.13
$0.60	483,000	3.73	$0.60	483,000	$0.60
$0.78	100,000	3.00	$0.78	100,000	$0.78
$0.85	60,000	4.39	$0.85	60,000	$0.85
$1.85	100,000	4.80	$1.85	100,000	$1.85
	1,680,000	4.50	$0.43	1,680,000	$0.43

D.        Stock warrants

The Company has the following warrants outstanding:

Issuance date	number of warrants issued	Exercise price	Exercisable as of December 31, 2011	Exercisable through

2005-2010 (1)	10,422,383	0.01	10,422,383	December 2012-September 2015

2009 (2)	100,000	0.80	100,000	December 2014
2010-2011 (3)	1,215,914	0.15	1,215,914	July- May 2014
2010 (4)	2,310,379	0.25	2,310,379	July -September 2013

2009 (5)	216,636	0.60	216,636	December 2012

(1)	Penny warrants issued to employees 345,000, service providers 9,431,000, and ex-employees 646,383.
(2)	Warrants issued to directors in lieu of outstanding fees owed to them.
(3)	600,000 warrants issued to lenders in return for extension of the their loans, 37,500 to a service provider and 578,414 warrants issued in connection with capital raise during 2010 and 2011 (see also Note 9)
(4)	warrants issued in connection with capital raise during 2010 (see also Note 9)
(5)	Warrants Issued to a service provider

E.          Dividends

The Company does not intend to pay cash dividends in the foreseeable future.

NOTE 11        RESEARCH AND DEVELOPMENT EXPENSES, NET

Research and development expenses consist of the following:

	December 31,
	2011	2010

Research and development expenses	$57	$372
Grants from Office of the Chief Scientist of the Government of Israel	-	(70)
Research and development expenses, net	$57	$302

NOTE 12          RESTRUCTURING EXPENSES AND RESTRUCTURING OF DEBT INCOME

In January 2010, the Company completed a restructuring plan in an attempt to focus primarily on licensing its core technology for non-medical market applications. The restructuring plan included a reduction of the Company’s corporate and manufacturing workforce and entering into an alliance and license agreement.

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

NOTE 13         FINANCIAL INCOME (EXPENSE)

Financial income (expense) are comprised of the following:

	2011	2010
Non cash amortization of warrants granted to loaners in return for extension of the their loans and issuance of shares to financial service provider	$(12)	$(172)

Non-cash financial expenses related to warrants to issue shares	200	(16)

interest in respect of debt instruments and amortization of deferred interest	(123)	(19)

Exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Shekel (“NIS”) on liabilities denominated in NIS held by the subsidiary	138	(92)

Other	(3)	-
	$200	$(299)

NOTE 14         DEFERRED TAXES

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

In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	December 31,
	2011	2010

Tax on net operating losses carryforward	$7,334	$4,940
Less - valuation allowance	(7,334)	(4,940)
	$-	$-

C. The Company has provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

Net operating loss carryforwards as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010

Israel	$3,671	$1,839
USA	18,334	17,920
Total	$22,005	$19,759

Net operating losses in Israel may be carried forward indefinitely. Net operating losses in the U.S. are available through 2031.

NOTE 15         COMMITMENTS AND CONTINGENCIES

Government of Israel

The Company’s wholly owned subsidiary, SPO Ltd., is committed to pay royalties to the Office of the Chief Scientist of the Government of Israel (“OCS”) on sales of products, the research and development of which the OCS has participated in by way of grants, up to the amount of 100%-150% of the grants received plus interest at dollar LIBOR. The royalties are payable at a rate of 3% for the first three years of product sales and 3.5% thereafter. The total amount of grants received or accrued, net of royalties paid or accrued, as of December 31, 2011 was $1.3 million. The refund of the grants is contingent upon the successful outcome of the research and development and the attainment of sales. The Company has no obligation to refund these grants, if sales are not generated. The financial risk is assumed completely by the OCS. The grants were received from the OCS on a project-by-project basis. If the project fails the Company has no obligation to repay any grant received for the specific unsuccessful or aborted project. As of December 31, 2011 the Company has provided for $386 (2010 - $416) in royalties from sales of its products. Owing to the current financial situation of the Company, the Company has deferred these payments under an informal agreement with the OCS.

NOTE 16         SUBSEQUENT EVENTS

In January 2012 the Company issued warrants to investors, exercisable through October 30, 2015, to purchase, in the aggregate, up to 916,668 shares of our common stock at a per share exercise price of $0.15

On February 7, 2012, the Company entered into a convertible note agreement pursuant to which the Company received $50,000. The original maturity date of the note is February 7, 2013. The note bears interest at a per annum rate of 8%.

On March 22, 2012, the Company entered into two convertible note agreements with investors pursuant to which the Company received a total of $50,000. The original maturity date of the notes is September 22, 2012. The notes bear interest at a per annum rate of 20%. The Notes and accrued interest are convertible to common stock of the Company at a conversion rate of $0.08 per share.

