Form 10-Q
period 2012-03-31
SPO Medical Inc
filed 2012-05-15
CIK 716778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2012 or

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

As of May 15, 2012, SPO Medical Inc. had outstanding 41,779,650 shares of common stock, par value $0.01 per share.

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

SPO MEDICAL INC. AND ITS SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	March 31,	December 31,
	2012	2011
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$29	$37

Prepaid expenses and other accounts receivable	-	4

	29	41

LONG TERM INVESTMENTS

Severance pay fund	125	122
	125	122

PROPERTY AND EQUIPMENT, NET	-	-
Total net assets	$154	$163

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Overdraft	$-	$5
Short-term loans	1,014	1,170
Trade payables	15	6
Employees and Payroll accruals	513	529
Accrued expenses and other liabilities	594	631
	2,136	2,341

Long-Term Liabilities
Warrants to issue shares	15	17
Long-Term Loans	274	71
Accrued severance pay	223	213
	512	301

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ DEFICIENCY
Stock capital
Preferred stock of $0.01 par value
Authorized - 2,000,000 shares, issued and outstanding - none
Common stock $0.01 par value-
Authorized - 100,000,000 and 50,000,000 shares, issued and outstanding - 41,779,650 and 36,173,249 shares as at March 31, 2012 and December 31, 2011, respectively	418	359
Additional paid-in capital	17,450	17,274
Accumulated deficit	(20,362)	(20,112)
	(2,494)	(2,479)
Total liabilities and stockholders’ deficiency	$154	$163

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.AND ITS SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share data)

	Three months ended March 31,
	2012	2011
	Unaudited

Operating expenses
Research and development, net	$-	$50
Selling and marketing	132	372
General and administrative	58	214
Impairment of property and equipment, net	-	96

Total operating expenses	190	732

Operating loss	(190)	(732)

Financial expense, net	(60)	(103)
Net Loss for the period	$(250)	$(835)

Basic and diluted loss per share	$(0.01)	$(0.03)*
Weighted average number of shares outstanding used in computation of basic loss per share	41,232,793	32,757,340 *

* Restated to the correct amounts

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.

AND ITS SUBSIDIARY

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Three months ended March 31,
	2012	2011
	Unaudited
Cash Flows from Operating Activities
Net Loss for the period	$(250)	$(835)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	-	13
Non-cash expenses related to convertible debt	16	-
Stock-based compensation expenses related to employees, service providers	122	383
Grant of common stock to service providers	-	78
Non-cash expense (income) related to warrants to issue shares	(2)	77
Impairment of property and equipment, net	-	96
Changes in assets and liabilities:
Increase in accrued interest payable on loans	22	16
Decrease in prepaid expenses and other receivables	4	6
Increase (decrease) in accounts payable	9	(31)
Increase (decrease) in accrued severance pay, net	7	(21)
Increase (decrease) in accrued expenses and other liabilities	(36)	141
Net cash used in operating activities	(108)	(77)

Cash Flows from Financing Activities
Overdraft, net	-	27
Proceeds from loan	100	50
Net cash provided by financing activities	100	77

Decrease in cash and cash equivalents	(8)	-
Cash and cash equivalents at the beginning of the period	37	-
Cash and cash equivalents at the end of the period	$29	$-

Non cash transactions
Conversion of convertible debt to shares	$37	$-
Exercise of warrants in consideration of forgiveness of debt	$22	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$7	$-

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

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 8.03 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2012 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

Certain prior years' amounts have been reclassified in conformity with current year's financial statements.

NOTE 3    -     Going Concern

As reflected in the accompanying financial statements, the Company’s operations for the three months ended March 31, 2012, resulted in a net loss of $250 and the Company’s balance sheet reflects a net stockholders’ deficit of $2,494. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. As disclosed in previous filings with the Securities and Exchange Commission, management has been attempting to raise additional cash from current and potential stockholders and plans to continue these efforts.

NOTE 4   -   Long term loans

In August and November, 2011, the Company received $75 and $200 from existing investors on account for loans. In January 2012, the Company and the investors (collectively, the “Investors”) finalized the terms of the loan and entered into definitive agreements in connection therewith. The loans, in the principal amount of $275, are evidenced by promissory notes (the “Notes”), of which $75 is scheduled to mature in August 2013 and $200 is scheduled to mature in November 2013. The loans bear interest at the rate of 10% per annum. Interest is payable at the end of each of January, April, July and October. The Notes are convertible into shares of the Company’s Common Stock at the holder’s option at any time at a conversion price of $0.15 per share. Under the terms of the Note, the occurrence of any of the following constitute events of default (each an “Event of Default”): (i) the Company’s failure to pay the principal on the maturity date, (ii) any material representation or warranty that the Company makes in the Note, statement or certificate furnished in connection therewith shall be false or misleading in any material respect, (iii) the Company’s breach of any material covenant or other term or condition of the Note in any material respect and such breach continues for 5 business days after notice thereof from the holder, (iv) the assignment by the Company for the benefit of creditors or application for or consent to the appointment of a receiver or trustee, or such receiver or trustee shall otherwise be appointed, (v) the entry of a monetary judgment or similar process in excess of $100, if such judgment remains unvacated for 30 days and (vi)  the Company’s insolvency or liquidation or a bankruptcy event. The Company issued to the Investors warrants exercisable through (i) August 11, 2015 to purchase 250,000 shares of the Company’s Common Stock; (ii) November 2, 2015 to purchase 333,335 shares of Common Stock and (iii) November 2, 2015 to purchase 333,335 shares of Common Stock, in each case at per share exercise price of $0.15.

On January 31, 2012, the Company entered into a Securities Purchase Agreement with an investor pursuant to which it issued its 8% convertible promissory note in the principal amount of $50. The loan, together with accrued interest, is scheduled to mature on January 31, 2013. Commencing August 7, 2012, the Investor is entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date.

On March 22, 2012, the Company entered into convertible note agreements with two investors pursuant to which the Company received $25 from each investor. The original maturity date of the Notes is scheduled for September 22, 2012. The Notes bear interest at a per annum rate of 20%. The Notes and accrued interest are convertible to common stock of the Company at a conversion rate of $0.08 per share.

NOTE 5    -     Stockholders Equity

Issuance of Securities

During the period ended March 31, 2012, warrants with an exercise price of $0.01 were exercised for 2,212,061 of the Company’s shares of Common Stock.

On March 20, 2012, the Company issued 250,000 shares to the former Financial Controller of the Company to settle all amounts owed to the Financial Controller.

During the period ended March 31, 2012, the Company issued 3,394,340 shares of its common stock upon conversion of $37 of convertible promissory note debt.

Warrants

On January 3, 2012 the Company issued 916.668 warrants in conjunction with convertible notes. The fair value of the warrants at March 31, 2012 was calculated using Black-Scholes and the following assumptions, estimated life of 3.36 to 3.59 years remaining, volatility of 321%, risk free interest rate of 0.33%, and dividend yield of 0%.

NOTE 6    -     Financial Expenses

Financial expenses are comprised of the following:

	2012	2011
Non-cash financial expenses related to conversion features	$(16)	$-

Non-cash financial expenses related to warrants to issue shares	2	(78)

interest in respect of debt instruments	(25)	(16)

Exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Shekel (“NIS”) on liabilities denominated in NIS held by the subsidiary	(21)	(9)

	$(60)	$(103)

NOTE 7    -     Subsequent Events

On May 1, 2012, the Company entered into a convertible Note agreement with an investor pursuant to which the Company received $25. The original maturity date of the Note is November 1, 2012. The Note bears interest at a per annum rate of 20%. The Note and accrued interest are convertible to common stock of the Company at a conversion rate of $0.08 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011.

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

We are currently focused on exploiting the sports and wellness markets by developing cutting edge products based on our proprietary technology. These are multibillion dollar markets which we intend to penetrate with our disruptive technologies. Our current wellness products include an innovative bracelet, a baby monitoring unit and a sports watch.

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

In addition to the sports watch, we are in the final stages of developing an innovative wellness bracelet that measures the number of activities and calories burned by an individual performs on a given day.  The bracelet, designed for both children and adults, features a display function to continuously measure the number of daily activities against preset recommended goals. SPO has designed and patented the functionality of the bracelet to be an affordable, simple-to-use, fashion accessory to encourage users to increase their mobility and overall wellness and to wear it with pride. We anticipate that the product should become commercially available during the latter part of 2012. In December 2011, we signed an exclusive agreement with a large private time-piece manufacture to manufacture and sell our wellness bracelet to department stores, mid-tier mass-market and food & drug stores throughout North America. The agreement specifies that the manufacturer will finance all costs associated with bringing the wellness bracelet to the marketplace. We and the manufacturer have agreed to divide the profit margin from the sale of the wellness bracelet net of all costs associated with manufacturing the wellness.

In addition, we are developing an innovative home-baby monitoring device for continuous measurement of wellness information to the parent or caregiver, while the baby is sleeping. This parental reassurance tool gives the company a technological competitive edge in providing an innovative, high performance solution for a market application that is applicable to most family homes. Subject to raising significant additional funds, of which no assurance can be provided, we believe that the product could become commercially available during 2014.

Although we currently focus on the sports, baby monitoring and wellness markets, we have a legacy business that has been dedicated to the health care and medical products industry. In January 2010, our wholly owned subsidiary SPO Ltd. entered into an Alliance and License Agreement, dated as of December 1, 2009, with an entity owned and controlled by our former Chief Technical Officer (the “Licensee”). Under the terms of the license agreement, the PulseOx medical product line is being marketed by the Licensee in the medical field.

We have generated significant operating losses since inception and we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

We need to raise additional funds on an immediate basis in order to realize our business plan as well as pay outstanding loans in the approximate amount of $1,288,000, of which $1,014,000 were currently due and payable at March 31, 2012, and to maintain operations. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning July 2008, we have significantly curtailed our non-essential product design and development, and ceased all marketing activities and product manufacturing. We have terminated certain product development plans. In January 2010, we restructured our operations in an attempt to focus primarily on our core technology for non-medical market operations. The restructuring included entering into a licensing agreement for our then existing medical PulseOx product line, which resulted in the cessation of the Company’s production, selling and marketing activities. As of May 15, 2012, we have two employees working on a full-time basis. In addition, all research and development activities are performed on a sub-contracted basis. If we are unable to raise capital on an immediate basis, it may be necessary for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel and/or cease operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2012 AND THE THREE MONTHS ENDED MARCH 31, 2011

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

REVENUES. No revenues were recorded for each of the three months ended March 31, 2012 and 2011.

COSTS OF REVENUES. Costs of revenues include all costs related to services provided. No costs of revenues were recorded for each of the three months ended March 31, 2012 and 2011.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net, consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for employees, contract design and testing services, supplies used and consulting fees paid to third parties. We did not record any research and development expenses, net, for the three months ended March 31, 2012 as compared to $50,000 for the corresponding period in 2011. The decrease in research and development expenses, net, during the three months ended March 31, 2012 as compared to the corresponding period in 2011 is primarily attributable to decrease in the number of employees and other personnel resulting from the cessation by us in 2011 of all internal research and development activities.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to consultants for the provision of public relations, promotion and marketing services geared to the recreational sports and wellness markets. Selling and marketing expenses for three months ended March 31, 2012 were $132,000, of which $125,000 are stock based non cash expenses, compared to $372,000 for the corresponding period in 2011, of which $370,000 are stock based non cash expenses. The decrease in selling and marketing expenses during the three months ended March 31, 2012 as compared to the corresponding period in 2011 is primarily attributable to the reduction in our utilization of consultancy related services.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the three months ended March 31, 2012 were $58,000 as compared to $214,000 for the corresponding period in 2011.  The decrease in general and administrative expenses during the three months as compared to the corresponding period in 2011 is primarily attributable to reductions in employee salaries and investor relation activities.

IMPAIRMENT OF PROPERTY AND EQUIPMENT, NET.  In February 2011, we transferred research and development activity to subcontractors and therefore ceased all internal research and development activities which resulted in an impairment to property and equipment in the amount of $96,000 for the three months ended March 31, 2011. No impairment charges were made in the three months ended March 31, 2012.

FINANCIAL EXPENSE, NET. Financial expenses net for the three months ended March 31, 2012 period was $60,000. Financial expenses net, for the comparative 2011 Period was $103,000. The principal expenses comprising the financial expenses, net, were: (i) non cash financial expenses related to conversion features of certain of our securities of $16,000 and $0, respectively (ii) Non-cash financial (income) expenses related to evaluation of warrants for the issuance of shares of our common stock in the amount of $(2,000) and $ 78,000, respectively (iii) interest in respect of debt instruments and amortization of deferred interest of $25,000 and $16,000, respectively and (vi) exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Shekel (“NIS”) on liabilities denominated in NIS held by the subsidiary in the amount of $21,000 and $9,000, respectively.

NET LOSS. For the three months ended March 31, 2012 and 2011, we had net losses of $250,000 and $835,000, respectively. The decrease in net loss for the three months ended March 31, 2012 compared to corresponding three month period in 2011 is primarily attributable to reduction in activities relating to research and development, selling, marketing and general administration.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $1,288,000 and to realize our restructured business plan. In response to the deteriorating global economic conditions that began in 2008, we have taken certain measures in an effort to reduce operating expenses and conserve our cash resources. Beginning in July 2008 we significantly curtailed our non-essential product design and development, marketing activities and reorganized our product manufacturing and delivery system to “just-in-time” arrangements. We have terminated certain product development plans. During 2008 until the end of 2011, we deferred part of management and employee salaries and benefits. As of April 5, 2012, we had two employees working on a full-time basis. As noted above, in our restructured operations, we are pursuing joint ventures, OEM type arrangement, research and or sub contractor agreements relating to our oximetry technology with respect to the recreational, baby wellness and sports monitoring fields. If we are unable to raise capital through a financial raise or joint-venture type of agreement on an immediate basis, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel, or ceasing operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern. Any additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations.

As of March 31, 2012, we had $29,000 cash and cash equivalents available to us.

We generated negative cash flow from operating activities of approximately $108,000 during the three months ended March 31, 2012 period compared to $77,000 for the 2011 corresponding period. We generated cash flow from financing activities of approximately $100,000 during the 2012 period compared to $77,000 in the corresponding 2011 period.

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

In March 2008, we offered to the holders of the April 2005 Notes to apply the amounts payable to them on the April 2005 Notes, to the exercise price of the April 2005 Warrants, thereby exercising these warrants, and to convert into Common Stock the accrued interest on the 2005 Notes at a per share conversion price of $0.60. Note holders who accepted this offer were issued new warrants for such number of shares of Common Stock equal to 25% of the number shares issued to them upon exercise of their existing warrants and conversion of the interest accrued on the note. The new warrants were exercisable over three years from the date of issuance at an exercise price of $0.60 and have since expired. As of December 31, 2009, the holders of approximately $439,000 in principal amount have agreed to apply the principal amount owed to them to the exercise price of the April 2005 Warrants. Accordingly, approximately $520,000 in amounts owed under the 2005 Notes have been converted into equity and, accordingly, an aggregate of 866,528 shares of our Common Stock have been issued upon exercise of the April 2005 Warrants and conversion of the interest owing on the April 2005 Notes. Under the terms of the offer, new warrants for 216,636 share of our Common stock have been issued to these April 2005 Note holders, exercisable over three years from the date of issuance. We have been informed by the holders of $300,000 in principal amount of their election to not accept our offer, of which $250,000 of principal and the accrued interest thereon has been repaid as of December 31, 2009. On March 15, 2010, we agreed with the holder of an April 2005 Note in the principal amount of $50,000 to extend the Note’s maturity date to September 15, 2010 and, in consideration thereof, we agreed to pay the holder total amount of $45,000, which was paid in full. On March 15, 2010, we agreed with a holder of an April 2005 Note in the principal amount of $50 to extend the note’s maturity date to September 15, 2010 and, in consideration thereof, we agreed to pay the holder total amount of $45,000, which was paid in full.   On May 31, 2010, we issued to two note holders of the April 2005 Note in principal amount of $239,000 warrants to purchase up to 600,000 shares of our Common Stock in consideration of such investors' extension from originally March 2008 to December 31, 2011 of the maturity date of April 2005 Notes.. The warrants are exercisable through December 31, 2013 at a per share exercise price of $0.15. On July 27, 2010, we issued to two holders of the April 2005 Notes a total of 1,370,000 restricted shares of our Common Stock in satisfaction of a note held by one of the accredited investors in the approximate amount of $202,000 and warrants, exercisable through November 15, 2010 to purchase up to 700,000 shares of tour Common Stock, at a per share exercise price of $0.15; on November 15, 2010, warrants for 666,667 shares were exercised for cash proceeds to us of $100,000 As of March 31, 2012, the outstanding April 2005 Notes principal and accrued interest were in the aggregate $650,000.

In July 2006, the Company commenced a private placement of units of its securities the “Loan Notes”, with each unit comprised of (i) the Company’s 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which the Company raised $550,000. Under the terms of the offering, the principal and accrued interest was due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25,000 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any offering price at an initial public offering of the Company's Common Stock during the warrant exercise period.. On December 31, 2009 the Company and a holder of a Loan Notes in the principal amount of $150,000 agreed to extend the note’s maturity date to December 31, 2011 in consideration of the issuance of warrants to purchase up to 50,000 shares of the of the Company’s Common Stock, at a per share exercise price of $0.01 exercisable for a period of three years. On June 30, 2010, the company issued 105,074 restricted shares of our Common Stock to a note holder in satisfaction of $16,000 owed to such holder and the cancellation of previously issued warrants to purchase up to 7,800 shares of the Company's Common Stock. As of March 31, 2012, approximately $171,000 in respect of the principal and accrued interest on these notes remains outstanding.

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

On March 25, 2011, we and one of our stockholders entered into a loan agreement pursuant to which the stockholder loaned to the Company $50,000 for working capital purposes. The original maturity date of the loan was May 4, 2012. The loan bears interest at a per annum rate of 8% As of March 31, 2012, the remaining principle balance was $3,000.

In May 2011, we entered into a Securities Purchase Agreement with an investor pursuant to which we issued an 8% convertible promissory note in the principal amount of $50,000 that is convertible into shares of our Common Stock. The loan, together with accrued interest, is scheduled to mature in May 2012. Commencing November 4, 2011, the Investor is entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date. For financial reporting purposes, the conversion feature was recorded in short term liabilities at its fair value of $40,909. Accordingly, the company recorded a discount of $40,909 on the convertible promissory note to be amortized through November 4, 2011.

On May 18, 2011 the Company and an investor signed a Term Sheet regarding an Equity line of credit which was consummated via an Investment Agreement signed on July 7, 2011. According to the Investment Agreement the investor committed to purchase, subject to certain restrictions and conditions, up to $5,000,000 of the Company's common stock, par value $0.01 per share over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by the investor pursuant to the Investment Agreement. Pursuant to the terms of a Registration Rights Agreement dated as of July 5, 2011 between the Company and the investor, the Company is obligated to file, by September 5, 2011, a registration statement with the Securities and Exchange Commission to register the resale by the investor of the shares of common stock issued or issuable under the Investment Agreement.  The Company is required to initially register 10,000,000 shares of common stock. The Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective within 90 days after the filing. In connection with the Investment Agreement, the Company issued 166,666 shares of its Common Stock as a document preparation fee. As of May 15, 2012 we have not filed this registration statement.

In June 2011, we received from investor net proceeds of $25,000 in consideration for the purchase of shares of our Common Stock. In connection therewith, in June 2011, the Company issued to the investor 166,667 shares of the Company’s Common Stock.

In August and November, 2011, we received $75,000 and $200,000 from existing investors on account for loans. In January 2012, the Company and the investors finalized the terms of the loan and entered into definitive agreements. The loans are scheduled to mature in August and November 2013 and bear interest at the rate of 10% per annum. Principal and accrued interest is convertible into shares of our common stock at the option of the holder at the conversion price of $0.15 per share. In January 2012 the Company issued to the investor warrants, exercisable through August and November, 2015, to purchase, in the aggregate, up to 916,668 shares of our common stock at a per share exercise price of $0.15.

On January 31, 2012, we issued a convertible promissory note in the principal amount of $50,000 to a lender.  The note bears interest at 8% per annum and is due on January 31, 2013.  At the election of the holder, the note is convertible The note has conversion rights that allow the holder of the note to convert on or after August 7, 2012 all or any part of the remaining principal balance into the Company’s Common Stock at a price equal to 55% of the average of the lowest three trading prices for the Common Stock during the most recent ten day period preceding conversion.

On March 22, 2012, we entered into convertible note agreements with two investors pursuant to which we received $25,000 from each investor. The original maturity date of the Notes is scheduled for September 22, 2012. The Notes bear interest at a per annum rate of 20%. The Notes and accrued interest are convertible to common stock of the Company at a conversion rate of $0.08 per share.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended March 31, 2012, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We first disclosed in the quarterly report on Form 10-Q for the three months ended March 31, 2008, that we had not repaid principal and accrued interest that became due during the quarterly period covered by such report. We disclosed in subsequent quarterly reports on Form 10-Q additional amounts that became due in ensuing quarterly periods and the results of our efforts to resolve these matters. As of March 31, 2012, there continues to remain outstanding, in the aggregate approximately $309,000 of such principal and accrued interest. We continue to hold discussions with certain of the holders of the outstanding debt in an attempt to resolve this matter; no assurance can be provided that we will be successful in concluding any mutually acceptable resolution of this matter.

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

DATE: May 15, 2012	/s/ Michael Braunold
Michael Braunold
Chief Executive Officer (Principal Executive
Officer and Principal
Financial and Accounting Officer) and Director

