Form 10-K
period 2012-12-31
SPO Medical Inc
filed 2013-04-11
CIK 716778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 MARK ONE:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIESEXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  0-11772

SPO MEDICAL INC.

(Name of registrant as specified in its chapter)

Delaware	11-3223672
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐    No ☒

The registrant had 62,132,063 shares of common stock outstanding as of April 11, 2013.  The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such common stock on the over the counter Bulletin Board on June 29, 2012, was approximately $560,000.

SPO MEDICAL INC.

2012 FORM 10-K ANNUAL REPORT

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

PART I

ITEM 1. BUSINESS

Overview

SPO Medical Inc. (“we” or the “Company”) is engaged in the design, development and marketing of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood, which is known as Reflectance Pulse Oximetry (RPO). Using RPO, a sensor can be positioned on various body parts, hence minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhance wireless, stand-alone configurations facilitating expanded commercial possibilities. As of April 2013, we held 12 patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our technologies. As further discussed below, our technologies are currently applied to products that are designed for use by in the homecare, professional medical care, sports, safety and search and rescue markets.

We are primarily engaged in developing, manufacturing and licensing our technology to third parties for integration with products in the general wellness, recreational, baby monitoring and sports monitoring fields. We pursue joint ventures, OEM type arrangements, research and or subcontracting agreements relating to our oximetry technology with respect to the general wellness, recreational, baby monitoring and sports monitoring fields. Since August 2012, we have partnered with HoMedics LLC, a distributor and manufacturer of leading brands in an array of consumer health, wellness and electronic lifestyle categories throughout the Americas, Europe, the Asia-Pacific region, Africa and the Middle-East, for the distribution of a private labeled, over the counter pulse oximeter for non-medial consumer wellness applications. Our revenues of $316,000 for the year ended December 2012 are primarily attributable to the arrangement with HoMedics.

      Although we currently focus on the sports, baby monitoring and wellness market, we have a legacy business that has been dedicated to the health care and medical products industry. In January 2010, our wholly owned subsidiary SPO Ltd. entered into an Alliance and License Agreement, dated as of December 1, 2009, pursuant to which such entity was granted a license to market the PulseOx medical product line in the medical field. We have ceased all operating activities formerly conducted with respect to the manufacture and marketing of our original PulseOx medical product line to the medical market.

We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $1,456,000 and to realize our restructured business plan. If we are unable to generate cash flow or raise capital, it may be necessary for us to cease operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

Background of Pulse Oximetry

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

We intend to continue to leverage our core technologies to develop new, innovative product applications for the general wellness, recreational, baby monitoring and sports monitoring markets. In furtherance of this goal, we intend to pursue joint ventures, OEM type arrangements, and research and or sub contractor agreements relating to our oximetry technology with respect to these fields.

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

  Sports Watch — a sports watch for monitoring hear rate for sports enthusiast to monitor their wellness while training or engaging in sport activities without the requirement to wear a conventional chest strap or equivalent. This is a major and unique practical advantage over current products that we believe exist in the general leisure and wellness market.  As importantly, the watch will be able to read the heart rate without the sports enthusiast ceasing his physical activity. This will be made possible through the use of SPO’s patented RPO. Subject to raising significant additional funds, of which no assurance can be provided, we anticipate that the product could become commercially available during 2014.

Wellness Bracelet — an easy-to-use bracelet that can be worn to continually measure number of activities and calories burned by an individual performs on a daily basis; this potential product offering could be marketed to the large obesity market for adult and children alike. The bracelet features a display function to continuously measure the number of daily activities against preset recommended goals. SPO has designed and patented the functionality of the bracelet to be an affordable, simple-to-use, fashion accessory to encourage users to increase their mobility and overall wellness and to wear it with pride. We anticipate that the product should become commercially available during 2013. In December 2011, we signed an exclusive agreement with a large private time-piece manufacture to manufacture and sell the Company’s innovative wellness bracelet to department stores, mid-tier mass-market and food & drug stores throughout North America. The agreement specifies that the manufacturer will finance all costs associated with bringing the wellness bracelet to the marketplace. We and the manufacturer have agreed to divide the profit margin from the sale of the wellness bracelet net of all costs associated with manufacturing the wellness. The term of the agreement continues through December 2013. All intellectual property rights are retained by us.

  Our research and development activities as well as product design activities are primarily conducted on an outsourcing basis by our subsidiary SPO Ltd. located in Israel.

The following details commercially available products that utilize our unique pulse oximetry technology.

HoMedics Deluxe Pulse Oximeter TM — this private-label branded product addresses the sports and general recreational markets and is sold under the HoMedics brand via drug-store retailer outlets. It offers the general consumer an ability to monitor vital signs under motion for a variety of recreational purposes. The HoMedics Deluxe Pulse Oximeter TM was first introduced commercially during forth quarter of 2012. The product accounts for the principal amount of our revenues in 2012.

PulseOx 5500TM — a stand-alone commercial RPO spot check monitor for SpO2 and heart rate. The PulseOx 5500TM uses SPO patented technology to provide a medical device that is easier to use for many patients and less expensive to operate than any other device that is commercially available. Its main advantages include: (i) long lasting battery with more than 1,000 hours, using only a fraction of the power used by competitive devices and (ii) resistance to many forms of motion, reducing its susceptibility to the motion artifacts that are typical of other pulse oximetry devices. The PulseOx 5500 was launched commercially during the fourth quarter of 2004. The device was approved and registered by the Food and Drug Administration ("FDA") in June 2004. The device also carries the CE (European Directives 93/42/EEC and 90/385/EEC for regulatory and safety standards of medical equipment) and Canadian Standards Association (CSA) mark for safety and audited manufacturing processes, all of which were obtained in February 2005.

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

The PulseOx product line is subject to various licenses and distribution agreements that we have granted pursuant to which we are entitled to royalties from the PulseOx product line (whether distributed as a standalone or as part of bundled products). As of December 31, 2012, we have not generated revenues from these royalties.

Business Strategy

  Our mission is to build a profitable business that develops and commercializes wellness products that improve people's lives and provide reassurance of wellness and thereby increase stockholder value

To achieve our objectives, we are pursuing the following business strategies:

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

Suppliers

We currently outsource industrial design, associated prototyping activities and product manufacturing. However, the outsourcing of these operations may mean that some degree of risks related to delivery schedules, yields, and other factors are not directly under our control.

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

Since August 2012, we have partnered with HoMedics LLC, a distributor and manufacturer of leading brands in an array of consumer health, wellness and electronic lifestyle categories throughout the Americas, Europe, the Asia-Pacific region, Africa and the Middle-East, for the distribution of a private labeled, over the counter pulse oximeter for non-medial consumer wellness applications. Our revenues of $316,000 for the year ended December 2012 are primarily attributable to the arrangement with HoMedics.

Patents and Proprietary Information

We currently rely on a combination of patent, trade secret, copyright and trademark law, as well as non-disclosure agreements and invention assignment agreements, to protect proprietary information. However, such methods may not afford complete protection and there can be no assurance that other competitors will not independently develop such processes, concepts, ideas and documentation. As of April 2013, we held twelve patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our unique sensors for radiance based diagnostics using pulse oximetry. Although we believe that our existing issued patents provide a competitive advantage, there can be no assurance that the scope of our patent protection is or will be adequate to protect our technologies or that the validity of any patent issued will be upheld in the future.

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

Employees

As of April 11, 2013, we had two employees working on a full time basis. None of these employees are subject to collective bargaining agreements.

Competition

 We believe that most of the companies that possess oximetry technology are currently offering commercial solutions exclusively in the medical or related market applications. We are not aware of specific entities that have a similar strategy as implemented by the Company to target sports, baby monitoring and general wellness markets with their oximetry technology or resultant product offerings. We further believe that the reflective oximetry nature of the Company’s technology is a limiting factor for other entities to operate in non-medical or related market applications.

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

AVAILABLE INFORMATION

Our Internet website is located at http://www.spoglobal.com. This reference to our Internet websites do not constitute incorporation by reference in this report of the information contained on or hyperlinked from our Internet website and such information should not be considered part of this report.

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

We believe that our existing cash resources are insufficient to enable us to maintain operations as presently conducted and meet our obligations as they come due, as well pay outstanding loans which are currently due and payable. We will not be able to maintain operations as presently conducted beyond June 30, 2013 unless we raise additional funds or generate fees, whether through the issuance of our securities, licensing fees for our technology or otherwise. If we are unsuccessful in these efforts, we may consequently have to cease operations entirely.  Without adequate funding, we also may not be able to accelerate the development and deployment of our products, respond to competitive pressures and develop new or enhanced products. At the present time, we have no commitments for any financing, and there can be no assurance that capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders.   Any failure to achieve adequate funding will delay our development programs and product launches and could lead to abandonment of one or more of our development initiatives, as well as prevent us from responding to competitive pressures or take advantage of unanticipated acquisition opportunities. In addition to a number of outstanding amounts owed to suppliers and professional service providers, as at December 31, 2012 we owe approximately $1,456,000 on outstanding notes that we issued. We currently do not have the capital resources from which to pay these amounts.

Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations.

Even if we raise funds to address our immediate working capital requirements, we also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. In addition, the deterioration in the general economic environment that began in 2008 and continued into 2012 further complicates our capital raising efforts.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES AND NEGATIVE OPERATING CASH FLOWS IN THE FUTURE.

Our accumulated deficit was approximately $21 million as at December 31, 2012. We expect our operating losses to continue as we continue to expend resources to further develop and enhance our technology offering, to complete prototyping for  proof-of-concept, obtain regulatory clearances or approvals as required, expand our business development activities and finance capabilities and conduct further research and development. We also expect to experience negative cash flow in the short-term until licensing revenues become available through the implementation of the Company’s technology via client corporations for commercialization and distribution of products that include our technology.

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

As of April 2013, we have been issued twelve United States patents. One or more of the patents for our existing or future products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK

As of April 11, 2013, we had 100 million authorized shares of Common Stock, of which 62,132,063 shares of our Common Stock were issued and outstanding as of such date. An additional estimated 33,594,758 shares may be issued upon exercise or conversion of outstanding options, warrants and convertible securities. Many of the those options, warrants and convertible securities contain provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event or the exercise or conversion of any of the options, warrants or convertible securities described above would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

 We do not own any real property.

We lease approximately 250 square feet in Kfar Saba, Israel which are the administrative offices for our subsidiary SPO Ltd. We paid $2,520 for the use of the office space for each of the fiscal years 2012 and 2011.

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

	LOW	HIGH
Year Ended December 31, 2012
First Quarter	$.0088	$.04
Second Quarter	$.0035	$.016
Third Quarter	$.0050	$.0300
Fourth Quarter	$.0016	$.0400

Year Ended December 31, 2011
First Quarter	$0.05	$0.15
Second Quarter	$0.01	$0.18
Third Quarter	$0.03	$0.16
Fourth Quarter	$0.01	$0.08

As of April 11, 2013, there were approximately 160 holders of record of our Common Stock. We believe that a number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the exact number of beneficial owners of our stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

We sold no securities during the three months ended December 31, 2012:

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

OVERVIEW

SPO Medical Inc. (“we” or the “Company” or “SPO”) is engaged in the design and development of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood, which is known as Reflectance Pulse Oximetry (RPO). RPO functions using an ASIC (application specific integrated circuit), which is equivalent to a “customized” semi-conductor. Using this technology, a sensor can be positioned on various body parts, minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhance wireless, stand-alone configurations facilitating expanded commercial possibilities. As of April 2013, we held 12 patents issued by the United States Patent and Trademark Office ("USPTO") and European Patent Authorities covering various aspects of our technologies.

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

Since August 2012, we have partnered with HoMedics LLC, a distributor and manufacturer of leading brands in an array of consumer health, wellness and electronic lifestyle categories throughout the Americas, Europe, the Asia-Pacific region, Africa and the Middle-East, for the distribution of a private labeled, over the counter pulse oximeter for non-medial consumer wellness applications.

We recorded revenues of $316,000 for the twelve months ended December 31, 2012. Revenues resulted primarily from the initial shipments of a new consumer wellness product to mass-market retailers based in the United States. As of December 31, 2012, we had a backlog of approximately $500,000, consisting of orders for additional units of our wellness product that we expect to deliver into 2013. We have generated significant operating losses since inception and we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

However, we need to raise additional funds on an immediate basis in order to realize our business plan as well as pay outstanding loans in the approximate amount of $1,456,000, of which $1,081,000 mature during the year ended December 31, 2013. In January 2010, we restructured our operations in an attempt to focus primarily on our core technology for non-medical market operations. As of April 11, 2013, we had two employees working on a full-time basis. In addition, all research and development activities are performed on a sub-contracted basis. If we are unable to raise capital on an immediate basis, it may be necessary for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel and/or cease operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

REVENUE RECOGNITION

We generate revenues principally from product manufacturing and the provision of subcontracted research and development services. Revenues generated from product manufacturing are recognized when such products are shipped; subcontracted research and development services are recognized when such services are performed.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2012 (the “2012 Period”) AND THE YEAR ENDED DECEMBER 31, 2011 (the “2011 Period”)

REVENUES. Revenues for the 2012 Period were $316,000 compared to $20,000 in the 2011 Period. The increase in revenues during the 2012 Period as compared to the 2011 Period is attributable to initial shipments of our new consumer wellness product to mass-market retailers. The revenues in 2011 were derived from the provision of research and development services.

COSTS OF REVENUES. Costs of revenues include all costs related to products sold. Costs of revenues for the 2012 Period were $266,000 compared to $10,000 for the 2011 Period. The increase in cost of revenues is primarily attributable to increase in revenues.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net consist primarily of expenses incurred in the design, development and testing of our products net of government grants and participation by others. These expenses consist primarily of salaries and related expenses for personnel, contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses, net, for the 2012 Period were $10,000 compared to $57,000 for the 2011 Period. The decrease in research and development expenses, net in the 2012 Period as compared to the 2011 Period is primarily attributable to the decrease in the number of employees and other personnel resulting from the cessation by us in February 2011 of all internal research and development activities.

.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to consultants for the provision of public relations, promotion and marketing services geared to the recreational sports and wellness markets. Selling and marketing expenses for 2012 Period were $510,000, of which $499,800 were stock based non-cash expenses, compared to $1,142,000, of which $1,055,000 were stock based non cash expenses, for the 2011 Period. The decrease in selling and marketing expenses in the 2012 Period as compared to the 2011 Period is primarily attributable to the reduction in our utilization of consultancy related services.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the 2012 Period were $216,000 compared to $522,000 for the 2011 Period. The decrease in general and administrative expenses is primarily attributable to reductions in employee salaries and investor relation activities.

IMPAIRMENT OF PROPERTY AND EQUIPMENT, NET.  In February 2011, we transferred research and development activity to subcontractors and therefore ceased all internal research and development activities which resulted in a impairment to property and equipment in the amount of $96,000. There was no impairment recorded in 2012.

FINANCIAL INCOME (EXPENSE), NET. Financial expense net for the 2012 Period was $202,000. Financial income net, for the 2011 Period was $200,000. The principal items comprising the financial income (expense), net, were non-cash adjustments to warrants liabilities and convertible note discounts, interest on debt, and foreign exchange rate differences. The change from financial income in the 2011 Period to financial expense in the 2012 Period was primarily attributable to non-cash financial income recorded during the 2011 Period in the amount of $200,000 related to evaluation of warrants to issue shares and Exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Shekel (“NIS”) on  liabilities denominated in NIS held by the subsidiary.

NET LOSS. For the 2012 Period and 2011 Period, we had a net loss of $888,000 and $1,607,000, respectively. The decrease in net loss for the 2012 Period compared to the 2011 Period is primarily attributable to a reduction in our selling and marketing expenses in the approximate amount of $632,000, and in our reduced general and administrative expenses in the approximate amount of $306,000.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $1,456,000 and to realize our restructured business plan. Our currently existing cash resources are sufficient to satisfy our operating requirements through June 30, 2013. If we are unable to raise capital on an immediate basis through a financial raise or revenues sis, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel, or ceasing operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern. Any additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations.

As at December 31, 2012, we had approximately $24,000 cash and cash equivalents available to us, compared to $37,000 cash and cash equivalents as at December 31, 2011.

We generated negative cash flow from operating activities of approximately $336,000 during the 2012 Period compared to negative cash flow of $362,000 for the 2011 Period. The decrease in negative cash flows is primarily attributable to a reduction in share based compensation to service providers.

To date, we have financed our operations primarily from debt financing and the sale of our securities. See Notes 5, 9 and 16 in our consolidated financial statements accompanying this Annual Report on Form 10-K.

During 2012, we raised $356,000 from the private placement of our convertible promissory notes and other promissory notes. These notes are scheduled to mature between February 2013 and September 2013.

During the year ended December 31, 2012, we issued 18,078,234 shares of its common stock upon conversion of $94,000 in principal and accrued interest of convertible promissory notes.

Recently Issued Accounting Pronouncements

During 2012, there were no recently issued accounting pronouncements which were issued and which have relevancy to our business.

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

ITEM 9A. CONTROLS AND PROCEDURES

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

During the course of 2011 we affected a series of reductions in workforce that caused the number of our employees to drop from six as of December 31, 2010, to two as of December 31, 2012. As a result of this decline, we were unable to ensure a proper segregation of duties amongst different employees. This had an effect on our internal controls over financial reporting, primarily in the authorization, monitoring and segregation of duties.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, has, with the assistance of external financial advisor and our audit committee, conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, management employed the framework incorporated under the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on use of this framework, management believes that, as of December 31, 2012, the Company’s internal control over financing reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

 None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

The individuals who serve as our executive officers and directors are:

NAME	AGE	POSITION
Michael Braunold	53	President, Chief Executive Officer and Director
Sidney Braun	53	Director (1)

(1)	Audit Committee and Compensation Committee Member.

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

SIDNEY BRAUN has served as a director since April 21, 2005. From June 2004 to December 2006, Mr. Braun has served as the President and Chief Operating Officer for Med-Emerg International Inc. (MEII), a public healthcare services company incorporated in the Province of Ontario. Mr. Braun served on the board of directors from June 2004 until June 2009, and as chair of the strategic development committee during the last 2 years. Since September 2006, Mr. Braun is also a director of Romlight International Inc., an energy saving lighting solutions company. Since June 2009, Mr. Braun has served on the board of directors of AIM Health Group, a publically listed company on TSVX and as a member of their Audit Committee. Mr. Braun has extensive experience in commerce both in North America and Europe, including manufacturing, distribution and trading. Prior to his position at MEII and Romlight, Mr. Braun worked for many years in investment banking with a focus on emerging markets, and took several companies public in the UK, Germany and Switzerland. Mr. Braun’s wide experience both as an entrepreneur and in the finance markets affords the company access to wide array of prospective financing parties.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2012, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation for the last fiscal year awarded to, earned by, or paid to our Chief Executive Officer, our sole executive officer (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
MICHAEL BRAUNOLD	2012	$159,000	(1)	—	—	$49,537	(2)	$208,537
President and Chief Executive Officer	2011	$159,000	(3)	—	—	$43,991	(4)	$202,991

(1)	Of this amount, $48,689 was paid in 2012 and $110,311 is being deferred.

(2)	Reflects payments made by us in connection with a leased automobile and related benefits ($14,158), accrued vacation, and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($35,379 of which $32,486 is being deferred).

(3)	Of this amount, $28,297 was paid in 2011 and $130,703 is being deferred.

(4)	Reflects payments made by us in connection with a leased automobile and related benefits ($3,303), accrued vacation, and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($40,688 of which $35,592 is being deferred).

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning unexercised options and stock that has vested for each of our executive officers named in the Summary Compensation Table that are outstanding as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2012

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

EMPLOYMENT AGREEMENTS WITH SOLE EXECUTIVE OFFICER

MICHAEL BRAUNOLD. On May 18, 2005, we entered into an employment agreement with Michael Braunold, pursuant to which he serves as our Chief Executive Officer and President. On such date, Mr. Braunold and SPO Ltd., entered into an employment agreement pursuant to which Mr. Braunold serves as SPO Ltd.'s Chief Executive Officer. Each of the agreements with us and SPO Ltd. continues in effect through May 18, 2010; thereafter, the agreement and is automatically renewable for successive two year terms unless we or Mr. Braunold indicate in writing, upon 90 days prior to the scheduled termination of the term that such party does not intend to renew the agreement. Mr. Braunold is currently entitled to a monthly salary of $13,250 under the agreement with SPO Ltd. However, in order to reduce operating expenses and conserve cash, since July 2008 Mr. Braunold has been deferring a part of his salary and social benefits due thereon until such time as our cash position permits payment of salary in full without interfering with our ability to pursue our plan of operations, and, as of December 31, 2012, such deferred amount totaled an aggregate of $575,608. The agreements may be terminated by Mr. Braunold for any reason on 60 days written notice or for Good Reason (as defined in the employment agreement) or by us for Just Cause (as defined in the employment agreement) or for any other reason. In the event of a termination by Mr. Braunold for Good Reason or by us for any reason other than Just Cause, we are to pay Mr. Braunold an amount equal to (i) if such termination occurs during the initial term of the agreement, the base salary then payable, if any, for the longer of (a) the period from the date of such termination to the end of the initial term as if the agreement had not been so terminated and (b) twelve months and (ii) if such termination occurs after the initial term, the base salary then payable, if any, for a period of twelve months as if the agreement had not been so terminated. Mr. Braunold was granted options in December 2005 under our 2005 Equity Incentive Plan (the “2005 Plan”) to purchase up to 250,000 shares of our Common Stock at a per share exercise price of $0.60, all of which options are currently exercisable. In December 2008, Mr. Braunold was awarded options to purchase up to 200,000 additional shares of Common Stock under the 2005 Plan, at a per share exercise price of $0.13, all of which options were exercisable upon grant.

The agreement includes certain customary intellectual property development rights, confidentiality and non-compete provisions that prohibit the executive from competing with us for one year, or soliciting our employees for one year, following the termination of his employment.

COMPENSATION OF DIRECTOR

The following table summarizes data concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2012.

	Fees Earned		Option
	or paid		Awards($)	Total
Sidney Braun	$10,000	(1)		$10,000

(1)	Of this amount, $10,000 is being deferred (total deferred as of December 31, 2012 was $20,000).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the close of business on April 11, 2013, concerning shares of our common stock beneficially owned by each director and named executive officer, each other person beneficially owning more than 5% of our Common Stock and by all directors and executive officers as a group.

In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of April 11, 2013. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 62,132,063 shares of Common Stock outstanding at April 11, 2013.

	Common Stock Percentage of
Name of Beneficial Owner (1)	Beneficially Owned (2)		Common Stock

Michael Braunold	1,193,922	(3)	1.9%

Sidney Braun	175,000	(4)	*

All officers and directors as a group (2 persons)	1,543,922		2.5%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o SPO Medical, 3 Gavish Street, POB 2454, Kfar Saba, Israel 44425.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except where indicated by footnote and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of voting securities shown as beneficially owned by them.

(3)	Includes 450,000 shares of our Common Stock that are issuable upon exercise of vested options issued under our 2005 Equity Incentive Plan (the "2005 Plan").

(4)	Represents (i) shares issuable upon exercise of currently exercisable options under the Company's 2005 Non-Employee Directors Stock Option Plan and (ii) warrants to purchase 100,000 shares of our Common Stock issued in December 2009.

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

The following table presents information as of December 31, 2012 with respect to compensation plans under which equity securities were authorized for issuance, including the 2005 Plan and the Non-Employee Directors Plan and agreements granting options or warrants outside of these plans.

	NUMBER OF SECURITIES
	TO BE ISSUED UPON	WEIGHTED- AVERAGE	NUMBER OF SECURITIES
	EXERCISE OF	EXERCISE PRICE OF	REMAINING AVAILABLE FOR
	OUTSTANDING OPTIONS,	OUTSTANDING OPTIONS,	FUTURE ISSUANCE UNDER
	WARRANTS OR RIGHTS	WARRANTS OR RIGHTS	EQUITY COMPENSATION PLANS

Equity compensation plans approved by security holders	1, 900,000	$0.46	130,000
Equity compensation plans not approved by security holders	11,836,615	$0.08
Total	13,736,615	$0.12	130,000

NON-SHAREHOLDER APPROVED PLANS

The following is a description of options and warrants granted to employees, directors, advisory directors and consultants that were outstanding as of December 31, 2012.

As of December 31, 2012, we had outstanding options and warrants to purchase an aggregate of 11,836,615 shares of our Common Stock which were granted outside of the Plans. These are comprised of the following: (i) Penny warrants issued to a former executive officer (446,383), to service providers (7,002,303), to employees (345,000) and to a former CFO (200,000), (ii) 3,742,929 warrants issued to service providers (iii) 100,000 warrants issued to Directors in lieu of fees owed to them.

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

Director Independence

The Board believes that Sidney Braun meets the independence criteria set out in Rule 4200(a)(14) of the Marketplace Rules of the National Association of Securities Dealers and the rules and other requirements of the SEC. Mr. Braun was appointed to the Audit Committee in 2005, and is presently the sole member of the committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., Certified Public Accountants, a member firm of Deloitte Touche Tohmatsu Limited, for the audit of our annual financial statements for the year ended December 31, 2012 and 2011.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2012	December 31, 2011
Audit Fees	$26,500	$26,500
Audit Related Fees	$—	—
Tax Fees	$3,500	$3,500
All Other Fees	$—	—
Total	$30,000	$30,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT NO.	DESCRIPTION

2.1	Restated Capital Stock Exchange Agreement dated as of April 21, 2005 among the Company, SPO Ltd. and the SPO Ltd. shareholders specified therein. (1)
3.1*	Amended and Restated Certificate of Incorporation of the Company. (2)
3.2	Bylaws of the Company (1)
3.3	Articles of Association of SPO Medical Equipment Ltd. (3)
4.1	Form of Promissory Note issued to certain investors. (1)
4.2	Form of Warrant Instrument issued to certain investors.(1)
4.3	Form of Promissory Note issued in connection with the Subscription Agreement referred to in Item 10.1. (5)
4.4	Form of Warrant issued in connection with the Agreement referred to in Item 10.1 (4)
4.5	Form of Warrant (5)
4.6	Form of Common Stock Purchase Warrant (5)
4.7	Form of Investor Warrant used in the Financing Referred to in Exhibit 10.20. (6)
10.1	Form of subscription Agreement with certain investors. (4)
10.2	Employment Agreement effective as of May 18, 2005 between the Company and Michael Braunold. (7)+
10.3	Employment Agreement effective as of May 18, 2005 between SPO Ltd. and Michael Braunold. (7)+
10.4	Company's 2005 Equity Incentive plan
10.5	Company's 2005 Non-Employee Directors Stock option Plan
10.5	Form of Subscription Agreement between SPO Medical Inc. and certain Buyers (4)
10.6	Form of First Amendment to Subscription Agreement between SPO Medical Inc. and parties thereto. (8)
10.6	Form of Second Amendment to an SPO Subscription Agreement (8)
10.7	Form of Warrant Exercise and Note Conversion Agreement dated as of March 26, 2008 (9)
10.9	Form of Subscription Agreement (9)
10.14	Alliance and License Agreement, dated as of December 1, 2009 between SPO Medical Equipment Ltd. and SPO Medical Systems Ltd. (10)
10.15	Placement Agency Agreement dated as of July 12, 2010 by and between SPO Medical Inc. and Emerson Equity LLC. (6)
10.16	Form of Subscription Agreement. (6)
14.1	Code of Conduct (11)
31*	Certification of the Chief Executive Officer (Principal Executive officer and Principal financial and accounting officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of the Chief Executive Officer (Principal Executive officer and Principal financial and accounting officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+  Management Agreement

*  Attached hereto

(1)	Incorporated by reference to Current Report on Form 8-K filed April 27, 2005.
(2)	Incorporated by reference to the Company's Annual Report Form 10-K for the year ended December 31, 2010
(3)	Incorporated by reference to the Company's Annual Report Form 10-KSB for the fiscal year ended December 31, 2005
(4)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended September 30, 2006
(5)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended March 31, 2008
(6)	Incorporated by reference to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 2010
(7)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended June 30, 2005
(8)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended September 30, 2006
(9)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended March 31, 2008
(10)	Incorporated by reference to the Company's Annual Report Form 10-K for the year ended December 31, 2010
(11)	Incorporated by reference to the Company's Annual Report Form 10-KSB for the fiscal year ended December 31, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 11, 2013	/s/ Michael Braunold
Michael Braunold
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Sidney Braun	Chairman, Director	April 11, 2013
Sidney Braun

/s/ Michael Braunold	President, Chief Executive Officer and Director	April 11, 2013
Michael Braunold

SPO MEDICAL INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2012

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

SPO MEDICAL INC.

We have audited the accompanying consolidated balance sheets of SPO MEDICAL INC. ("the Company") and its subsidiary as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements, present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United states of America.

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

/s/ Brightman Almagor Zohar & Co.

Certified Public Accountants

A member firm of Deloitte Touche Tohmatsu Limited

Tel-Aviv, Israel

April 4, 2013

SPO MEDICAL INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	December 31,	December 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$24	$37
Prepaid expenses and other accounts receivable	10	4

	34	41

LONG TERM INVESTMENTS

Severance pay fund	142	122
	142	122

Total net assets	$176	$163

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Overdraft	$—	$5
Short-term loans	1,081	1,170
Trade payables	5	6
Employees and Payroll accruals	563	529
Accrued expenses and other liabilities	502	631
	2,151	2,341

Long-Term Liabilities
Warrants to issue shares	18	17
Long-Term Loans	375	71
Accrued severance pay	235	213
	628	301

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock of $0.01 par value
Authorized - 2,000,000 shares, issued and outstanding - none
Common stock $0.01 par value-
Authorized - 100,000,000 and 50,000,000 shares, issued and outstanding - 56,463,544 and 36,173,249 shares as at December 31, 2012 and 2011, respectively	565	359
Additional paid-in capital	17,832	17,274
Accumulated deficit	(21,000)	(20,112)
	(2,603)	(2,479)
Total liabilities and stockholders’ deficiency	$176	$163

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.

CONSOLIDATED STATEMENT OF OPERATIONS

U.S. dollars in thousands (except share data)

	Years ended December 31,
	2012	2011

Revenues	$316	$20
Cost of revenues	266	10

Gross profit	50	10

Operating expenses
Research and development, net	$10	$57
Selling and marketing	510	1,142
General and administrative	216	522
Impairment of property and equipment, net	—	96

Total operating expenses	736	1,817

Operating loss	(686)	(1,807)

Financial income (expense), net	(202)	200
Net Loss for the period	$(888)	$(1,607)

Basic and diluted loss per share	$(0.02)	$(0.05)
Weighted average number of shares outstanding used in computation of basic loss per share	44,610,818	33,570,581

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

U.S. dollars in thousands (except share data)

	Stock Capital	Additional paid-in Capital	Accumulated Deficit	Total
Balance as of December 31, 2010	$325	$16,062	$(18,505)	$(2,118)

Issuance of ordinary stock to service providers	25	118		143
Issuance of warrants to service providers		1,079		1,079
Exercise of Penny warrants	1			1
Extension of options to employees		13		13
Conversion of convertible debt to shares	8	2		10
Net Loss			(1,607)	(1,607)
Balance as of December 31, 2011	$359	$17,274	$(20,112)	$(2,479)

Issuance of ordinary stock to service providers	3	—		3
Issuance of warrants to service providers		500		500
Issuance of warrants to an investor		10		10
Exercise of Penny warrants	22			22
Conversion of convertible debt to shares	181	(46)		135
Issuance of debt containing beneficial conversion feature		94		94
Net Loss			(888)	(888)
Balance as of December 31, 2012	$565	$17,832	$(21,000)	$(2,603)

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share data)

	Years ended December 31,
	2012	2011

Cash Flows from Operating Activities
Net Loss for the period	$(888)	$(1,607)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	—	15
Non-cash expenses related to convertible debt	89	—
Stock-based compensation expenses related to employees, service providers	503	1,236
Non-cash expense related to warrants to issue shares	1	(201)
Impairment of property and equipment, net	—	96
Changes in assets and liabilities:
Increase in accrued interest payable on loans	42	73
Decrease (Increase) in prepaid expenses and other receivables	(6)	30
Increase (decrease) in accounts payable	(1)	(39)
Increase (decrease) in accrued severance pay, net	2	(41)
Increase (decrease) in accrued expenses and other liabilities	(78)	76
Net cash used in operating activities	(336)	(362)

Cash Flows from Financing Activities
Overdraft, net	—	(3)
Payments of loans	(33)	—
Proceeds from loan	356	402
Net cash provided by financing activities	323	399

Decrease in cash and cash equivalents	(13)	37
Cash and cash equivalents at the beginning of the period	37	—
Cash and cash equivalents at the end of the period	$24	$37

Non cash transactions
Conversion of convertible debt to shares	$135	$10
Exercise of warrants in consideration of concession of debt	$22	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$43	$28

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

The Company and its subsidiary, SPO Ltd., are collectively referred to as the "Company". In January 2010, the Company restructured its operations to focus primarily on licensing its core technology for non-medical market applications. Following the restructure, the Company ceased its previous operations associated with the distribution of the PulseOx line in the medical field. In February 2011, the Company transferred research and development activities to subcontractors, thereby ceasing all internal research and development activities.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2012, resulted in a net loss of $888, and the Company’s balance sheet reflects a net stockholders’ deficit of $2,603. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. These matters raise doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. As disclosed in previous filings with the Securities and Exchange Commission, management has been attempting to raise additional cash from current and potential stockholders and plans to continue these efforts. There can be no assurance that this capital will be available and if it is not, the Company may be forced to substantially curtail or cease exploration block acquisition and/or exploration and development expenditures. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Property and Equipment:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Computer and peripheral equipment three - seven years

Office furniture and equipment seven - fifteen years

Leasehold improvement Over the term of the lease

In accordance with ASC 360-10, “Accounting for Impairment or Disposal of Long-Lived Assets”, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future undiscounted cash flows. If so indicated, an impairment loss would be recognized for the difference between the carrying amount of the asset and its fair value. Impairment losses were $0 and $96 in the years ended December 31, 2012 and 2011, respectively.

Revenue recognition:

The company generates revenues principally from manufacturing of products, on a subcontracted basis, and licensing of its core technology for non-medical market applications. Revenues are recognized when products are shipped and when the license fee is fixed, determinable and collectability is reasonably assured.

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

	Year ended December 31,
	2012	2011

Selling and marketing	$500	$1,055
General and administrative	3	139
Financing	—	42
	$503	$1,236

Share-based compensation cost relating to stock options recognized in 2012 and 2011 is based on the value of the portion of the award that is ultimately expected to vest. ASC 718-10 requires forfeitures to be estimated at the time of grant in order to estimate the portion of the award that will ultimately vest. Such portion is currently estimated at 0%, based on the Company's historical rates of forfeiture.

Under ASC 718-10, the fair market value of option grants was estimated on the date of grant using the “Black-Scholes option pricing” method with the following weighted-average assumptions: (1) expected life of 3 or 5 years (as per option's terms); (2) dividend yield of 0% (3) expected volatility of 273% (4) risk-free interest rate of approximately 0.4% in 2010.

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

NOTE 4	PROPERTY AND EQUIPMENT

	December 31,
	2012	2011
Cost:
Office furniture and equipment	$5	$5

Accumulated depreciation:
Office furniture and equipment	$5	$5

Property and Equipment, net	$—	$—

Depreciation expenses for the years ended December 31, 2012 and 2011 amounted to $0 and $15, respectively.

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

NOTE 5 LOANS PAYABLE

In December 2005 the Company completed the private placement to certain accredited investors that commenced in April 2005 for the issuance of up to $1,544 of units of its securities, with each unit comprised of (i) the Company’s 18 month 6% promissory note (collectively, the "April 2005 Notes") and (ii) three year warrants to purchase up to such number of shares of the Company’s Common Stock as are determined by the principal amount of the Note purchased by such investor divided by $ 0.85 (collectively the "April 2005 Warrants"). The Company and the holders of $1,464 in principal amount of the April 2005 Notes subsequently agreed to (a) extend the maturity term of the April 2005 Notes through March 26, 2008, (b) extend  the exercise period of the April 2005 Warrants from three to five years with an expiration date of September 26, 2010 and adjust the per share exercise price thereof to $0.60 and (c) increase the interest rate on the amounts outstanding under the April 2005 Notes to 8% per annum, effective July 12, 2006. Holders of notes in the principal amount of $125 that have agreed to the extension of the maturity date on the notes,  have since exercised their warrants and converted the interest accrued there on into Common Stock; a holder of an April 2005 Notes in the principal amount of $50 was repaid.   All of the extended notes matured on March 26, 2008.

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

As of December 31, 2012, the remaining outstanding April 2005 Notes principal and accrued interest totaled $624.

In July 2006, the Company commenced a private placement of units of its securities, the “Loan Notes”, with each unit comprised of (i) the Company’s 8% month promissory note due 12 months from the date of issuance and (ii) warrants as described below, pursuant to which the Company raised $550 (the maximum amount that could be raised from this offering). Under the terms of the offering, the principal and accrued interest was due in one balloon payment at the end of the twelve month period. Each purchaser of the notes received warrants, exercisable over a period of two years from the date of issuance, to purchase 16,250 shares of Common Stock for each $25 of principal loaned, at a per share exercise price equal to the lower of $1.50 or 35% less than any offering price at an initial public offering of the Company's Common Stock during the warrant exercise period. During 2007, the Company offered to the holders of the notes to convert the principal and accrued interest into shares of the Company’s Common Stock at a per share conversion price of $0.90. The holders of $238 of the principal amount agreed to convert the principal and accrued interest thereon into shares of the Company’s Common Stock. In 2007, the Company repaid to one note holder the principal amount of $75 and the accrued interest thereon. On December 31, 2009 the Company and a holder of a Loan Notes in the principal amount of $150 agreed to extend the note’s maturity date to December 31, 2011 in consideration of the issuance of warrants to purchase up to 50,000 shares of the Company’s Common Stock, at a per share exercise price of $0.01 exercisable for a period of three years. On June 30, 2010, the company issued 105,074 restricted shares of our Common Stock to a note holder in satisfaction of $16 owed to such holder and the cancellation of previously issued warrants to purchase up to 7,800 shares of the Company's Common Stock. As of December 31, 2012, approximately $176 in respect of the principal and accrued interest on these notes remains outstanding.

On March 25, 2011, the Company and one of its stockholders entered into a loan agreement pursuant to which the stockholder loaned to the Company $50 for working capital purposes. The original maturity date of the loan was March 25, 2012. The loan bears interest at a per annum rate of 8% and is payable on demand.

In May 2011, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company issued an 8% convertible promissory note in the principal amount of $50 that is convertible into shares of the Company’s Common Stock. The loan, together with accrued interest, was originally scheduled to mature in May 2012. Commencing November 4, 2011, the Investor is entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date. For financial reporting purposes, the conversion feature was recorded in short term liabilities at its fair value of $41. Accordingly, the company recorded a discount of $41 on the convertible promissory note to be amortized through November 4 2011. As of December 2012, the investor converted the promissory note and accrued interest into equity.

On May 18, 2011 the Company and an investor signed a Term Sheet regarding an Equity line of credit which was consummated via an Investment Agreement signed on July 7, 2011. According to the Investment Agreement the investor committed to purchase, subject to certain restrictions and conditions, up to $5 million of the Company's common stock, par value $0.01 per share over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by the investor pursuant to the Investment Agreement. Pursuant to the terms of a Registration Rights Agreement dated as of July 5, 2011 between the Company and the investor, the Company is obligated to file, by September 5, 2011, a registration statement with the Securities and Exchange Commission to register the resale by the investor of the shares of common stock issued or issuable under the Investment Agreement.  The Company is required to initially register 10,000,000 shares of common stock. The Company is obligated to use all commercially reasonable efforts to have the registration statement declared effective within 90 days after the filing. In connection with the Investment Agreement, the Company issued 166,666 shares of its Common Stock as a document preparation fee. As of December 2012 the Company has not filed this registration statement.

In June 2011, the Company received from an investor net proceeds of $25 in consideration for the purchase of shares of the Company’s Common Stock. In connection therewith, in June 2011, the Company issued to the investor 166,667 shares of the Company’s Common Stock.

In August and November, 2011, the Company received $75 and $200 from existing investors on account for loans. The loans are scheduled to mature in August and November 2013 and bear interest at the rate of 10% per annum. Principal and accrued interest is convertible into shares of the Company’s common stock at the option of the holder at the conversion price of $0.15 per share. In January 2012 the Company issued to the investor warrants, exercisable through August and November, 2015, to purchase, in the aggregate, up to 916,668 shares of our common stock at a per share exercise price of $0.15.

On January 31, 2012, the Company entered into a Securities Purchase Agreement with an investor pursuant to which it issued its 8% convertible promissory note in the principal amount of $50. The loan, together with accrued interest, is scheduled to mature on February 7, 2013. The Investor is entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date. As of December 2012, the investor converted the promissory note and accrued interest into equity.

On March 22, 2012, the Company entered into Convertible Note Agreements with two investors pursuant to which the Company received $25 from each investor. The original maturity date of the Notes was originally scheduled for September 22, 2012.The Notes bear interest at a per annum rate of 20%. The Notes and accrued interest are convertible to common stock of the Company at a conversion rate of $0.08 per share. The maturity date was extended to September 22, 2013.

On May 1, 2012, the Company entered into a Convertible Note Agreement with an investor pursuant to which the Company received $25. The maturity date of the Note was November 1, 2012. The Note bears interest at a per annum rate of 20%. The Note and accrued interest are convertible to common stock of the Company at a conversion rate of $0.08 per share. The maturity date was extended to March 22, 2013 and the Company is in discussions with the investor to further extend the maturity date.

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

On August 27, 2012, the Company entered into a Loan Agreement with an investor pursuant to which the Company is to be advanced $29 in monthly installments ranging from $4 to $1 from August 2012 through June 2013. As of December 31, 2012, the Company received $15 pursuant to the loan agreement. The loan is due on demand and is non-interest bearing.

On November 20, 2012, the Company entered into a Convertible Note Agreement pursuant to which the Company received $32.5. The original maturity date of the note is May 19, 2013. The note bears interest at a per annum rate of 8%. Commencing November 20, 2013, the Investor is entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date.

NOTE 6 EMPLOYEES AND PAYROLL ACCRUALS

The Company recorded liability to its employees in respect of unpaid salaries and employment benefits, which also includes accruals for salaries and benefits thereon that have been deferred since July 2008. On July 15, 2010, the Company issued to part of the employees three year warrants to purchase up to 345,000 shares of the Company’s Common Stock at a per share exercise price of $0.01 in consideration of the waiver by such employees of amounts payable to them. As of December 31, 2012, the Company’s liability to its employees in respect of unpaid salaries aggregated $563.

NOTE 7 ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31,
	2012	2011

Royalties to the office of the Chief Scientist	$386	$386
Other accrued expenses	116	245
	$502	$631

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

Severance pay expense for the year ended December 31, 2012 amounted to $2. Severance pay income for the year ended December 31, 2011 amounted to $41 due to settlements with former employees.

NOTE 9 COMMON STOCK

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

On January 11, 2012, warrants with an exercise price of $0.01 were exercised for 2,212,061 of the Company’s shares of Common Stock.

On March 20, 2012, the Company issued 250,000 shares to a former employee in consideration of the settlement of all amounts owed to the former employee.

During the year ended December 31, 2012, the Company issued 18,078,234 shares of its common stock upon conversion of $94 in principal and accrued interest of convertible promissory notes.

NOTE 10 WARRANTS

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

Warrants issued in conjunction with the July 29, 2010 offering were accounted for as derivative liabilities. The fair value of the warrants at December 31, 2012 was calculated using Black-Scholes and the following assumptions, estimated life of 0.58 to 0.71 years remaining, volatility of 307% to 327%, risk free interest rate of 0.11%, and dividend yield of 0%.

On January 3, 2012, 916,670 warrants were issued to an investor in conjunction with financing. The fair value of the warrants was calculated using Black-Scholes and the following assumptions, estimated life of 2.84 years remaining, volatility of 319%, risk free interest rate of 0.40%, and dividend yield of 0%.

NOTE 11 STOCKHOLDER'S DEFECIENCY

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

With respect to compensation expenses recorded in 2012 and 2011, relating to options granted through December 31 2012, the Company applied the provisions of ASC 718-10, which require employee share-based equity awards to be accounted for under the fair value method, ASC 718-10  requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods.

During 2012 and 2011 the Company recorded Stock-based compensation expenses in the amount of $503 and $1,236, respectively.

The 2005 Plan and the Non-Employee Directors Plan authorized options exercisable into 1,900,000 shares of common stock at an exercise price of $0.39. As of December 31, 2012, options for an aggregate of 130,000 shares of Common Stock remain available for future grants under the Company’s 2005 Plan and 2005 Directors Plan.

Stock Options:

Options outstanding and exercisable at December 31, 2012 and 2011:

	December 31, 2012
	Amount of Options	Weighed Average Exercise Price

Outstanding at the beginning of the year	1,680,000	$0.42
Forfeited	(130,000)	0.13
Outstanding at the end of the year	1,550,000	$0.46

Exercisable at the end of the year	1,550,000	$0.46

	December 31, 2011
	Amount of Options	Weighed Average Exercise Price

Outstanding at the beginning of the year	1,820,000	$0.42
Forfeited	(140,000)	0.05
Outstanding at the end of the year	1,680,000	$0.43

Exercisable at the end of the year	1,680,000	$0.43

The options outstanding as of December 31, 2012, have been separated into ranges of exercise price as follows:

Range of exercise price	Options outstanding as of December 31, 2012	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2012	Weighted average exercise price of options exercisable

$0.13	674,000	4.92	$0.13	674,000	$0.13
$0.15	133,000	5.83	$0.15	133,000	$0.15
$0.60	483,000	2.73	$0.60	483,000	$0.60
$0.78	100,000	2.00	$0.78	100,000	$0.78
$0.85	60,000	3.39	$0.85	60,000	$0.85
$1.85	100,000	3.80	$1.85	100,000	$1.85
	1,550,000	4.00	$0.46	1,550,000	$0.46

Stock warrants

The Company has the following warrants outstanding:

Issuance date	Number of warrants issued	Exercise price	Exercisable as of December 31, 2012	Exercisable through

2005-2010 (1)	8,210,322	0.01	8,210,322	December 2012-September 2015

2009 (2)	100,000	0.80	100,000	December 2014
2010-2011 (3)	1,215,914	0.15	1,215,914	July- May 2014
2010 (4)	2,310,379	0.25	2,310,379	July -September 2013
2012 (5)	916,668	0.15	916,668	October 2015

(1)	Penny warrants issued to employees 345,000, service providers 7,218,939, and ex-employees 646,383.
(2)	Warrants issued to directors in lieu of outstanding fees owed to them.
(3)	600,000 warrants issued to lenders in return for extension of the their loans, 37,500 to a service provider and 578,414 warrants issued in connection with capital raise during 2010 and 2011 (see also Note 10)
(4)	Warrants issued in connection with capital raise during 2010 (see also Note 10)
(5)	Warrants issued to investors

Dividends

The Company does not intend to pay cash dividends in the foreseeable future.

NOTE 12	FINANCIAL INCOME (EXPENSE)

Financial income (expense) are comprised of the following:

	2012	2011
Non-cash expenses related to conversion features	$(89)	$—

Non-cash income related to warrants to issue shares	1	200

Interest in respect of debt instruments	(117)	(123)

Exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Shekel (“NIS”) on liabilities denominated in NIS held by the subsidiary	(30)	138

Other	33	(15)
	$(202)	$200

NOTE 13 DEFERRED TAXES

Measurement of taxable income under the Income Tax Law (Inflationary Adjustments), 1985:

The results for tax purposes of the Israeli subsidiary are measured in terms of earnings in NIS. As explained in Note 3, the functional currency is the U.S. dollar., The Company has not provided deferred income taxes on the difference between the functional currency and the tax bases of assets and liabilities at the Israeli subsidiary.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	December 31,
	2012	2011

Tax on net operating losses carryforward	$5,547	$5,361
Less - valuation allowance	(5,547)	(5,361)
	$—	$—

The Company has provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

Net operating loss carryforwards as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011

Israel	$9,027	$8,637
USA	9,401	9,149
Total	$18,428	$17,786

Net operating losses in Israel may be carried forward indefinitely. Net operating losses in the U.S. are available through 2032.

NOTE 14 COMMITMENTS AND CONTINGENCIES

Government of Israel

The Company’s wholly owned subsidiary, SPO Ltd., is committed to pay royalties to the Office of the Chief Scientist of the Government of Israel (“OCS”) on sales of products, the research and development of which the OCS has participated in by way of grants, up to the amount of 100%-150% of the grants received plus interest at dollar LIBOR. The royalties are payable at a rate of 3% for the first three years of product sales and 3.5% thereafter. The total amount of grants received or accrued, net of royalties paid or accrued, as of December 31, 2012 was $1.3 million. The refund of the grants is contingent upon the successful outcome of the research and development and the attainment of sales. The Company has no obligation to refund these grants, if sales are not generated. The financial risk is assumed completely by the OCS. The grants were received from the OCS on a project-by-project basis. If the project fails the Company has no obligation to repay any grant received for the specific unsuccessful or aborted project. As of December 31, 2012 the Company has recorded a provision for $386 (2011 - $386) in royalties from sales of its products. Owing to the current financial situation of the Company, the Company has deferred these payments under an informal agreement with the OCS.

NOTE 15 SUBSEQUENT EVENTS

On January 4, 2013, the Company entered into a Convertible Note Agreement pursuant to which the Company received $32.5. The scheduled maturity date of the note is January 4, 2014. The note bears interest at a per annum rate of 8%. Commencing 180 days after the date of the loan, the Investor is entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date.

On February 5, 2013, the Company entered into a Convertible Note Agreement pursuant to which the Company received an additional $32.5 from the above referenced investor. The scheduled maturity date of the note is February 5, 2014. The note bears interest at a per annum rate of 8%. Commencing 180 days after the date of the loan, the Investor is entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date.

