Form 10-Q
period 2013-03-31
SPO Medical Inc
filed 2013-05-13
CIK 716778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2013 or

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [ X ]   No   [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]   No   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a Smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] (Do not check if a smaller reporting company) smaller reporting company  [ X ]

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [ X ]

As of May 13, 2013, SPO Medical Inc. had outstanding 72,132,063 shares of common stock, par value $0.01 per share.

INDEX PAGE

1

 FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-Q. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "INTENDS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY'S TECHNOLOGY; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, SUFFICIENCY OF CASH RESERVES, THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL NEEDED FINANCING; GOING CONCERN QUALIFICATIONS; THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY'S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; INFLATION; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS AFFECTING THE TECHNOLOGY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

2

ITEM 1. FINANCIAL STATEMENTS

SPO MEDICAL INC. AND ITS SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	March 31,	December 31,
	2013	2012
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$20	$24
Accounts receivable - trade	66	—
Prepaid expenses and other accounts receivable	3	10

	89	34

LONG TERM INVESTMENTS

Severance pay fund	146	142
	146	142

Total net assets	$235	$176

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Short-term loans	$1,417	$1,081
Trade payables	56	5
Employees and Payroll accruals	594	563
Accrued expenses and other liabilities	504	502
	2,571	2,151

Long-Term Liabilities
Warrants to issue shares	7	18
Long-Term Loans	76	375
Accrued severance pay	245	235
	328	628

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock of $0.01 par value
Authorized - 2,000,000 shares, issued and outstanding - none
Common stock $0.01 par value-
Authorized - 100,000,000 and 50,000,000 shares, issued and outstanding - 62,132,063 and 56,463,544 shares as at March 31, 2013 and December 31, 2012, respectively	621	565
Additional paid-in capital	17,862	17,832
Accumulated deficit	(21,147)	(21,000)
	(2,664)	(2,603)
Total liabilities and stockholders’ deficiency	$235	$176

 The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC. AND ITS SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share data)

	Three months ended March 31,
	2013	2012
	Unaudited

Revenues	$149	$—
Cost of revenues	125	—

Gross profit	24	—

Operating expenses
Selling and marketing	$—	$132
General and administrative	116	58

Total operating expenses	116	190

Operating loss	(92)	(190)

Financial income (expense), net	(55)	(60)
Net Loss for the period	$(147)	$(250)

Basic and diluted loss per share	$(0.00)	$(0.01)
Weighted average number of shares outstanding used in computation of basic loss per share	58,734,518	41,232,793

The accompanying notes to these financial statements are an integral part thereof.

 SPO MEDICAL INC. AND ITS SUBSIDIARY

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Three months ended March 31,
	2013	2012
	Unaudited
Cash Flows from Operating Activities
Net Loss for the period	$(147)	$(250)
Adjustments to reconcile loss to net cash used in operating activities:
Non-cash expenses related to convertible debt	52	16
Stock-based compensation expenses related to employees, service providers	—	122
Non-cash expense related to warrants to issue shares	(11)	(2)
Changes in assets and liabilities:
Increase in accrued interest payable on loans	10	22
(Increase) in accounts receivables	(66)	—
Decrease in prepaid expenses and other receivables	7	4
Increase in accounts payable	51	9
Increase in accrued severance pay, net	6	7
Increase (decrease) in accrued expenses and other liabilities	33	(36)
Net cash used in operating activities	(65)	(108)

Cash Flows from Financing Activities
Payments of loans	(9)	—
Proceeds from loan	70	100
Net cash provided by financing activities	61	100

Decrease in cash and cash equivalents	(4)	(8)
Cash and cash equivalents at the beginning of the period	24	37
Cash and cash equivalents at the end of the period	$20	$29

Non cash transactions
Conversion of convertible debt to shares	$32	$37
Exercise of warrants in consideration of concession of debt	$—	$22
Discount on convertible notes recognized to beneficial conversion feature	$54	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$18	$7

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

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 8-03 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2013 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

Certain prior years' amounts have been reclassified in conformity with current year's financial statements.

NOTE 3    -     Going Concern

As reflected in the accompanying financial statements, the Company’s operations for the three months ended March 31, 2013, resulted in a net loss of $147 and the Company’s balance sheet reflects a net stockholders’ deficit of $2,664. The Company’s ability to continue operating as a “going concern” is dependent on its ability to generate additional revenues or raise additional working capital, as needed. As disclosed in previous filings with the Securities and Exchange Commission, management has been attempting to raise additional cash from current and potential stockholders and, in May 2013, the Company raised net proceeds of $250 from accredited investors. See Note 7 (Subsequent Events). While it has no commitments for additional amounts, the Company plans to continue its capital raising efforts.

NOTE 4   - Loans Payable

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

NOTE 5    -     Stockholders Equity

Issuance of Securities

During the three month ended March 31, 2013, the Company issued 5,668,519 shares of its common stock upon conversion of $34 in principal and accrued interest of convertible promissory notes.

NOTE 6    -     Financial Expenses

Financial expenses for the three months ended March 31, 2013 and 2012 are comprised of the following:

	2013	2012
Non-cash expenses related to conversion features	$(52)	$(16)

Non-cash expenses related to warrants to issue shares	11	2

Interest in respect of debt instruments	(29)	(25)

Exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Shekel (“NIS”) on liabilities denominated in NIS held by the subsidiary	15	(21)

	$(55)	$(60)

NOTE 7   -     Subsequent Events

On April 12, 2013, the Company entered into a Convertible Note Agreement pursuant to which the Company received $32.5. The scheduled maturity date of the note is April 12, 2014. The note bears interest at a per annum rate of 8%. Commencing October 9, 2013, the Investor is entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date.

On May 8, 2013, the Company entered into a Subscription Agreement with two accredited investors (the “Investors”), pursuant to which the Company sold and issued to the Investors (the “Private Placement”) a total of 10,000,000 shares of the Company's Common Stock for proceeds of $250. In connection with the Private Placement, warrants (the “Warrants”) for an additional 5,000,000 shares of the Company’s Common Stock was issued to one of the Investor. The Warrants are exercisable through May 8, 2018 at a per share exercise price of $0.10.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012.

OVERVIEW

SPO Medical Inc. (“we” or the “Company”) is engaged in the design, development and marketing of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood, which is known as Reflectance Pulse Oximetry (RPO). Using RPO, a sensor can be positioned on various body parts, hence minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhance wireless, stand-alone configurations facilitating expanded commercial possibilities. As of May 2013, we held 12 patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our technologies. Our technologies are currently applied to products that are designed for use by in the homecare, professional medical care, sports, safety and search and rescue markets.

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

We are currently focused on exploiting the sports and wellness markets by developing cutting edge products based on our proprietary technology. These are multibillion dollar markets which we intend to penetrate with our disruptive technologies. Our current products under development include an innovative wellness watch, a baby monitoring unit and a sports watch.

 The SPO sports watch has been designed to measure continuous heart-rate wirelessly, without the need to wear a conventional chest strap.  This is a major and unique practical advantage over current products that we believe exist in the general leisure and wellness market.  As importantly, the sports watch will be able to read the heart rate without the sports enthusiast ceasing his physical activity. This will be made possible through the use of SPO’s patented reflectance technology. Subject to raising significant additional funds, of which no assurance can be provided, we anticipate that the product should become commercially available during 2014.

In addition to the sports watch, we are in the final stages of developing an innovative wellness watch that measures the number of activities and calories burned by an individual performs on a given day.  The watch, designed for both children and adults, features a display function to continuously measure the number of daily activities against preset recommended goals. SPO has designed and patented the functionality of the watch to be an affordable, simple-to-use, fashion accessory to encourage users to increase their mobility and overall wellness and to wear it with pride. We anticipate that the product should become commercially available during the latter part of 2013. In December 2011, we signed an exclusive agreement with a large private time-piece manufacture to manufacture and sell our wellness watch to department stores, mid-tier mass-market and food & drug stores throughout North America. The agreement specifies that the manufacturer will finance all costs associated with bringing the wellness watch to the marketplace. We and the manufacturer have agreed to divide the profit margin from the sale of the wellness watch net of all costs associated with manufacturing and marketing of the product.

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

Current Operational Highlights

We recorded revenues of $316,000 for the year ended December 2012 and $149,000 for the three months ended March 31, 2013. All revenues to date are primarily attributable to the arrangement with HoMedics. As of March 31, 2013, we had a backlog of approximately $347,000, consisting of orders for additional units of our wellness product that we expect to deliver during 2013.

We have generated significant operating losses since inception and we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

In May 2013, we raised $250,000 from the sale of our securities to two accredited investors. However, we need to raise additional funds in order to realize in full our business plan as well as pay outstanding loans in the approximate amount of $1,493,000, of which $1,417,000 mature by March 31, 2014. In January 2010, we restructured our operations in an attempt to focus primarily on our core technology for non-medical market operations. As of May 2013, we had two employees working on a full-time basis. In addition, all research and development activities are performed on a sub-contracted basis. If we are unable to raise additional capital, it may be necessary for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel and/or cease operations entirely. No assurance can be given that we will be able to raise additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

REVENUE RECOGNITION

We generate revenues principally from product manufacturing. Revenues generated from product manufacturing are recognized when such products are shipped; subcontracted research and development services are recognized when such services are performed.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2013 AND THE THREE MONTHS ENDED MARCH 31, 2012

REVENUES. Revenues for the three months ended March 31, 2013 were $149,000. No revenues were recorded for the three months ended March 31, 2012. The increase in revenues during the three months ended March 31, 2013 as compared to the corresponding period in 2012 is attributable to shipments of our new consumer wellness product to mass-market retailers.

COSTS OF REVENUES. Costs of revenues include all costs related to services provided. Costs of revenues for the three months ended March 31, 2013 were $125,000. No costs of revenues were recorded for the corresponding period in 2012.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to consultants for the provision of public relations, promotion and marketing services geared to the recreational sports and wellness markets. We did not record any selling and marketing expenses for three months ended March 31, 2013 as compared to $132,000, of which $125,000 are stock based non cash expenses, for the corresponding period in 2012. The decrease in selling and marketing expenses during the three months ended March 31, 2013 as compared to the corresponding period in 2012 is primarily attributable to the reduction in our utilization of consultancy related services.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the three months ended March 31, 2013 were $116,000 as compared to $58,000 for the corresponding period in 2012.  The increase in general and administrative expenses during the three months ended March 31, 2013 as compared to the corresponding period in 2012 is primarily attributable to adjustments to prior year accrual estimates recorded during the quarter ended March 31, 2012 in respect of the company restructure initiated in 2010.

FINANCIAL EXPENSE, NET. For the three months ended March 31, 2013 and 2012, we had net financial expense of $55,000 and $60,000, respectively. The decrease was primarily attributable to financial income from exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Shekel (“NIS”) on liabilities denominated in NIS held by the subsidiary.

NET LOSS. For the three months ended March 31, 2013 and 2012, we had net losses of $147,000 and $250,000, respectively. The decrease in net loss for the three months ended March 31, 2013 compared to corresponding three month period in 2012 is primarily attributable to a reduction in non-cash marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $1,493,000 and to realize our restructured business plan. Following the capital raise of $250,000 in May 2013 referred to below, our currently existing cash resources are sufficient to satisfy our operating requirements through December 31, 2013. If we are unable to raise additional capital through a financial raise or revenues, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel, or ceasing operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern. Any additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations.

As of March 31, 2013, we had $20,000 in cash and cash equivalents available to us. Following the capital raise in May 2013, we have an additional $250,000 available as cash resources.

We generated negative cash flow from operating activities of approximately $65,000 during the three months ended March 31, 2013 period compared to $108,000 for the 2012 corresponding period.

 To date, we have financed our operations primarily from debt financing and the sale of our securities. See Notes 4, 5 and 7 in our consolidated financial statements accompanying this Quarterly Report on Form 10-Q.

On May 8, 2013, we raised $250,000 from the private placement of a total of 10,000,000 shares of our common stock to two accredited investors. In connection with such private placement, we also issued to one of the investors warrants exercisable through May 2018 to purchase up to an additional 5,000,000 shares of our common stock at a per share exercise price of $0.10.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended March 31, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We first disclosed in the quarterly report on Form 10-Q for the three months ended March 31, 2008, that we had not repaid principal and accrued interest that became due during the quarterly period covered by such report. We disclosed in subsequent quarterly reports on Form 10-Q additional amounts that became due in ensuing quarterly periods and the results of our efforts to resolve these matters. As of March 31, 2013, there continues to remain outstanding, in the aggregate approximately $804,000 of such principal and accrued interest. We continue to hold discussions with certain of the holders of the outstanding debt in an attempt to resolve this matter; no assurance can be provided that we will be successful in concluding any mutually acceptable resolution of this matter.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS.

31	Rule 13a - 14(a) Certification of Principal Executive Officer (and Principal Financial and Accounting Officer)

32	Section 1350 Certification of Principal Executive Officer (and Principal Financial and Accounting Officer)

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

   * Furnished herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 13, 2013	/s/ Michael Braunold
Michael Braunold
Chief Executive Officer (Principal Executive
Officer and Principal
Financial and Accounting Officer) and Director

