Form 10-Q
period 2013-06-30
SPO Medical Inc
filed 2013-08-08
CIK 716778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2013 or

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

As of August 8, 2013, SPO Medical Inc. had outstanding 93,025,271 shares of common stock, par value $0.01 per share.

INDEX PAGE

1

PART I - FINANCIAL INFORMATION

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

2

ITEM 1. FINANCIAL STATEMENTS

SPO MEDICAL INC. AND ITS SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands)

	June 30,	December 31,
	2013	2012
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$244	$24
Accounts receivable - trade	1	—
Prepaid expenses and other accounts receivable	25	10

	270	34

LONG TERM INVESTMENTS

Severance pay fund	148	142
	148	142

Total net assets	$418	$176

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Short-term loans	$1,492	$1,081
Trade payables	59	5
Employees and Payroll accruals	662	563
Accrued expenses and other liabilities	488	502
	2,701	2,151

Long-Term Liabilities
Warrants to issue shares	(*) —	18
Long-Term Loans	—	375
Accrued severance pay	251	235
	251	628

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock of $0.01 par value
Authorized - 2,000,000 shares, issued and outstanding - none
Common stock $0.01 par value-
Authorized - 100,000,000 shares, issued and outstanding - 79,806,254 and 56,463,544 shares as at June 30, 2013 and December 31, 2012, respectively	798	565
Additional paid-in capital	17,997	17,832
Accumulated deficit	(21,329)	(21,000)
	(2,534)	(2,603)
Total liabilities and stockholders’ deficiency	$418	$176

(*) Less than 1

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.AND ITS SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	Unaudited		Unaudited

Revenues	$100	$—	$249	$—
Cost of revenues	85	—	210	—

Gross profit	15	—	39	—

Operating expenses
Selling and marketing	$17	$125	$17	$257
General and administrative	97	79	213	137

Total operating expenses	114	204	230	394

Operating loss	(99)	(204)	(191)	(394)

Financial income (expense), net	(83)	(25)	(138)	(85)
Net Loss for the period	$(182)	$(229)	$(329)	$(479)

Basic and diluted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of shares outstanding used in computation of basic loss per share	70,861,109	41,779,650	65,422,210	40,676,872

The accompanying notes to these financial statements are an integral part thereof.

SPO MEDICAL INC.

AND ITS SUBSIDIARY

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2013	2012
	Unaudited
Cash Flows from Operating Activities
Net Loss for the period	$(329)	$(479)
Adjustments to reconcile loss to net cash used in operating activities:
Non-cash expenses related to convertible debt	61	40
Stock-based compensation expenses related to employees, service providers	—	253
Non-cash expense related to warrants to issue shares	(18)	17
Changes in assets and liabilities:
Increase in accrued interest payable on loans	31	38
(Increase) in accounts receivables	(1)	—
(Increase) in prepaid expenses and other receivables	(15)	(10)
Increase in trade payables	54	11
Increase in accrued severance pay, net	10	8
Increase (decrease) in accrued expenses and other liabilities	109	(58)
Net cash used in operating activities	(98)	(180)

Cash Flows from Financing Activities
Proceeds from sale of shares and warrants, net of issuance costs	227	—
Payments of loans	(13)	(18)
Proceeds from loan	104	175
Net cash provided by financing activities	318	157

Increase (decrease) in cash and cash equivalents	220	(23)
Cash and cash equivalents at the beginning of the period	24	37
Cash and cash equivalents at the end of the period	$244	$14

Non cash transactions
Conversion of convertible debt to shares	$67	$37
Exercise of warrants in consideration of concession of debt	$24	$22
Discount on convertible notes recognized to beneficial conversion feature	$80	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$34	$14

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

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 8-03 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of June 30, 2013 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

Certain prior years' amounts have been reclassified in conformity with current year's financial statements.

NOTE 3    -     Going Concern

As reflected in the accompanying financial statements, the Company’s operations for the six months ended June 30, 2013, resulted in a net loss of $329 and the Company’s balance sheet reflects a net stockholders’ deficit of $2,534. The Company’s ability to continue operating as a “going concern” is dependent on its ability to generate additional revenues or raise additional working capital. As disclosed in previous filings with the Securities and Exchange Commission, management has been attempting to raise additional cash from current and potential stockholders and, in May 2013, the Company raised net proceeds of $227 from accredited investors. While it has no commitments for additional amounts, the Company plans to continue its capital raising efforts. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4   - Loans Payable

On January 4, 2013, the Company entered into a Convertible Note Agreement pursuant to which the Company received a loan in the principal amount of $32.5. The scheduled maturity date of the note is January 4, 2014. The note bears interest at a per annum rate of 8%. Commencing June 18, 2013, the Investor is entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date.

On February 5, 2013, the Company entered into a Convertible Note Agreement pursuant to which the Company received an additional loan in the principal amount of $32.5 from the above referenced investor. The scheduled maturity date of the note is February 5, 2014. The note bears interest at a per annum rate of 8%. Commencing July 28, 2013, the Investor is entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date.

On April 12, 2013, the Company entered into a Convertible Note Agreement pursuant to which the Company received an additional loan in the principal amount of $32.5 from the above referenced investor. The scheduled maturity date of the note is April 12, 2014. The note bears interest at a per annum rate of 8%. Commencing October 9, 2013, the Investor is entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date.

NOTE 5    -     Stockholders Equity

Issuance of Securities

On May 8, 2013, the Company entered into a Subscription Agreement with two accredited investors (the “Investors”), pursuant to which the Company sold and issued to the Investors (the “Private Placement”) a total of 10,000,000 shares of the Company's Common Stock for proceeds of $227, net of issuance expenses. In connection with the Private Placement, warrants (the “Warrants”) for an additional 5,000,000 shares of the Company’s Common Stock were issued to one of the Investors. The Warrants are exercisable through May 8, 2018 at a per share exercise price of $0.10.

On May 29, 2013, the Company issued 2,366,639 shares to satisfy an obligation to issue shares.

During the six months ended June 30, 2013, the Company issued 10,976,071 shares of its common stock upon conversion of $67 in principal and accrued interest of convertible promissory notes.

NOTE 6    -     Financial Expenses

Financial expenses for the six months ended June 30, 2013 and 2012 are comprised of the following:

	2013	2012
Non-cash expenses related to conversion features	$(61)	$(40)
Non-cash expenses related to warrants to issue shares	18	(7)
Interest in respect of debt instruments	(65)	(52)
Exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Shekel ("NIS") on liabilities denominated in NIS held by the subsidiary	(30)	14

	(138)	(85)

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

OVERVIEW

SPO Medical Inc. (“we” or the “Company”) is engaged in the design, development and marketing of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood, which is known as Reflectance Pulse Oximetry (RPO). Using RPO, a sensor can be positioned on various body parts, hence minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhance wireless, stand-alone configurations facilitating expanded commercial possibilities. As of August 2013, we held 12 patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our technologies. Our technologies are currently applied to products that are designed for use by in the homecare, professional medical care, sports, safety and search and rescue markets.

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

In addition to the sports watch, we have commenced commercialization of an innovative wellness watch that measures the number of activities and calories burned by an individual performs on a given day.  The watch, designed for both children and adults, features a display function to continuously measure the number of daily activities against preset recommended goals. SPO has designed and patented the functionality of the watch to be an affordable, simple-to-use, fashion accessory to encourage users to increase their mobility and overall wellness and to wear it with pride. In December 2011, we signed an exclusive agreement with a large private time-piece manufacture to manufacture and sell our wellness watch to department stores, mid-tier mass-market and food & drug stores throughout North America. The agreement specifies that the manufacturer will finance all costs associated with bringing the wellness watch to the marketplace. We and the manufacturer have agreed to divide the profit margin from the sale of the wellness watch net of all costs associated with manufacturing and marketing of the product.

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

Current Operational Highlights

We recorded revenues of $316,000 for the year ended December 2012 and $249,000 for the six months ended June 30, 2013. All revenues to date are primarily attributable to the arrangement with HoMedics. As of June 30, 2013, we had a backlog of approximately $249,000, consisting of orders for additional units of our wellness product that we expect to deliver during the third quarter of 2013.

We have generated significant operating losses since inception and we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

In May 2013, we raised $250,000 from the sale of our securities to two accredited investors. However, we need to raise additional funds in order to realize in full our business plan as well as pay outstanding loans in the approximate amount of $1,492,000 which mature by June 30, 2014. In January 2010, we restructured our operations in an attempt to focus primarily on our core technology for non-medical market operations. As of August 2013, we had two employees working on a full-time basis. In addition, all research and development activities are performed on a sub-contracted basis. If we are unable to raise additional capital, it may be necessary for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel and/or cease operations entirely. No assurance can be given that we will be able to raise additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND THE THREE AND SIX MONTHS ENDED JUNE 30, 2012

REVENUES. Revenues for the three and six months ended June 30, 2013 were $100,000 and $249,000, respectively. No revenues were recorded for the corresponding periods in 2012. The increase in revenues during the each of the three and six months ended June 30, 2013 as compared to the corresponding periods in 2012 is attributable to shipments of our new consumer wellness product to mass-market retailers.

COSTS OF REVENUES. Costs of revenues include all costs related to subcontracted manufacturing and product delivery. Cost of Revenues for the three and six months ended June 30, 2013 were $85,000 and $210,000, respectively. No costs of revenues were recorded for the corresponding periods in 2012.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to consultants for the provision of public relations, promotion and marketing services geared to the recreational sports and wellness markets. Selling and marketing expenses for three and six months ended June 30, 2013 were $17,000 and $17,000, respectively, as compared to $125,000 and $257,000, respectively, for the corresponding periods in 2012. Selling and marketing expenses for the three and six months ended June 30, 2012 included stock based non-cash expenses of $125,000 and $250,000, respectively, The decrease in selling and marketing expenses during the three and six months ended June 30, 2013 as compared to the corresponding periods in 2012 is primarily attributable to the reduction in stock based non-cash expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the three and six months ended June 30, 2013 were $97,000 and $213,000, respectively, as compared to $79,000 and $137,000 for the corresponding periods in 2012.  The increase in general and administrative expenses during the three and six months ended June 30, 2013 as compared to the corresponding periods in 2012 is primarily attributable to increased professional fees and product liability insurance.

FINANCIAL EXPENSE, NET. Finance expense, net for the three months and six months ended June 30, 2013 were $83,000 and $138,000, respectively, as compared to $25,000 and $85,000 for the corresponding periods in 2012. The increase was primarily attributable to fluctuations in the exchange rate of the New Israeli Shekel (“NIS”) on liabilities denominated in NIS held by the subsidiary.

NET LOSS. For the six months ended June 30, 2013 and 2012, we had net losses of $329,000 and $479,000, respectively. The decrease in net loss for the six months ended June 30, 2013 compared to corresponding six month period in 2012 is primarily attributable to a reduction in stock based non-cash marketing expenses.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $1,492,000 and to realize our restructured business plan. Following the capital raise of $250,000 in May 2013 referred to below, our currently existing cash resources are sufficient to satisfy our operating requirements through December 31, 2013. If we are unable to raise additional capital through a financial raise or revenues, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel, or ceasing operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern. Any additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations.

As of June 30, 2013, we had $244,000 in cash and cash equivalents available to us.

We generated negative cash flow from operating activities of approximately $98,000 during the six months ended June 30, 2013 compared to $180,000 for the 2012 corresponding period.

 To date, we have financed our operations primarily from debt financing and the sale of our securities. See Notes 4 and 5 in our consolidated financial statements accompanying this Quarterly Report on Form 10-Q.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended June 30, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following paragraph sets forth certain information with respect to all securities sold by us during the three months ended June 30, 2013 without registration under the Securities Act:

On May 8, 2013, we entered into a Subscription Agreement with two accredited investors (the “Investors”), pursuant to which we sold and issued to the Investors a total of 10,000,000 shares of the Company's Common Stock for proceeds of $250,000. In connection with the Private Placement, warrants for an additional 5,000,000 shares of the Company’s Common Stock was issued to one of the Investors. The Warrants are exercisable through May 8, 2018 at a per share exercise price of $0.10

The sale and issuance of the shares of Common Stock and the warrants (and the issuance of shares of Common Stock upon exercise thereof) have been determined to be exempt from registration under the Securities Act of 1933, in reliance on Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering, in which the investors are accredited and have acquired the securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof. None of the transactions described above involved general solicitation or advertising.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We first disclosed in the quarterly report on Form 10-Q for the three months ended March 31, 2008, that we had not repaid principal and accrued interest that became due during the quarterly period covered by such report. We disclosed in subsequent quarterly reports on Form 10-Q additional amounts that became due in ensuing quarterly periods and the results of our efforts to resolve these matters. As of June 30, 2013, there continues to remain outstanding, in the aggregate approximately $1,003,000 of such principal and accrued interest. We continue to hold discussions with certain of the holders of the outstanding debt in an attempt to resolve this matter; no assurance can be provided that we will be successful in concluding any mutually acceptable resolution of this matter.

ITEM 6. EXHIBITS.

4.1	Form of Investor Warrant used in the Financing Referred to in Exhibit 101
10.1	Form of Subscription Agreement.
31	Rule 13a - 14(a) Certification of Principal Executive Officer (and Principal Financial and Accounting Officer)
32	Section 1350 Certification of Principal Executive Officer (and Principal Financial and Accounting Officer)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

   * Furnished herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 8, 2013	/s/ Michael Braunold
Michael Braunold
Chief Executive Officer (Principal Executive
Officer and Principal
Financial and Accounting Officer) and Director

