Form 10-Q
period 2013-09-30
SPO Global Inc
filed 2013-11-13
CIK 716778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2013 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

COMMISSION FILE NUMBER: 0-11772

SPO GLOBAL INC.

(Exact name of registrant specified in its charter)

Delaware	25-1411971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Gavish Street, POB 2454, Kfar Saba, Israel

 (Address of principal executive offices, including zip code)

972-9-966-2520

 (Registrant's telephone number, including area code)

SPO MEDICAL INC.

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No   [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[X]

As of November 13, 2013, SPO Global Inc. had outstanding 5,155,608 shares of common stock, par value $0.01 per share.

INDEX PAGE

Explanatory Note

SPO Global Inc. implemented the previously approved 1-for-20 reverse stock split on October 7, 2013. All share and per share amounts and calculations in this Quarterly Report and the accompanying consolidated condensed financial statements have been retroactively adjusted to reflect the effects of the reverse stock split.

1

PART I - FINANCIAL INFORMATION

 FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-Q. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "INTENDS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY'S INTENDED BUSINESS PLANS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY'S PRODUCT LINES; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, SUFFICIENCY OF CASH RESERVES, THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL NEEDED FINANCING; GOING CONCERN QUALIFICATIONS; MARKET ACCEPTANCE OF THE COMPANY’S PRODUCT LINES; THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY'S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; INFLATION; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS AFFECTING THE TECHNOLOGY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

2

SPO GLOBAL INC. AND ITS SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands except share data)

	September 30,		December 31,
	2013		2012
	Unaudited
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$236		$24
Prepaid expenses and other accounts receivable		20		10

		256		34

LONG TERM INVESTMENTS

Severance pay fund		152		142

PROPERTY AND EQUIPMENT, NET		21		—

Total net assets		$429		$176

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Short-term loans		$944		$1,081
Trade payables		123		5
Employees and Payroll accruals		718		563
Accrued expenses and other liabilities		494		502
		2,279		2,151

Long-Term Liabilities
Warrants to issue shares		—		18
Long-Term Loans		518		375
Accrued severance pay		257		235
		775		628

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock $0.01 par value
Authorized - 2,000,000 shares, issued and outstanding - 100 and 0 Series A shares at September 30, 2013 and December 31, 2012, respectively	(*)	—		—
Common stock $0.01 par value-
Authorized - 100,000,000 shares, issued and outstanding - 4,969,148 and 2,823,177 shares as at September 30, 2013 and December 31, 2012, respectively	(**)	50	(**)	28
Additional paid-in capital	(**)	18,825	(**)	18,369
Accumulated deficit		(21,500)		(21,000)
		(2,625)		(2,603)
Total liabilities and stockholders’ deficiency		$429		$176

(*) Less than $1

(**) The number of shares have been adjusted retroactively to reflect the one for twenty reverse split of our shares of common stock implemented on October 7, 2013.

The accompanying notes to these financial statements are an integral part thereof.

SPO GLOBAL INC. AND ITS SUBSIDIARY

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. dollars in thousands except share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	Unaudited		Unaudited

Revenues	$245	$278	$494	$278
Cost of revenues	199	231	409	231

Gross profit	46	47	85	47

Operating expenses
Research and development	$—	$5	$—	$5
Selling and marketing	18	125	35	382
General and administrative	138	83	351	220

Total operating expenses	156	213	386	607

Operating loss	(110)	(166)	(301)	(560)

Financial expense, net	(61)	(5)	(199)	(90)
Net Loss for the period	$(171)	$(171)	$(500)	$(650)

Basic and diluted loss per share (*)	$(0.04)	$(0.08)	$(0.13)	$(0.31)
Weighted average number of shares outstanding used in computation of basic loss per share (*)	4,671,544	2,232,487	3,744,787	2,100,786

(*) The number of shares have been adjusted retroactively to reflect the one for twenty reverse split of our shares of common stock implemented on October 7, 2013.

The accompanying notes to these financial statements are an integral part thereof.

SPO GLOBAL INC. AND ITS SUBSIDIARY

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(U.S. dollars in thousands)

	Nine months ended September 30,
	2013	2012
	Unaudited
Cash Flows from Operating Activities
Net Loss for the period	$(500)	$(650)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	8	—
Non-cash expenses related to convertible debt	91	57
Stock-based compensation expenses related to employees, service providers	—	378
Non-cash expense related to warrants to issue shares	(18)	(1)
Changes in assets and liabilities:
Increase in accrued interest payable on loans	52	24
(Increase) in prepaid expenses and other receivables	(10)	(7)
Increase in trade payables	118	6
Increase in accrued severance pay, net	12	5
Increase (decrease) in accrued expenses and other liabilities	171	(62)
Net cash used in operating activities	(76)	(250)

Cash Flows from Investing Activities
Purchase of property	(29)	—
Net cash used in investing activities	(29)	—

Cash Flows from Financing Activities
Proceeds from sale of shares and warrants, net of issuance costs	227	—
Payments of loans	(14)	(26)
Proceeds from loan	104	316
Net cash provided by financing activities	317	290

Increase in cash and cash equivalents	212	40
Cash and cash equivalents at the beginning of the period	24	37
Cash and cash equivalents at the end of the period	$236	$77

Non cash transactions
Conversion of convertible debt to shares	$135	$68
Exercise of warrants in consideration of concession of debt	$24	$22
Discount on convertible notes recognized to beneficial conversion feature	$80	$—
Reduced exercise price of warrants in consideration of concession of debt	$12	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$59	$21

The accompanying notes to these financial statements are an integral part thereof.

SPO GLOBAL INC. AND ITS SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

(U.S. dollars in thousands (except share data))

NOTE 1    -     General

SPO Global Inc. (hereinafter referred to as "SPO" or the "Company") is engaged in the design, development and marketing of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. The applications are marketed, in the following sectors; professional medical care, homecare, sports, safety and search & rescue.

The Company was originally incorporated under the laws of the State of Delaware in September 1981 under the name "Applied DNA Systems, Inc." On November 16, 1994, the Company changed its name to "Nu-Tech Bio-Med, Inc." On December 23, 1998, the Company changed its name to "United Diagnostic, Inc." Effective April 21, 2005, the Company acquired (the "Acquisition Transaction") 100% of the outstanding capital stock of SPO Medical Equipment Ltd., a company incorporated under the laws of the State of Israel ("SPO Ltd."), pursuant to a Capital Stock Exchange Agreement dated as of February 28, 2005 between the Company, SPO Ltd. and the shareholders of SPO Ltd., as amended and restated on April 21, 2005 (the "Exchange Agreement"). In exchange for the outstanding capital stock of SPO Ltd., the Company issued to the former shareholders of SPO Ltd. a total of 5,769,106 (288,456 post reverse stock split) shares of the Company's common stock, par value $0.01 per share ("Common Stock"), representing approximately 90% of the Common Stock then issued and outstanding after giving effect to the Acquisition Transaction. As a result of the Acquisition Transaction, SPO Ltd. became a wholly owned subsidiary of the Company as of April 21, 2005 and, subsequent to the Acquisition Transaction, the Company changed its name to "SPO Medical Inc.". Upon consummation of the Acquisition Transaction, the Company effectuated a forward subdivision of the Company's Common Stock issued and outstanding on a 2.65285:1 basis.

The merger between UNDI and the SPO Ltd. was accounted for as a reverse merger. As the shareholders of SPO Ltd. received the largest ownership interest in the Company, SPO Ltd. was determined to be the "accounting acquirer" in the reverse acquisition. As a result, the historical financial statements of the Company were replaced with the historical financial statements of the SPO Ltd.

Effective October 4, 2013, the Company changed its corporate name to “SPO Global Inc.”.

The Company implemented the previously approved 1-for-20 reverse stock split on October 7, 2013. All share and per share amounts and calculations in these financial statements have been retroactively adjusted to reflect the effects of the reverse stock split.

NOTE 2    -     Basis of Presentation

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 8-03 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2013 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013.

Certain prior years' amounts have been reclassified in conformity with current year's financial statements.

NOTE 3    -     Going Concern

As reflected in the accompanying financial statements, the Company’s operations for the nine months ended September 30, 2013, resulted in a net loss of $500 and the Company’s balance sheet reflects a net stockholders’ deficit of $2,625. The Company’s ability to continue operating as a “going concern” is dependent on its ability to generate additional revenues or raise additional working capital. As disclosed in previous filings with the Securities and Exchange Commission, management has been attempting to raise additional cash from current and potential stockholders and, in May 2013, the Company raised net proceeds of $227 from accredited investors. While it has no commitments for additional amounts, the Company plans to continue its capital raising efforts. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 4   - Loans Payable

On January 4, 2013, the Company entered into a Convertible Note Agreement pursuant to which the Company received a loan in the principal amount of $32.5. The scheduled maturity date of the note is January 4, 2014. The note bears interest at a per annum rate of 8%. Commencing June 18, 2013, the Investor is entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date. As of September 30, 2013 the Note was paid by conversion to stock.

On February 5, 2013, the Company entered into a Convertible Note Agreement pursuant to which the Company received an additional loan in the principal amount of $32.5 from the above referenced investor. The scheduled maturity date of the note is February 5, 2014. The note bears interest at a per annum rate of 8%. Commencing July 28, 2013, the Investor is entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date. As of September 30, 2013 the Note was paid by conversion to stock.

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

The Company negotiated new payment terms for certain loans with principal balances totaling $75. The original due dates ranging from September through November 2013 were extended for an additional 18 months. The conversion prices of these loans were changed to $0.025 ($0.50 post reverse stock split).

The Company negotiated new payment terms for certain loans with principal balances totaling $425. The original due dates ranging from June through November 2013 were extended for an additional 18 months. The conversion prices of these loans and the exercise prices of associated warrants were changed to $0.025 ($0.50 post reverse stock split).

NOTE 5    -     Stockholders Equity

Issuance of Securities

On May 8, 2013, the Company entered into a Subscription Agreement with two accredited investors (the “Investors”), pursuant to which the Company sold and issued to the Investors (the “Private Placement”) a total of 10,000,000 (500,000 post reverse stock split) shares of the Company's Common Stock for proceeds of $227, net of issuance expenses. In connection with the Private Placement, warrants (the “Warrants”) for an additional 5,000,000 (250,000 post reverse stock split) shares of the Company’s Common Stock were issued to one of the Investors. The Warrants are exercisable through May 8, 2018 at a per share exercise price of $0.10 ($2.00 post reverse stock split).

On May 29, 2013, the Company issued 2,366,639 (118,332 post reverse stock split) shares to satisfy an obligation to issue shares.

On August 26, 2013, the Company designated 100 shares of its preferred stock as Series A Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”).  Among other things, the Certificate of Designation for the Series A Preferred Stock provides that each one share of Series A Preferred Stock has voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the "Numerator"), divided by (y) 0.49, minus (z) the Numerator. On August 26, 2013, the Company entered into a Preferred Stock Purchase Agreement pursuant to which it issued one hundred (100) shares of its Series A Preferred Stock to its Chief Executive Officer. The Series A Preferred Stock has no economic value and was issued solely for voting purposes.

During the nine months ended September 30, 2013, the Company issued 30,552,769 (1,527,639 post reverse stock split) shares of its common stock upon conversion of $135 in principal and accrued interest of convertible promissory notes.

The Company declared a 1-for-20 reverse stock split with an effective date of October 7, 2013. All share and per share amounts and calculations in these financial statements have been retroactively adjusted to reflect the effects of the reverse stock split.

NOTE 6    -     Financial Expenses

Financial expenses for the nine months ended September 30, 2013 and 2012 are comprised of the following:

	2013	2012
Non-cash expenses related to convertible debt	$(91)	$(57)

Non-cash expenses related to warrants to issue shares	18	11

Interest in respect of debt instruments	(111)	(84)

Exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Shekel (“NIS”) on liabilities denominated in NIS held by the subsidiary	(15)	7

Forgiven interest	—	33
	$(199)	$(90)

NOTE 7    -     Subsequent Event

Effective October 7, 2013, the Company implemented a 1-for-20 reverse stock split.

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

OVERVIEW

SPO Global Inc. (“we” or the “Company”) is engaged in the design, development and marketing of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood, which is known as Reflectance Pulse Oximetry (RPO). Using RPO, a sensor can be positioned on various body parts, hence minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhance wireless, stand-alone configurations facilitating expanded commercial possibilities. As of November 2013, we held 12 patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our technologies. Our technologies are currently applied to products that are designed for use by in the homecare, professional medical care, sports, safety and search and rescue markets.

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

In addition to the sports watch, we launched an innovative wellness watch that measures the number of activities and calories burned by an individual performs on a given day.  The watch, designed for both children and adults, features a display function to continuously measure the number of daily activities against preset recommended goals. SPO has designed and patented the functionality of the watch to be an affordable, simple-to-use, fashion accessory to encourage users to increase their mobility and overall wellness and to wear it with pride. In December 2011, we signed an exclusive agreement with a large private time-piece manufacture to manufacture and sell our wellness watch to department stores, mid-tier mass-market and food& drug stores throughout North America. The agreement specifies that the manufacturer will finance all costs associated with bringing the wellness watch to the marketplace. We and the manufacturer have agreed to divide the profit margin from the sale of the wellness watch net of all costs associated with manufacturing and marketing of the product.

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

Current Operational Highlights

We recorded revenues of $316,000 for the year ended December 2012 and $494,000 for the nine months ended September 30, 2013. All revenues to date are primarily attributable to the arrangement with HoMedics.

We have generated significant operating losses since inception and we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

In May 2013, we raised $250,000 from the sale of our securities to two accredited investors. However, we need to raise additional funds in order to realize in full our business plan as well as pay outstanding loans in the approximate amount of $944,000 which mature by September 30, 2014. In January 2010, we restructured our operations in an attempt to focus primarily on our core technology for non-medical market operations. As of November 2013, we had two employees working on a full-time basis. In addition, all research and development activities are performed on a sub-contracted basis. If we are unable to raise additional capital, it may be necessary for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel and/or cease operations entirely. No assurance can be given that we will be able to raise additional capital. These conditions raise substantial doubt about our ability to continue as a going concern.

On October 4, 2013, we changed our name to “SPO Global Inc.” and implemented a reverse stock split of our issued and outstanding shares of common stock at a ratio of 1-for 20 shares (the “Reverse Split”).   The Reverse Split became effective on October 7, 2013 and has been reflected in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012

REVENUES. Revenues for the three and nine months ended September 30, 2013 were $245,000 and $494,000, respectively, as compared to $278,000 and $278,000 respectively, for the corresponding periods in 2012. The decrease in revenues for the three months ended September 30, 2013 as compared to the corresponding three months in 2012 is attributable to a decline in deliverable purchase orders. The increase in revenues for the nine months ended September 30, 2013 as compared to the corresponding nine months in 2012 is attributable to the growth of the HoMedics sales program.

COSTS OF REVENUES. Costs of revenues include all costs related to subcontracted manufacturing and product delivery. Cost of Revenues for the three and nine months ended September 30, 2013 were $199,000 and $409,000, respectively, as compared to $231,000 and $231,000, respectively, for the corresponding periods in 2012. The decrease in cost of revenues for the three and the increase for the nine months ended September 30, 2013 as compared to the corresponding periods in 2012 is attributable to the manufacturing costs associated with sales in the said quarters.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net, consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of salaries and related expenses for employees, contract design and testing services, supplies used and consulting fees paid to third parties. No research and development expenses were recorded for the three and nine months ended September 30, 2013, as compared to $5,000 and $5,000, respectively, for the corresponding periods in 2012. The decrease in research and development expenses, net, during each of the three and nine months ended September 30, 2013 as compared to the corresponding period in 2012 is primarily attributable to decrease in the number of employees and other personnel resulting from the cessation by us in 2011 of all internal research and development activities.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to consultants for the provision of public relations, promotion and marketing services geared to the recreational sports and wellness markets. Selling and marketing expenses for three and nine months ended September 30, 2013 were $18,000 and $35,000, respectively, as compared to $125,000 and $382,000, respectively, for the corresponding periods in 2012. Selling and marketing expenses for the three and nine months ended September 30, 2012 included stock based non-cash expenses of $125,000 and $375,000, respectively. The decrease in selling and marketing expenses during the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012 is primarily attributable to the reduction in stock based non-cash expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the three and nine months ended September 30, 2013 were $138,000 and $351,000, respectively, as compared to $83,000 and $220,000 for the corresponding periods in 2012.  The increase in general and administrative expenses during the three and nine months ended September 30, 2013 as compared to the corresponding periods in 2012 is primarily attributable to increased professional, investor relations fees and product liability insurance.

FINANCIAL EXPENSE, NET. Finance expense, net for the three months and nine months ended September 30, 2013 were $61,000 and $199,000, respectively, as compared to $5,000 and $90,000 for the corresponding periods in 2012. The increase was primarily attributable to non-cash expenses related to conversion features, interest in respect of debt instruments, and fluctuations in the exchange rate of the New Israeli Shekel (“NIS”) on liabilities denominated in NIS held by the subsidiary. Additionally, financial income from forgiven interest was 0 for the nine months ended September 30, 2013 as compared to $33,000 for the corresponding period in 2012.

NET LOSS. For the nine months ended September 30, 2013 and 2012, we had net losses of $500,000 and $650,000, respectively. The decrease in net loss for the nine months ended September 30, 2013 compared to corresponding nine month period in 2012 is primarily attributable to a reduction in stock based non-cash marketing related expenses.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $1,462,000 and to realize our restructured business plan. We believe that our currently existing cash resources are sufficient to satisfy our operating requirements through January 31, 2014. If we are unable to raise additional capital through a financial raise or revenues, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel, or ceasing operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern. Such “going concern” qualification may make it more difficult for us to raise funds if and when needed. In addition, any additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations.

As of September 30, 2013, we had $236,000 in cash and cash equivalents available to us.

We generated negative cash flow from operating activities of approximately $76,000 during the nine months ended September 30, 2013 compared to $250,000 for the 2012 corresponding period.

 To date, we have financed our operations primarily from debt financing and the sale of our securities. See Notes 4 and 5 in our consolidated financial statements accompanying this Quarterly Report on Form 10-Q.

On May 8, 2013, we raised $250,000 from the private placement of a total of 10,000,000 (500,000 post reverse stock split) shares of our common stock to two accredited investors. In connection with such private placement, we also issued to one of the investors warrants exercisable through May 2018 to purchase up to an additional 5,000,000 (250,000 post reverse stock split) shares of our common stock at a per share exercise price of $0.10 ($2.00 post reverse stock split).

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended September 30, 2013, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We first disclosed in the quarterly report on Form 10-Q for the three months ended March 31, 2008, that we had not repaid principal and accrued interest that became due during the quarterly period covered by such report. We disclosed in subsequent quarterly reports on Form 10-Q additional amounts that became due in ensuing quarterly periods and the results of our efforts to resolve these matters. As of September 30, 2013, there continues to remain outstanding, in the aggregate approximately $825,000 of such principal and accrued interest. We continue to hold discussions with certain of the holders of the outstanding debt in an attempt to resolve this matter; no assurance can be provided that we will be successful in concluding any mutually acceptable resolution of this matter.

ITEM 6. EXHIBITS.

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation.
31	Rule 13a - 14(a) Certification of Principal Executive Officer (and Principal Financial and Accounting Officer)
32	Section 1350 Certification of Principal Executive Officer (and Principal Financial and Accounting Officer)
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 2013	/s/ Michael Braunold
Michael Braunold
Chief Executive Officer (Principal Executive
Officer and Principal
Financial and Accounting Officer) and Director

