Form 10-K
period 2013-12-31
SPO Global Inc
filed 2014-04-09
CIK 716778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 MARK ONE:

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year ended December 31, 2013

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  0-11772

SPO GLOBAL INC.

(Name of registrant as specified in its chapter)

Delaware	11-3223672
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

3 Gavish Street, POB 2454, Kfar Saba, Israel

(Address of Principal Executive Offices)

9-966-2520

(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act: $0.01 par value common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "accelerated filer”, “large accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  [ ]    No [ X ]

The registrant had 5,560,153 shares of common stock outstanding as of April 9, 2014.  The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such common stock on the over the counter Bulletin Board on June 28, 2013, was approximately $807,000.

1

SPO GLOBAL INC.

2013 FORM 10-K ANNUAL REPORT

FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-K. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "INTENDS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN; THE COMPANY'S BUSINESS PLANS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN, THE COMPANY'S ABILITY TO OBTAIN NECESSARY FINANCING; SUFFICIENCY OF CASH RESERVES; SUCCESS OF RESTRUCTURED OPERATIONS; THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY'S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; THE AVAILABILITY OF AND THE TERMS OF FINANCING; INFLATION; CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS AFFECTING THE TECHNOLOGY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

PART I

ITEM 1. BUSINESS

Overview

SPO Global Inc. (“we” or the “Company”) is engaged in the design, development and marketing of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood, which is known as Reflectance Pulse Oximetry (RPO). Using RPO, a sensor can be positioned on various body parts, hence minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhance wireless, stand-alone configurations facilitating expanded commercial possibilities. As of April 2014, we held 12 patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our technologies. As further discussed below, our technologies are currently applied to products that are designed for use by in the homecare, professional medical care, sports, safety and search and rescue markets.

We are primarily engaged in developing, manufacturing and licensing our technology to third parties for integration with products in the general wellness, recreational, baby monitoring and sports monitoring fields. We pursue joint ventures through strategic market partners, OEM type arrangements, research and or subcontracting agreements relating to our oximetry technology with respect to the general wellness, recreational, baby monitoring and sports monitoring fields. Since August 2012, we have partnered with HoMedics LLC, a distributor and manufacturer of leading brands in an array of consumer health, wellness and electronic lifestyle categories throughout the Americas, Europe, the Asia-Pacific region, Africa and the Middle-East, for the distribution of a private labeled, over the counter pulse oximeter for non-medial consumer wellness applications. Our revenues of $556,000 for the year ended December 31, 2013 are primarily attributable to the arrangement with HoMedics.

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

We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $1,582,000 and to realize our restructured business plan. If we are unable to generate cash flow or raise capital, it may be necessary for us to cease operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We intend to continue to leverage our core technologies to develop new, innovative product applications for the general wellness, recreational, baby monitoring and sports monitoring markets. In furtherance of this goal, we intend to pursue joint ventures, OEM type arrangements, and research and or sub-contractor agreements relating to our oximetry technology with respect to these fields.

Products

We are currently focused on exploiting the sports and wellness markets by developing cutting edge products based on our proprietary technology. Our current wellness products include an innovative wellness watch, and an oximetry product for sports and recreational use. In addition, we are currently working with partners for the development of a baby monitoring unit and a sports watch based on our proprietary technology.

HoMedics Deluxe Pulse Oximeter TM — this private-label branded product addresses the sports and general recreational markets and is marketed under the HoMedics brand via drug-store retailer outlets. It offers the general consumer the ability to monitor vital signs under motion for a variety of recreational purposes. The HoMedics Deluxe Pulse Oximeter TM was first introduced commercially during the fourth quarter of 2012. The product accounts for the principal amount of our revenues in 2013.

Wellness Watch; “Live Well by SHARP TM” — this branded label product is an easy-to-use time-piece that can be worn on the hand to continually measure the number of activities and calories burned by an individual on a daily basis; this wellness watch is marketed to the market for overweight adults and children. The watch features a display function to continuously measure the number of daily activities against preset recommended goals. We have designed and patented the functionality of the watch to be an affordable, simple-to-use, fashion accessory to encourage users to increase their mobility and overall wellness and to wear it with pride. The watch is commercially available through an exclusive agreement with MZB and Company Inc (a large private time-piece manufacture) to manufacture and sell the product to department stores, mid-tier mass-market and food & drug stores throughout North America. The agreement specifies that the MZB will finance all costs associated with bringing the wellness watch to the marketplace. We and MZB have agreed to divide the profit margin from the sale of the wellness watch net of all manufacturing related costs. The term of the agreement continues through December 2015. All intellectual property rights are retained by us. Initial product revenues were recorded in early 2014.

  Baby Movement Monitor — a monitor being designed and developed specifically for the use with infants. This unique monitor is being designed for continual non-invasive monitoring of an infant particularly during the hours that the baby is sleeping. This parental reassurance tool gives the company a technological competitive edge in providing an innovative, high performance solution for a market application that is applicable to most family homes. Subject to raising significant funds, of which no assurance can be provided, we believe that the product could become commercially available during 2015.

  Sports Watch — a sports watch for monitoring hear rate for sports enthusiast to monitor their wellness while training or engaging in sport activities without the requirement to wear a conventional chest strap or equivalent. This is achieved using proprietary intellectual property developed by us to address problems associated with motion artifacts which are typical during sports and recreational related activities. This is a major and unique practical advantage over current products that we believe exist in the general leisure and wearable technology market.  As importantly, the watch will be able to read the heart rate without the sports enthusiast ceasing his physical activity. This will be made possible through the use of our patented RPO technology. Subject to raising significant funds, of which no assurance can be provided, we anticipate that the product could become commercially available during 2015.

   Our research and development activities as well as product design activities are primarily conducted on an outsourcing basis.

The following details the PulseOx medical product line that is commercially available under license in the medical field that utilizes our unique pulse oximetry technology.

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

 The PulseOx product line is subject to various licenses and distribution agreements that we have granted pursuant to which we are entitled to royalties from the PulseOx product line (whether distributed as a standalone or as part of bundled products). As of December 31, 2013, we have generated revenues of $47,214 from one of these agreements which is currently in default due to a failure of the licensee to pay a minimum annual royalty of $60,000. This agreement is now operating on a non-exclusive basis.

Business Strategy

  Our mission is to build a profitable business via strategic partnership relationships that develops and commercializes our wellness technology through consumer products that improve people's lives and provide reassurance of wellness and thereby increase stockholder value

To achieve our objectives, we are pursuing the following business strategies:

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

Patents and Proprietary Information

We currently rely on a combination of patent, trade secret, copyright and trademark law, as well as non-disclosure agreements and invention assignment agreements, to protect proprietary information. However, such methods may not afford complete protection and there can be no assurance that other competitors will not independently develop such processes, concepts, ideas and documentation. As of April 2014, we held twelve patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our unique sensors for radiance based diagnostics using pulse oximetry. Although we believe that our existing issued patents provide a competitive advantage, there can be no assurance that the scope of our patent protection is or will be adequate to protect our technologies or that the validity of any patent issued will be upheld in the future.

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

Employees

As of April 2014, we had two employees working on a full time basis. None of these employees are subject to collective bargaining agreements.

Competition

 We believe that most of the companies that possess oximetry technology are currently offering commercial solutions exclusively in the medical or related market applications. We are not aware of specific entities that have a similar strategy as implemented by the Company using their RPO technology to target sports, baby monitoring and general wellness markets with their oximetry technology offerings. We further believe that the reflective oximetry nature of the Company’s technology is a limiting factor for other entities to operate in non-medical or related market applications.

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

Since 2013, several small development companies have been attempting to bring to market a baby monitoring system based on conventional pulse oximetry and associated wellness sensors. The market presence of these new industry entrants could have an impact on this growing market and in particular through increasing awareness of technology solutions for this consumer retail space.

Governmental Regulations

The manufacture and sale of the PulseOx products by our licensee are subject to extensive regulation by numerous governmental authorities, principally by the FDA and corresponding foreign agencies. The FDA administers the Federal Food, Drug and Cosmetic Act and the regulations promulgated thereunder. The PulseOx 5500TM, PulseOx 60000TM, PulseOx 6100TM and PulseOx 7500TM are sold in the United States and are subject to the FDA's standards and procedures for the manufacture of medical devices and our facilities are subject to inspection by the FDA for compliance with such standards and procedures.

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

Medical device manufacturers are routinely subject to periodic inspections by the FDA. If the FDA believes that a company may not be operating in compliance with applicable laws and regulations, it can:

·	place the company under observation and re-inspect the facilities; or issue a warning letter apprising of violating conduct;

·	detain or seize products;

·	mandate a recall;

·	enjoin future violations; and

·	assess civil and criminal penalties against the company, its officers or its employees.

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

RISKS RELATED TO OUR BUSINESS

WE NEED ADDITIONAL FINANCING ON AN IMMEDIATE BASIS AND FAILURE TO OBTAIN ADEQUATE FINANCING COULD LEAD TO THE FINANCIAL AND OPERATING FAILURE OF OUR COMPANY.

We believe that our existing cash resources are insufficient to enable us to maintain operations as presently conducted and meet our obligations as they come due, as well pay outstanding loans which are currently due and payable. Our existing cash resources will however enable us to maintain operations as presently conducted through December 31, 2014, so long as we do not settle any of our loans that are scheduled to mature during the period. Unless we raise additional funds or generate fees on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will be required to scale back operations. If we are unsuccessful in these efforts, we may consequently have to cease operations entirely.  Without adequate funding, we also may not be able to accelerate the development and deployment of our products, respond to competitive pressures and develop new or enhanced products. At the present time, we have no commitments for any financing, and there can be no assurance that capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders.   Any failure to achieve adequate funding will delay our development programs and product launches and could lead to abandonment of one or more of our development initiatives, as well as prevent us from responding to competitive pressures or take advantage of unanticipated acquisition opportunities. In addition to a number of outstanding amounts owed to suppliers and professional service providers, as of December 31, 2013 we owed approximately $1,582,000 on outstanding notes that we issued. We currently do not have the capital resources from which to pay these amounts.

Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations.

Even if we raise funds to address our immediate working capital requirements, we also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. In addition, the deterioration in the general economic environment that began in 2008 and continued into 2013 further complicates our capital raising efforts.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES AND NEGATIVE OPERATING CASH FLOWS IN THE FUTURE.

Our accumulated deficit was approximately $21.7 million as of December 31, 2013. We expect our operating losses to continue as we continue to expend resources to further develop and enhance our technology offering, to complete prototyping for proof-of-concept, obtain regulatory clearances or approvals as required, expand our business development activities and finance capabilities and conduct further research and development. We also expect to experience negative cash flow in the short-term until licensing revenues become available through the implementation of the Company’s technology via client corporations for commercialization and distribution of products that include our technology.

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

THE SALE OF OUR PULSEOX PRODUCTS IN THE UNITED STATES IS SUBJECT TO GOVERNMENT REGULATIONS AND WE MAY NOT BE ABLE TO OBTAIN CERTAIN NECESSARY CLEARANCES OR APPROVALS.

The design, manufacturing, labeling, distribution and marketing of medical device products in the United States is subject to extensive and rigorous regulation by the Food and Drug Administration (FDA). In order for us to market our products in the United States, we must obtain clearance or approval from the FDA which can be expensive and uncertain and can cause lengthy delays before we can begin selling our products. We cannot be sure:

·	that we, or any collaborative partner, will make timely filings with the FDA;

·	that the FDA will act favorably or quickly on these submissions;

·	that we will not be required to submit additional information or perform additional clinical studies;

·	that we would not be required to submit an application for pre-market approval, rather than a 510(k) pre-market notification submission as described below; or

·	that other significant difficulties and costs will not be encountered to obtain FDA clearance or approval.

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

EVEN IF WE OBTAIN CLEARANCE OR APPROVAL TO SELL OUR PULSEOX MEDICAL PRODUCT LINE, WE ARE SUBJECT TO ONGOING REQUIREMENTS AND INSPECTIONS THAT COULD LEAD TO THE RESTRICTION, SUSPENSION OR REVOCATION OF OUR CLEARANCE.

We are required to adhere to applicable FDA regulations and ISO standards regarding good manufacturing practice, which include testing, control, and documentation requirements with respect to the PulseOx product line. We are subject to similar regulations in foreign countries. Ongoing compliance with good manufacturing practice and other applicable regulatory requirements will be strictly enforced in the United States through periodic inspections by state and federal agencies, including the FDA, and in international jurisdictions by comparable Notified Body for CE Marking and ISO Standards. Failure to comply with these regulatory requirements could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure to obtain premarket clearance or premarket approval for devices, withdrawal of approvals previously obtained, and criminal prosecution. The restriction, suspension or revocation of regulatory approvals or any other failure to comply with regulatory requirements would limit our ability to operate and could increase our costs.

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

As of April 2014, we have been issued twelve United States patents. One or more of the patents for our existing or future products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

OUR CHIEF EXECUTIVE OFFICER HAS CONTROL OVER KEY DECISION MAKING AS A RESULT OF HIS CONTROL OF A MAJORITY OF OUR VOTING STOCK.

Michael Braunold, our President and Chief Executive Officer, is able to exercise voting rights with respect to a majority of the voting power of our outstanding capital stock and therefore has the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation, or sale of all or substantially all of our assets. This concentrated control could delay, defer, or prevent a change of control, merger, consolidation, or sale of all or substantially all of our assets that our other stockholders support, or conversely this concentrated control could result in the consummation of such a transaction that our other stockholders do not support. This concentrated control could also discourage a potential investor from acquiring our common stock due to the limited voting power of such stock relative to the Series A Preferred Stock, $0.01 par value per share held by Mr. Braunold, and might harm the trading price of our common stock. As a board member and officer, Mr. Braunold owes a fiduciary duty to our stockholders and must act in good faith in a manner he reasonably believes to be in the best interests of our stockholders. As a stockholder, even a controlling stockholder, Mr. Braunold is entitled to vote his shares in his own interests, which may not always be in the interests of our stockholders generally.

THERE IS NO ESTABLISHED MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED.

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

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

As of April 9, 2014, we had 100 million authorized shares of Common Stock, of which 5,560,153 shares of our Common Stock were issued and outstanding as of such date. An additional estimated 4,803,617 shares may be issued upon exercise or conversion of outstanding options, warrants and convertible securities. Many of the those options, warrants and convertible securities contain provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event or the exercise or conversion of any of the options, warrants or convertible securities described above would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

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

OUR STOCK PRICE MAY BE VOLATILE.

There is a very limited market for our stock. The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

·	Variations in our quarterly operating results due to a number of factors, including but not limited to those identified in this "RISK FACTORS" section;

·	Changes in financial estimates of our revenues and operating results by securities analysts or investors;

·	Announcements by us of commencement of, changes to, or cancellation of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

·	Additions or departures of key personnel;

·	Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;

·	Commencement of or involvement in litigation; and

·	announcements by us or our competitors of technological innovations or new products

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

RISKS RELATED TO OPERATIONS IN ISRAEL

WE DEPEND ON OUTSOURCED RESEARCH AND DEVLOPMENT FACILITIES IN ISRAEL AND ARE SUSCEPTIBLE TO ANY EVENT THAT WOULD ADVERSELY AFFECT THEIR CONDITION.

Most of our outsourced research and development facilities are located in the State of Israel. Fire, natural disaster or any other cause of material disruption in our operation in this location could have a material adverse effect on our business, financial condition and operating results. As discussed above, to remain competitive in the network communications industry, we must respond quickly to technological developments. Damage to facilities in Israel could cause serious delays in the development of new products and services and, therefore, could adversely affect our business. In addition, the particular risks relating to our location in Israel are described below.

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

Prolonged and/or widespread regional conflict in the Middle East could have the following results, among others:

·	Capital market reassessment of risk and subsequent redeployment of capital to more stable areas making it more difficult for us to obtain financing for potential development projects;

·	security concerns in Israel, making it more difficult for our personnel or supplies to enter or exit the country;

·	security concerns leading to evacuation of our personnel;

·	inability of our service and equipment providers to deliver items necessary for us to conduct our operations in, resulting in delays; and

Loss of property and/or interruption of our business plans resulting from hostile acts could have a significant negative impact on our earnings and cash flow. In addition, we may not have enough insurance to cover any loss of property or other claims resulting from these risks.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

 We do not own any real property.

We lease approximately 250 square feet in Kfar Saba, Israel which are the administrative offices for our subsidiary SPO Ltd. We paid $2,520 for the use of the office space for each of the fiscal years 2013 and 2012.

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

The following table shows the quarterly high and low bid prices for our Common Stock over the last two completed fiscal years. The prices represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commission and may not represent actual transactions. Prices have been adjusted to reflect the 1- for -20 reverse stock split of our common stock that became effective on October 7, 2013.

	LOW	HIGH
Year Ended December 31, 2013
First Quarter	$0.148	$0.57
Second Quarter	$0.126	$0.57
Third Quarter	$.010	$0.20
Fourth Quarter	$0.03	$0.196

Year Ended December 31, 2012
First Quarter	$0.176	$0.80
Second Quarter	$0.07	$0.32
Third Quarter	$0.10	$0.60
Fourth Quarter	$0.032	$0.80

As of April 9, 2014, there were approximately 167 holders of record of our Common Stock. We believe that a number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the exact number of beneficial owners of our stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

We sold no securities during the three months ended December 31, 2013.

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

OVERVIEW

We are engaged in the design and development of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood, which is known as Reflectance Pulse Oximetry (RPO). RPO functions using an ASIC (application specific integrated circuit), which is equivalent to a “customized” semi-conductor. Using this technology, a sensor can be positioned on various body parts, minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhance wireless, stand-alone configurations facilitating expanded commercial possibilities. As of April 2014, we held 12 patents issued by the United States Patent and Trademark Office ("USPTO") and European Patent Authorities covering various aspects of our technologies.

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

 The SPO sports watch has been designed to measure continuous heart-rate wirelessly, without the need to wear a conventional chest strap.  This is a major and unique practical advantage over current products that we believe exist in the general leisure and wellness market.  As importantly, the sports watch will be able to read the heart rate without the sports enthusiast ceasing his physical activity. This will be made possible through the use of SPO’s patented reflectance technology. Subject to raising significant additional funds, of which no assurance can be provided, we anticipate that the product should become commercially available through an OEM arrangement with a strategic market partner during 2015.

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

In addition, we are developing an innovative home-baby monitoring device for continuous measurement of wellness information to the parent or caregiver, while the baby is sleeping. This parental reassurance tool gives the company a technological competitive edge in providing an innovative, high performance solution for a market application that is applicable to most family homes. Subject to raising significant additional funds, of which no assurance can be provided, we believe that the product could become commercially available through an OEM arrangement with a strategic market partner during 2015.

Current Operational Highlights

Since August 2012, we have partnered with HoMedics LLC, a distributor and manufacturer of leading brands in an array of consumer health, wellness and electronic lifestyle categories throughout the Americas, Europe, the Asia-Pacific region, Africa and the Middle-East, for the distribution of a private labeled, over the counter pulse oximeter for non-medial consumer wellness applications.

We recorded revenues of $556,000 for the twelve months ended December 31, 2013. Revenues resulted primarily from the initial shipments of a new consumer wellness product to mass-market retailers based in the United States. We have generated significant operating losses since inception and we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

However, we need to raise additional funds on an immediate basis in order to realize our business plan as well as pay outstanding loans in the approximate amount of $1,582,000, of which $700,000 mature during the year ended December 31, 2014. In January 2010, we restructured our operations in an attempt to focus primarily on our core technology for non-medical market operations. As of April 9, 2014, we had two employees working on a full-time basis. In addition, all research and development activities are performed on a sub-contracted basis. If we are unable to raise capital on an immediate basis, it may be necessary for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel and/or cease operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2013 (the “2013 Period”) AND THE YEAR ENDED DECEMBER 31, 2012 (the “2012 Period”)

REVENUES. Revenues for the 2013 Period were $556,000 compared to $316,000 in the 2012 Period. The increase in revenues during the 2013 Period as compared to the 2012 Period is attributable to shipments of our new consumer wellness product to mass-market retailers. The increase in revenues for the 2013 Period as compared to the corresponding 2012 Period is attributable to the growth of the HoMedics sales program.

COSTS OF REVENUES. Costs of revenues include all costs related to products sold. Costs of revenues for the 2013 Period were $411,000 compared to $266,000 for the 2012 Period. The increase in cost of revenues is primarily attributable to increase in revenues.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net consist primarily of expenses incurred in the design, development and testing of our products net of government grants and participation by others. These expenses consist primarily of contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses, net, for the 2013 Period were nil compared to $10,000 for the 2012 Period. The decrease in research and development expenses, net in the 2013 Period as compared to the 2012 Period is primarily attributable to the decrease in research and development activities.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to consultants for the provision of public relations, promotion and marketing services geared to the recreational sports and wellness markets. Selling and marketing expenses for 2013 Period were $58,000 compared to $510,000, of which $499,800 were stock based non-cash expenses, for the 2012 Period. The decrease in selling and marketing expenses in the 2013 Period as compared to the 2012 Period is primarily attributable to the reduction in stock based non-cash expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the 2013 Period were $447,000 compared to $216,000 for the 2012 Period. The increase in general and administrative expenses is primarily attributable to increased professional, investor relations fees and product liability insurance.

FINANCIAL INCOME (EXPENSE), NET. Financial expense net for the 2013 Period was $323,000. compared to $202,000 for the 2012 Period. The change from the 2012 Period to the 2013 Period was primarily attributable to an increase in interest on debt in the amount of $9,000, non-cash adjustments to warrants liabilities and convertible note discounts in the amount of $14,000 and Exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Shekel (“NIS”) on  liabilities denominated in NIS held by the subsidiary in the amount of $82,000.

 NET LOSS. For the 2013 Period and 2012 Period, we had a net loss of $683,000 and $888,000, respectively. The decrease in net loss for the 2013 Period compared to the 2012 Period is primarily attributable to an increase in gross profits in the approximate amount of $95,000, a reduction in our selling and marketing expenses in the approximate amount of $452,000, an increase in our general and administrative expenses in the approximate amount of $231,000, and an increase in financial expenses in the approximate amount of $121,000.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds and/or generate revenues on an immediate basis in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $1,582,000 and to realize our restructured business plan. Our currently existing cash resources are sufficient to satisfy our operating requirements through December 31, 2014. If we are unable to raise capital on an immediate basis through a financial raise or revenues it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel, or ceasing operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern. Any additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations.

As of December 31, 2013, we had approximately $286,000 cash and cash equivalents available to us, compared to $24,000 cash and cash equivalents as at December 31, 2012.

We generated negative cash flow from operating activities of approximately $274,000 during the 2013 Period compared to negative cash flow of $336,000 for the 2012 Period. The decrease in negative cash flows is primarily attributable to increased revenues.

To date, we have financed our operations primarily from debt financing and the sale of our securities. See Notes 5 and 9 in our consolidated financial statements accompanying this Annual Report on Form 10-K.

During 2013, we raised $352,000 from the private placement of our convertible promissory notes and other promissory notes. These notes are scheduled to mature between April 2014 and December 2015.

 Recently Issued Accounting Pronouncements

During 2013, there were no recently issued accounting pronouncements which were issued and which have relevancy to our business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this Item 8 is included following the "Index to Consolidated Financial Statements" contained in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

During the course of 2011 we affected a series of reductions in workforce that caused the number of our employees to drop from six as of December 31, 2010, to two as of December 31, 2013. As a result of this decline, we were unable to ensure a proper segregation of duties amongst different employees. This had an effect on our internal controls over financial reporting, primarily in the authorization, monitoring and segregation of duties.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, has, with the assistance of external financial advisor and our audit committee, conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, management employed the framework incorporated under the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on use of this framework, management believes that, as of December 31, 2013, the Company’s internal control over financing reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

 None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

The individuals who serve as our executive officers and directors are:

NAME	AGE	POSITION
Michael Braunold	54	President, Chief Executive Officer and Director
Sidney Braun	54	Director (1)

(1)	Audit Committee and Compensation Committee Member.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2013, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation for the last fiscal year awarded to, earned by, or paid to our Chief Executive Officer, our sole executive officer (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
MICHAEL BRAUNOLD	2013	$159,000	(1)	—	—	$73,662	(2)	$232,662
President and Chief Executive Officer	2012	$159,000	(3)	—	—	$49,537	(4)	$208,537

(1)	Of this amount, $50,940 was paid in 2013 and $108,060 is being deferred.

(2)	Reflects payments made by us in connection with a leased automobile and related benefits ($6,782), accrued vacation, and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($66,880 of which $44,062 is being deferred).

(3)	Of this amount, $48,689 was paid in 2012 and $110,311 is being deferred.

(4)	Reflects payments made by us in connection with a leased automobile and related benefits ($14,158), accrued vacation, and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($35,379 of which $32,486 is being deferred).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2013

Name	Number of Securities Underlying Unexercised Options (#)(1) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael Braunold	12,500	—	—	$12.00	12/22/2015
	10,000	—	—	$2.60	12/05/2018

(1)	Options were issued under our 2005 Equity Incentive Plan and are fully vested.

EMPLOYMENT AGREEMENTS WITH SOLE EXECUTIVE OFFICER

MICHAEL BRAUNOLD. On May 18, 2005, we entered into an employment agreement with Michael Braunold, pursuant to which he serves as our Chief Executive Officer and President. On such date, Mr. Braunold and SPO Ltd., entered into an employment agreement pursuant to which Mr. Braunold serves as SPO Ltd.'s Chief Executive Officer. Each of the agreements with us and SPO Ltd. continues in effect through May 18, 2010; thereafter, the agreement and is automatically renewable for successive two year terms unless we or Mr. Braunold indicate in writing, upon 90 days prior to the scheduled termination of the term that such party does not intend to renew the agreement. Mr. Braunold is currently entitled to a monthly salary of $13,250 under the agreement with SPO Ltd. However, in order to reduce operating expenses and conserve cash, since July 2008 Mr. Braunold has been deferring a part of his salary and social benefits due thereon until such time as our cash position permits payment of salary in full without interfering with our ability to pursue our plan of operations, and, as of December 31, 2013, such deferred amount totaled an aggregate of $645,129. The agreements may be terminated by Mr. Braunold for any reason on 60 days written notice or for Good Reason (as defined in the employment agreement) or by us for Just Cause (as defined in the employment agreement) or for any other reason. In the event of a termination by Mr. Braunold for Good Reason or by us for any reason other than Just Cause, we are to pay Mr. Braunold an amount equal to (i) if such termination occurs during the initial term of the agreement, the base salary then payable, if any, for the longer of (a) the period from the date of such termination to the end of the initial term as if the agreement had not been so terminated and (b) twelve months and (ii) if such termination occurs after the initial term, the base salary then payable, if any, for a period of twelve months as if the agreement had not been so terminated. Mr. Braunold was granted options in December 2005 under our 2005 Equity Incentive Plan (the “2005 Plan”) to purchase up to 12,500 shares of our Common Stock at a per share exercise price of $12.00, all of which options are currently exercisable. In December 2008, Mr. Braunold was awarded options to purchase up to 10,000 additional shares of Common Stock under the 2005 Plan, at a per share exercise price of $2.60, all of which options were exercisable upon grant.

The agreement includes certain customary intellectual property development rights, confidentiality and non-compete provisions that prohibit the executive from competing with us for one year, or soliciting our employees for one year, following the termination of his employment.

COMPENSATION OF DIRECTOR

The following table summarizes data concerning the compensation of our sole non-employee director for the fiscal year ended December 31, 2013.

	Fees Earned	Option
	or paid	Awards($)	Total
Sidney Braun	$10,000 (1)	—	$10,000

(1)	Of this amount, $5,000 is being deferred (total deferred as of December 31, 2013 was $30,000).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the close of business on April 9, 2014, concerning shares of our common stock and other voting securities beneficially owned by each director and named executive officer, each other person beneficially owning more than 5% of our Common Stock and by all directors and executive officers as a group. The column entitled "Percentage of Outstanding Common Stock" shows the percentage of voting common stock beneficially owned by each listed person.  The column entitled "Percentage of Outstanding Series A Preferred Stock" shows the percentage of total Series A Preferred Stock, par value $0.01 per share, beneficially owned by each listed person.

In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of April 9, 2014. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 5,560,153 shares of Common Stock outstanding at April 9, 2014.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned Beneficially	% of Outstanding Shares of Common Stock	Number of Shares of Series A Owned	% of Outstanding Series A Preferred Stock

Michael Braunold	59,696 (2)	1.1%	100	100%

Sidney Braun	8,750 (3)	*

All officers and directors	68,446	1.2%	100	100%
as a group (2 persons)

5% Stockholders
AM145 Holdings LLC	355,000 (4)	6.4%
LE7 Consulting Group	370,000 (5)	6.7%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o SPO Medical, 3 Gavish Street POB 2454, Kfar Saba, Israel 44425.

(2)	Includes 22,500 shares of our Common Stock that are issuable upon exercise of vested options issued under our 2005 Equity Incentive Plan (the "2005 Plan").

(3)	Represents (i) shares issuable upon exercise of currently exercisable options under the Company's 2005 Non-Employee Directors Stock Option Plan and (ii) warrants to purchase 5,000 shares of our Common Stock issued in December 2009.

(4)	The above disclosure is based on a Schedule 13G filed by the stockholder on May 16, 2013.
(5)

Represents (i) 145,000 shares of the Company’s Common and (ii) a warrant for the purchase of 225,000 shares of the Company’s Common Stock. The above disclosure is based on a Schedule 13G filed by the stockholder on May 16, 2013.

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

The following table presents information as of December 31, 2013 with respect to compensation plans under which equity securities were authorized for issuance, including the 2005 Plan and the Non-Employee Directors Plan and agreements granting options or warrants outside of these plans.

	NUMBER OF SECURITIES
	TO BE ISSUED UPON	WEIGHTED- AVERAGE	NUMBER OF SECURITIES
	EXERCISE OF	EXERCISE PRICE OF	REMAINING AVAILABLE FOR
	OUTSTANDING OPTIONS,	OUTSTANDING OPTIONS,	FUTURE ISSUANCE UNDER
	WARRANTS OR RIGHTS	WARRANTS OR RIGHTS	EQUITY COMPENSATION PLANS

Equity compensation plans approved by security holders	95,000	$7.80	6,500
Equity compensation plans not approved by security holders	315,051	$0.55
Total	410,051	$2.23	6,500

NON-SHAREHOLDER APPROVED PLANS

The following is a description of options and warrants granted to employees, directors, advisory directors and consultants that were outstanding as of December 31, 2013.

As of December 31, 2013, we had outstanding options and warrants to purchase an aggregate of 315,051 shares of our Common Stock which were granted outside of the Plans. These are comprised of the following: (i) to employees (22,319) and to a former CFO (10,000), (ii) 277,732 warrants issued to service providers (iii) 5,000 warrants issued to Directors in lieu of fees owed to them.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., Certified Public Accountants, a member firm of Deloitte Touche Tohmatsu Limited, for the audit of our annual financial statements for the year ended December 31, 2013 and 2012.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2013	December 31, 2012
Audit Fees	$26,500	$26,500
Audit Related Fees	$—	—
Tax Fees	$3,500	$3,500
All Other Fees	$—	—
Total	$30,000	$30,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are incorporated herein by reference or are filed with this report as indicated below.

EXHIBIT NO.	DESCRIPTION

2.1	Restated Capital Stock Exchange Agreement dated as of April 21, 2005 among the Company, SPO Ltd. and the SPO Ltd. shareholders specified therein. (1)
3.1*	Amended and Restated Certificate of Incorporation of the Company. (2)
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company
3.3	Articles of Amendment – Certificate of Designation of Series A Preferred Stock Certificate of Incorporation of the Company (12)
3.4	Bylaws of the Company (1)
3.5	Articles of Association of SPO Medical Equipment Ltd. (3)
4.1	Form of Promissory Note issued to certain investors. (1)
4.2	Form of Warrant Instrument issued to certain investors.(1)
4.3	Form of Promissory Note issued in connection with the Subscription Agreement referred to in Item 10.1. (5)
4.4	Form of Warrant issued in connection with the Agreement referred to in Item 10.1 (4)
4.5	Form of Warrant (5)
4.6	Form of Common Stock Purchase Warrant (5)
4.7	Form of Investor Warrant used in the Financing Referred to in Exhibit 10.16. (6)
4.8	Form of Investor Warrant used in the Financing Referred to in Exhibit 10.17(11)
10.1	Form of subscription Agreement with certain investors. (4)
10.2	Employment Agreement effective as of May 18, 2005 between the Company and Michael Braunold. (7)+
10.3	Employment Agreement effective as of May 18, 2005 between SPO Ltd. and Michael Braunold. (7)+
10.4	Company's 2005 Equity Incentive plan
10.5	Company's 2005 Non-Employee Directors Stock option Plan
10.5	Form of Subscription Agreement between SPO Global Inc. and certain Buyers (4)
10.6	Form of First Amendment to Subscription Agreement between SPO Global Inc. and parties thereto. (8)
10.6	Form of Second Amendment to an SPO Subscription Agreement (8)
10.7	Form of Warrant Exercise and Note Conversion Agreement dated as of March 26, 2008 (9)
10.9	Form of Subscription Agreement (9)
10.14	Alliance and License Agreement, dated as of December 1, 2009 between SPO Medical Equipment Ltd. and SPO Medical Systems Ltd. (10)
10.15	Placement Agency Agreement dated as of July 12, 2010 by and between SPO Global Inc. and Emerson Equity LLC. (6)
10.16	Form of Subscription Agreement. (6)
10.17	Form of Subscription Agreement (11)
10.18	Preferred Stock Purchase Agreement dated August 26, 2013 between SPO Global Inc. and Michael Braunold (12)
14.1	Code of Conduct (11)
31*	Certification of the Chief Executive Officer (Principal Executive officer and Principal financial and accounting officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of the Chief Executive Officer (Principal Executive officer and Principal financial and accounting officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+  Management Agreement

*  Attached hereto

(1)	Incorporated by reference to Current Report on Form 8-K filed April 27, 2005.
(2)	Incorporated by reference to the Company's Annual Report Form 10-K for the year ended December 31, 2010
(3)	Incorporated by reference to the Company's Annual Report Form 10-KSB for the fiscal year ended December 31, 2005
(4)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended September 30, 2006
(5)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended March 31, 2008
(6)	Incorporated by reference to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 2010
(7)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended June 30, 2005
(8)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended September 30, 2006
(9)	Incorporated by reference to the Company's Quarterly Report Form 10-QSB for the quarter ended March 31, 2008
(10)	Incorporated by reference to the Company's Annual Report Form 10-K for the year ended December 31, 2010
(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013
(12)	Incorporated by reference to Current Report on Form 8-K filed August 30, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: April 9, 2014	/s/ Michael Braunold
Michael Braunold
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Sidney Braun	Chairman, Director	April 9, 2014
Sidney Braun

/s/ Michael Braunold	President, Chief Executive Officer and Director	April 9, 2014
Michael Braunold

SPO GLOBAL INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

SPO GLOBAL Inc.

We have audited the accompanying consolidated balance sheets of SPO GLOBAL INC. ("the Company") and its subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements, present fairly, in all material respects, the financial position of the

Company and its subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses from operations and deficiency in stockholders' equity raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Brightman Almagor Zohar & Co

Brightman Almagor Zohar & Co.

Certified Public Accountants

A member firm of Deloitte Touche Tohmatsu Limited

Tel-Aviv, Israel

April 8, 2014

SPO GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	December 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$286	$24
Prepaid expenses and other accounts receivable	61	10

	347	34

LONG TERM INVESTMENTS

Severance pay fund	168	142

PROPERTY AND EQUIPMENT, NET	22	—

Total net assets	$537	$176

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Short-term loans	$700	$1,081
Trade payables	38	5
Employees and Payroll accruals	774	563
Accrued expenses and other liabilities	531	502
	2,043	2,151

Long-Term Liabilities
Warrants to issue shares	—	18
Long-Term Loans	882	375
Accrued severance pay	271	235
	1,153	628

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock $0.01 par value
Authorized - 2,000,000 shares, issued and outstanding - 100 and 0 Series A shares at December 31, 2013 and December 31, 2012, respectively	(*) —	—
Common stock $0.01 par value-
Authorized - 100,000,000 shares, issued and outstanding - 5,305,608 and 2,823,177 shares as at December 31, 2013 and December 31, 2012, respectively (**)	53	28
Additional paid-in capital	18,971	18,369
Accumulated deficit	(21,683)	(21,000)
	(2,659)	(2,603)
Total liabilities and stockholders’ deficiency	$537	$176

(*) Less than $1
(**) The number of shares have been adjusted retroactively to reflect the one for twenty reverse split of our common stock dated October 7, 2013.

The accompanying notes to these financial statements are an integral part thereof.

SPO GLOBAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
U.S. dollars in thousands (except share and per share data)

	Years ended December 31,
	2013	2012

Revenues	$556	$316
Cost of revenues	411	266

Gross profit	145	50

Operating expenses
Research and development	—	10
Selling and marketing	58	510
General and administrative	447	216

Total operating expenses	505	736

Operating loss	(360)	(686)

Financial expense, net	(323)	(202)
Net Loss for the period	$(683)	$(888)

Basic and diluted loss per share (*)	$(0.17)	$(0.40)
Weighted average number of shares outstanding used in computation of basic loss per share (*)	4,103,186	2,230,541

(*) The number of shares have been adjusted retroactively to reflect the one for twenty reverse split of our common stock dated October 7, 2013.

The accompanying notes to these financial statements are an integral part thereof.

SPO GLOBAL INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
U.S. dollars in thousands (except share and per share data)

	Stock capital	Additional paid-in capital	Accumulated deficit	Total
Balance as of January 1, 2012	$359	$17,274	$(20,112)	$(2,479)

Issuance of ordinary stock to service providers	3	—		3
Issuance of warrants to service providers		500		500
Issuance of warrants to an investor		10		10
Exercise of Penny warrants	22			22
Conversion of convertible debt to shares	181	(46)		135
Issuance of debt containing beneficial conversion feature		94		94
Net Loss			(888)	(888)
Balance as of December 31, 2012	$565	$17,832	$(21,000)	$(2,603)

Conversion of convertible debt to shares	307	(158)		149
Issuance of debt containing beneficial conversion feature		204		204
Exercise of Penny warrants	24			24
Revaluation of warrants		12		12
Shares issued for cash ($0.025 per share)	100	127		227
Issuance of warrants to an investor		2		2
Issuance of ordinary stock to service providers	1	8		9
1 for 20 reverse stock split	(944)	944		—
Net Loss			(683)	(683)
Balance as of December 31, 2013	$53	$18,971	$(21,683)	$(2,659)

The accompanying notes to these financial statements are an integral part thereof.

SPO GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands (except share and per share data)

	Years ended December 31,
	2013	2012
Cash Flows from Operating Activities
Net Loss for the period	$(683)	$(888)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	7	—
Non-cash expenses related to convertible debt	103	89
Stock-based compensation expenses related to employees, service providers	9	503
Non-cash expense related to warrants to issue shares	(18)	1
Non-cash expense related to warrants issued to an investor	2	—
Changes in assets and liabilities:
Increase in accrued interest payable on loans	50	42
(Increase) in prepaid expenses and other receivables	(51)	(6)
Increase (decrease) in trade payables	33	(1)
Increase in accrued severance pay, net	10	2
Increase (decrease) in accrued expenses and other liabilities	264	(78)
Net cash used in operating activities	(274)	(336)

Cash Flows from Investing Activities
Purchase of property	(29)	—
Net cash used in investing activities	(29)	—

Cash Flows from Financing Activities
Proceeds from sale of shares and warrants, net of issuance costs	227	—
Payments of loans	(14)	(33)
Proceeds from loan	352	356
Net cash provided by financing activities	565	323

Increase in cash and cash equivalents	262	(13)
Cash and cash equivalents at the beginning of the period	24	37
Cash and cash equivalents at the end of the period	$286	$24

Non cash transactions
Conversion of convertible debt to shares	$149	$135
Exercise of warrants in consideration of concession of debt	$24	$22
Discount on convertible notes recognized to beneficial conversion feature	$204	$—
Revaluation of warrants	$12	$—

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$76	$43

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

Effective October 4, 2013, the Company changed its corporate name to “SPO Global Inc.”.

The Company implemented a 1-for-20 reverse stock split on October 7, 2013. All share and per share amounts and calculations in these financial statements have been retroactively adjusted to reflect the effects of the reverse stock split.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2013, resulted in a net loss of $683, and the Company’s balance sheet reflects a net stockholders’ deficit of $2,659. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. As disclosed in previous filings with the Securities and Exchange Commission, management has been attempting to raise additional cash from current and potential stockholders and plans to continue these efforts. There can be no assurance that this capital will be available and if it is not, the Company may be forced to substantially curtail or cease exploration block acquisition and/or exploration and development expenditures. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Computer and peripheral equipment three - seven years

Office furniture and equipment seven - fifteen years

Leasehold improvement Over the term of the lease

In accordance with ASC 360-10, “Accounting for Impairment or Disposal of Long-Lived Assets”, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future undiscounted cash flows. If so indicated, an impairment loss would be recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses in the years ended December 31, 2013 and 2012.

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

Stock-based compensation:

Effective January 1, 2006, the Company adopted ASC 718, "Share-Based Payment" requiring that compensation cost relating to share-based payment awards made to employees and directors be recognized in the financial statements. The awards issued under Company's stock-based compensation plans to employees are described in Note 11, “Stockholder's Deficiency". The cost for such awards is measured at the grant date based on the calculated fair value of the award. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods (generally the vesting period of the equity award) in the Company's Consolidated Statement of Operations.

Stock-based compensation cost relating to stock options recognized in 2012 is based on the value of the portion of the award that is ultimately expected to vest. ASC 718-10 requires forfeitures to be estimated at the time of grant in order to estimate the portion of the award that will ultimately vest. Such portion is currently estimated at 0%, based on the Company's historical rates of forfeiture.

The following table summarizes the effects of stock-based compensation resulting from the application of ASC 718 and ASC 505-50 included in Statement of Operations:

	Year ended December 31,
	2013	2012

Selling and marketing	$9	$500
General and administrative	—	3
Financing	—	—
	$9	$503

Under ASC 718-10, the fair market value of employee option grants was estimated on the date of grant using the “Black-Scholes option pricing” method with the following weighted-average assumptions: (1) expected life of 3 or 5 years (as per option's terms); (2) dividend yield of 0% (3) expected volatility of 273% (4) risk-free interest rate of approximately 0.4% in 2010.

On May 8, 2013, 50,000 (post reverse stock split) warrants were issued to a consultant. The fair value of the warrants in the amount of $9 was calculated using Black-Scholes and the following assumptions, estimated life of 0.25 years remaining, volatility of 309%, risk free interest rate of 0.04%, and dividend yield of 0%.

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

NOTE 4	PROPERTY AND EQUIPMENT

	December 31,
	2013	2012
Cost:
Office furniture and equipment	$5	$5
Automobile	$24	$—

Accumulated depreciation:	$7	$5

Property and Equipment, net	$22	$—

Depreciation expenses for the years ended December 31, 2013 and 2012 amounted to $7 and $0, respectively.

NOTE 5 LOANS PAYABLE

In December 2005, the Company completed the private placement to certain accredited investors that commenced in April 2005 for the issuance of up to $1,544 of units of its securities, with each unit comprised of (i) the Company’s 18 month 8% promissory note (collectively, the "April 2005 Notes") and (ii) three year warrants (expired). As of December 31, 2013, the remaining outstanding April 2005 Notes principal and accrued interest totaled $641. The Company reached an agreement with the investors to extend the maturity date of loans totaling $280 for an additional 24 months to December 31, 2015. The remaining balance of $361 is past due.

In July 2006, the Company commenced a private placement of units of its securities, the (“Loan Notes”), with each unit comprised of (i) the Company’s 8% month promissory note due 12 months from the date of issuance and (ii) warrants, pursuant to which the Company raised $550 (the maximum amount that could be raised from this offering). As of December 31, 2013, approximately $183 in respect of the principal and accrued interest on these notes remains outstanding. These notes are past due.

On March 25, 2011, the Company and one of its stockholders entered into a loan agreement pursuant to which the stockholder loaned to the Company $50 for working capital purposes. The original maturity date of the loan was March 25, 2012. The loan continues to bear interest at a per annum rate of 8% and is now payable on demand.

In July, 2011, the Company received a $5 loan from an investor. The loan was scheduled to mature in June 2013 and bear interest at the rate of 8% per annum. The loan is past due.

In August and November, 2011, the Company received $75 and $200 from existing investors on account for loans. The loans were scheduled to mature in August and November 2013 and bear interest at the rate of 15% per annum. Principal and accrued interest is convertible into shares of the Company’s common stock at the option of the holder at the conversion price of $0.50 (post reverse stock split) per share. In August 2013, the Company issued to the investors warrants, exercisable through August and November, 2015, to purchase, in the aggregate, up to 45,833 shares of our common stock at a per share exercise price of $0.50. The Company reached an agreement with the investors to extend the maturity date of each loan for an additional 18 months to February and May 2015, respectively.

On January 31, 2012, the Company entered into a Securities Purchase Agreement with an investor pursuant to which it issued its 8% convertible promissory note in the principal amount of $50. The loan, together with accrued interest, was scheduled to mature on February 7, 2013. The Investor was entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date. As of December 2012, the investor converted the outstanding balance of the principal and accrued interest into shares of Common Stock.

On March 22, 2012, the Company entered into Convertible Note Agreements with two investors pursuant to which the Company received $25 from each investor. The original maturity date of the Notes was originally scheduled for September 22, 2012. The Notes bear interest at a per annum rate of 20%. The Notes and accrued interest are convertible to common stock of the Company at a conversion rate of $0.50 (post reverse stock split) per share. The Company reached an agreement with the investors to extend the maturity date of each loan for an additional 18 months to February 21, 2015 and March 22, 2015.

On May 1, 2012, the Company entered into a Convertible Note Agreement with an investor pursuant to which the Company received $25. The maturity date of the Note was November 1, 2012. The note representing the advance bears interest at a per annum rate of 20%. The Note and accrued interest are convertible to common stock of the Company at a conversion rate of $0.50 (post reverse stock split) per share. The Company reached an agreement with the investor to extend the maturity date for an additional 18 months to May 1, 2015.

On June 19, 2012, the Company entered into a Convertible Note Agreement with an investor pursuant to which the Company received $50. The original maturity date of the note representing the advance was June 19, 2013. The Note bears interest at a per annum rate of 23%. The Note and accrued interest are convertible to common stock of the Company at a conversion rate of $0.50 (post reverse stock split) per share. The Company reached an agreement with the investor to extend the maturity date for 18 months to December 19, 2014.

On July 19, 2012, the Company entered into a Convertible Note Agreement with an investor pursuant to which the Company received $50. The original maturity date of the note representing the advance was July 19, 2013. The Note bears interest at a per annum rate of 23%. The Note and accrued interest are convertible to common stock of the Company at a conversion rate of $0.50 (post reverse stock split) per share. The Company reached an agreement with the investor to extend the maturity date for 18 months to January 19, 2015.

On July 25, 2012, the Company entered into a Convertible Note Agreement pursuant to which the Company received $32.5. The original maturity date of the note is July 25, 2013. The note bears interest at a per annum rate of 8%. Commencing January 25, 2013, the Investor is entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date. As of December 2013, the investor converted the balance of the principal and accrued interest into shares of Common Stock.

On August 23, 2012, the Company entered into a Convertible Note Agreement with an investor pursuant to which the Company received $50. The original maturity date of the note was August 23, 2013. The Note bears interest at a per annum rate of 23%. The Note and accrued interest are convertible to common stock of the Company at a conversion rate of $0.50 (post reverse stock split) per share. The Company reached an agreement with the investor to extend the maturity date for 18 months to February 23, 2015.

On August 27, 2012, the Company entered into a Loan Agreement with an investor pursuant to which the Company is to be advanced $29 in monthly installments ranging from $4 to $1 from August 2012 through June 2013. As of December 31, 2013, the Company received $21 pursuant to the loan agreement. The loan is due on demand and is non-interest bearing.

On November 20, 2012, the Company entered into a Convertible Note Agreement pursuant to which the Company received $32.5. The original maturity date of the note is October 31, 2013. The note bears interest at a per annum rate of 8%. Commencing May 20, 2013, the Investor is entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date. As of December 2013, the investor converted the outstanding balance of the principal and accrued interest into shares of Common Stock.

On January 4, 2013, the Company entered into a Convertible Note Agreement pursuant to which the Company received a loan in the principal amount of $32.5. The scheduled maturity date of the note is January 4, 2014. The note bears interest at a per annum rate of 8%. Commencing June 18, 2013, the investor is entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date. As of December 31, 2013 the outstanding balance of the principal and accrued interest was converted into shares of Common Stock.

On February 5, 2013, the Company entered into a Convertible Note Agreement pursuant to which the Company received an additional loan in the principal amount of $32.5 from the above referenced investor. The scheduled maturity date of the note is February 5, 2014. The note bears interest at a per annum rate of 8%. Commencing July 28, 2013, the Investor is entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date. As of December 31, 2013 the outstanding balance of the principal and accrued interest was converted into shares of Common Stock.

On April 12, 2013, the Company entered into a Convertible Note Agreement pursuant to which the Company received an additional loan in the principal amount of $32.5 from the above referenced investor. The scheduled maturity date of the note is April 12, 2014. The note bears interest at a per annum rate of 8%. Commencing October 9, 2013, the Investor is entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date. As of December 31, 2013, $15 of principal and accrued interest was converted into shares of Common Stock.

On December 27, 2013, the Company entered into definitive agreements with an accredited investor and a current shareholder of the Company, relating to a private placement of $250 in principal amount of the Company’s Convertible Promissory Note due December 28, 2015. The note was issued pursuant to a Subscription Agreement dated as of December 27, 2013 between the Company and the Investor. Interest on the Note accrues at the rate of 10% per annum and is payable in cash in arrears upon the earlier of (i) each six months from the date of the Note (ii) or the date of conversion or (iii) at maturity, whichever occurs first, and will continue to accrue until the Note is fully converted and/or paid in full. The Note is convertible into shares of the Company’s common stock at the Investor’s option at a conversion rate equal to the average of the closing price of the Common Stock for the ten consecutive trading days immediately proceeding the date a notice of conversion is delivered. The Investor may not exercise the conversion right if the shares issuable upon conversion, together with shares held by the Investor, exceed 9.99% of the then outstanding shares of the Company after such conversion and/or exercise. Under the terms of the Subscription Agreement, at any time that the Note (or any portion thereof) is converted, the Investor is to receive warrants, exercisable for two years following the date of issuance for Common Stock equal to 50% of the number of shares of Common Stock issued upon conversion of the Note (or any part thereof) at a per share warrant exercise price equal to twice the conversion price.

NOTE 6 EMPLOYEES AND PAYROLL ACCRUALS

The Company recorded liability to its employees in respect of unpaid salaries and employment benefits, which also includes accruals for salaries and benefits thereon that have been deferred since July 2008. On July 15, 2010, the Company issued to part of the employees three year warrants to purchase up to 345,000 shares of the Company’s Common Stock at a per share exercise price of $0.20 (post reverse stock split) in consideration of the waiver by such employees of amounts payable to them. As of December 31, 2013 and 2012, the Company’s liability to its employees in respect of unpaid salaries aggregated $622 and $563, respectively.

NOTE 7 ACCRUED EXPENSES AND OTHER LIABILITIES

	December 31,
	2013	2012

Royalties to the office of the Chief Scientist	$467	$386
Other accrued expenses	64	116
	$531	$502

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

Severance pay expense for the year ended December 31, 2013 and 2012 amounted to $10 and $2, respectively.

NOTE 9 CAPITAL TRANSACTIONS

Common Stock and Common Stock Equivalents

On January 11, 2012, warrants with an exercise price of $0.01 were exercised for 110,603 (post reverse stock split) of the Company’s shares of Common Stock.

On March 20, 2012, the Company issued 12,500 (post reverse stock split) shares to a former employee in consideration of the settlement of all amounts owed to the former employee.

During the year ended December 31, 2012, the Company issued 903,911 (post reverse stock split) shares of its Common Stock upon conversion of $94 in principal and accrued interest of convertible promissory notes.

On May 8, 2013, the Company entered into a Subscription Agreement with two accredited investors (the “Investors”), pursuant to which the Company sold and issued to the Investors (the “Private Placement”) a total of 500,000 (post reverse stock split) shares of the Company's Common Stock for proceeds of $227, net of issuance expenses. In connection with the Private Placement, warrants (the “Warrants”) for an additional 250,000 (post reverse stock split) shares of the Company’s Common Stock were issued to one of the Investors. The Warrants are exercisable through May 8, 2018 at a per share exercise price of $2.00 (post reverse stock split).

On May 29, 2013, the Company issued 118,332 (post reverse stock split) shares to satisfy an obligation to issue shares.

On December 9, 2013, the Company issued 150,000 (post reverse stock split) shares to a service provider for consulting services. The shares were valued at the market price on the date issued.

During the year ended December 31, 2013, the Company issued 1,713,743 (post reverse stock split) shares of its common stock upon conversion of $149 in principal and accrued interest of convertible promissory notes.

Series A Preferred Stock

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

NOTE 10 WARRANTS

On January 3, 2012, 45,833 (post reverse stock split) warrants were issued to an investor in conjunction with financing. The fair value of the warrants was calculated using Black-Scholes and the following assumptions, estimated life of 2.84 years remaining, volatility of 319%, risk free interest rate of 0.40%, and dividend yield of 0%.

On May 8, 2013, 12,500 (post reverse stock split) warrants were issued to an investor in conjunction with financing. The fair value of the warrants was calculated using Black-Scholes and the following assumptions, estimated life of 0.25 years remaining, volatility of 309%, risk free interest rate of 0.04%, and dividend yield of 0%.

On December 31, 2013, 160,000 warrants were issued to an investor in conjunction with financing. The fair value of the warrants was calculated using Black-Scholes and the following assumptions, estimated life of 0.25 years remaining, volatility of 400%, risk free interest rate of 0.07%, and dividend yield of 0%.

NOTE 11 STOCKHOLDER'S DEFECIENCY

Authorized Shares

The Company has two classes of capital stock: common and preferred. As of December 31, 2013 and 2012, the Company had 100,000,000 shares of common stock authorized and 2,000,000 shares of preferred stock authorized both at $0.01 par value per share.

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

Reverse Stock Split

The Company declared a 1-for-20 reverse stock split with an effective date of October 7, 2013. All share and per share amounts and calculations in these financial statements have been retroactively adjusted to reflect the effects of the reverse stock split.

Equity Incentive Plans

In April 2005, the Company adopted the 2005 Equity Incentive Plan (the "2005 Plan"). A total of 87,500 (post reverse stock split) shares of Common Stock were originally reserved for issuance under the 2005 Plan. The 2005 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, bonus stock, awards in lieu of cash obligations, other stock-based awards and performance units. The 2005 Plan also permits cash payments under certain conditions. The compensation committee of the Board of Directors is responsible for determining the type of award, when and to who awards are granted, the number of shares and the terms of the awards and exercise prices. The options are exercisable for a period not to exceed ten years from the date of grant. Vesting periods range from immediately to four years. Under the 2005 plan options granted expire no later than the tenth anniversary from the date of the grant.

In April 2005, the Company adopted the 2005 Non-Employee Directors Stock Option Plan (the "2005 Directors Plan") providing for the issuance of up to 20,000 (post reverse stock split) shares of Common Stock to non-employee directors. Under the 2005 Directors Plan, only non-qualified options may be issued and they will be exercisable for a period of up to six years from the date of grant.

With respect to compensation expenses recorded in 2013 and 2012, relating to options granted through December 31, 2013, the Company applied the provisions of ASC 718-10, which require employee share-based equity awards to be accounted for under the fair value method, ASC 718-10 requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods.

During 2013 and 2012 the Company recorded Stock-based compensation expenses in the amount of $0 and $503, respectively.

The 2005 Plan and the Non-Employee Directors Plan authorized options exercisable into 95,000 (post reverse stock split) shares of common stock at an exercise price of $7.80. As of December 31, 2013, options for an aggregate of 6,500 (post reverse stock split) shares of Common Stock remain available for future grants under the Company’s 2005 Plan and 2005 Directors Plan.

Stock Options:

Options outstanding and exercisable at December 31, 2013 and 2012 (post reverse stock split):

	December 31, 2013
	Amount of Options	Weighed Average Exercise Price

Outstanding at the beginning of the year	77,500	$9.20
Forfeited	—	—
Outstanding at the end of the year	77,500	$9.20

Exercisable at the end of the year	77,500	$9.20

	December 31, 2012
	Amount of Options	Weighed Average Exercise Price

Outstanding at the beginning of the year	84,000	$8.40
Forfeited	(6,500)	2.60
Outstanding at the end of the year	77,500	$9.20

Exercisable at the end of the year	77,500	$9.20

The options outstanding as of December 31, 2013, have been separated into ranges of exercise price as follows:

Range of exercise price	Options outstanding as of December 31, 2013	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2013	Weighted average exercise price of options exercisable

$2.60	33,700	3.48	$2.60	33,700	$2.60
$3.00	6,650	4.83	$3.00	6,650	$3.00
$12.00	24,150	1.73	$12.00	24,150	$12.00
$15.60	5,000	1.00	$15.60	5,000	$15.60
$17.00	3,000	2.80	$17.00	3,000	$17.00
$37.00	5,000	2.80	$37.00	5,000	$37.00
	77,500	2.80	$9.18	77,500	$9.18

Stock warrants

The Company has the following warrants outstanding (post reverse stock split):

Issuance date	number of warrants issued	Exercise price	Exercisable as of December 31, 2013	Exercisable Through

2005-2010 (1)	255,884	0.20	255,884	December 2014-September 2015
2009 (2)	5,000	16.00	5,000	December 2014
2011 (3)	4,167	0.50	4,167	May 2014
2012 (4)	45,833	0.50	45,833	October 2015
2013 (5)	160,000	0.10	160,000	December 2019
2013 (6)	12,500	2.00	12,500	May 2018
2013 (7)	50,000	0.80	50,000	May 2018

(1)	Warrants issued to service providers 223,565, and ex-employees 32,319.
(2)	Warrants issued to directors in lieu of outstanding fees owed to them.
(3)	Warrants issued in connection with capital raise.
(4)	Warrants issued to investors.
(5)	Warrants issued to lenders in return for extended maturity dates.
(6)	Warrants issued to investors.
(7)	Warrants issued in connection with capital raise.

Dividends

The Company does not intend to pay cash dividends in the foreseeable future.

NOTE 12	FINANCIAL INCOME (EXPENSE)

Financial income (expense) are comprised of the following:

	Year Ended December 31, 2013	Year Ended December 31, 2012

Non-cash expenses related to convertible debt	$(103)	$(89)
Non-cash expenses related to warrants to issue shares	18	1
Interest in respect of debt instruments and liabilities	(126)	(117)
Exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Sbekel ("NIS") on liabilities in NIS held by the subsidiary	(112)	(30)
Forgiven interest	—	33

	$(323)	$(202)

NOTE 13 DEFERRED TAXES

Measurement of taxable income under the Income Tax Law (Inflationary Adjustments), 1985:

The results for tax purposes of the Israeli subsidiary are measured in terms of earnings in NIS. As explained in Note 3, the functional currency is the U.S. dollar. The Company has not provided deferred income taxes on the difference between the functional currency and the tax bases of assets and liabilities at the Israeli subsidiary.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	December 31,
	2013	2012

Tax on net operating losses carryforward	$6,030	$5,547
Less - valuation allowance	(6,030)	(5,547)
	$—	$—

The Company has provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

Net operating loss carryforwards as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012

Israel	$10,749	$9,027
USA	9,550	9,401
Total	$20,299	$18,428

Net operating losses in Israel may be carried forward indefinitely. Net operating losses in the U.S. are available through 2033.

NOTE 14 COMMITMENTS AND CONTINGENCIES

Government of Israel

The Company’s wholly owned subsidiary, SPO Ltd., is committed to pay royalties to the Office of the Chief Scientist of the Government of Israel (“OCS”) on sales of products, the research and development of which the OCS has participated in by way of grants, up to the amount of 100%-150% of the grants received plus interest at dollar LIBOR. The royalties are payable at a rate of 3% for the first three years of product sales and 3.5% thereafter. The total amount of grants received or accrued, net of royalties paid or accrued, as of December 31, 2013 was $1.3 million. The refund of the grants is contingent upon the successful outcome of the research and development and the attainment of sales. The Company has no obligation to refund these grants, if sales are not generated. The financial risk is assumed completely by the OCS. The grants were received from the OCS on a project-by-project basis. If the project fails the Company has no obligation to repay any grant received for the specific unsuccessful or aborted project. As of December 31, 2013 and 2012 the Company has recorded a provision for $467 and $386, respectively, in royalties from sales of its products. Owing to the current financial situation of the Company, the Company has deferred these payments under an informal agreement with the OCS.

Contractual Undertaking to a Private Party

Under the Subscription Agreement dated December 27, 2013 referred to in Note 5, the Company agreed to pay to the Investor the amount of Five Dollars in respect of each baby monitor which incorporates the Company’s patented PulseOx technology that it sells and for which it receives payment, up to a maximum amount of $75 (the “Revenue Based Payment”). Additionally, 50% the aggregate amount of the Revenue Based Payment made during the term of the promissory note representing the advance made by such investor shall be applied to the amount outstanding under such note. Accordingly, upon payment or conversion, the amount being repaid or converted under the note will be reduced by an amount equal to 50% of the aggregate Revenue Based Payment actually made on or prior to the date of payment/conversion.

NOTE 15 SUBSEQUENT EVENTS

On January 16, 2014, the Company issued 254,545 shares of its common stock upon conversion of convertible debt of $4.2.

