Form 10-Q
period 2014-03-31
SPO Global Inc
filed 2014-05-15
CIK 716778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2014 or

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

As of May 15, 2014, SPO Global Inc. had outstanding 5,837,123 shares of common stock, par value $0.01 per share.

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

2

SPO GLOBAL INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$186	$286
Prepaid expenses and other accounts receivable	60	61

	246	347

LONG TERM INVESTMENTS

Severance pay fund	169	168

PROPERTY AND EQUIPMENT, NET	21	22

Total net assets	$436	$537

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Short-term loans	$865	$700
Trade payables	24	38
Employees and Payroll accruals	819	774
Accrued expenses and other liabilities	519	531
	2,227	2,043

Long-Term Liabilities
Long-Term Loans	760	882
Accrued severance pay	276	271
	1,036	1,153

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock $0.01 par value
Authorized - 2,000,000 shares, issued and outstanding - 100 Series A shares at March 31, 2014 and December 31, 2013, respectively	(*) —	(*) —
Common stock $0.01 par value-
Authorized - 100,000,000 shares, issued and outstanding - 5,560,153 and 2,823,177 shares as at March 31, 2014 and December 31, 2013, respectively (**)	56	53
Additional paid-in capital	18,973	18,971
Accumulated deficit	(21,856)	(21,683)
	(2,827)	(2,659)
Total liabilities and stockholders’ deficiency	$436	$537

(*) Less than $1
(**) The number of shares have been adjusted retroactively to reflect the one for twenty reverse split of our common stock dated October 7, 2013.

The accompanying notes to these financial statements are an integral part thereof.

SPO GLOBAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Revenues	$28	$149
Cost of revenues	2	125

Gross profit	26	24

Operating expenses
Research and development	6	—
Selling and marketing	16	—
General and administrative	121	116

Total operating expenses	143	116

Operating loss	(117)	(92)

Financial expense, net	(56)	(55)
Net Loss for the period	$(173)	$(147)

Basic and diluted loss per share (*)	$(0.03)	$(0.05)
Weighted average number of shares outstanding used in computation of basic loss per share (*)	5,517,252	2,936,726

(*) The number of shares have been adjusted retroactively to reflect the one for twenty reverse split of our common stock dated October 7, 2013.

The accompanying notes to these financial statements are an integral part thereof.

SPO GLOBAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

	Three months ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss for the period	$(173)	$(147)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	1	—
Non-cash expenses related to convertible debt	14	52
Non-cash expense (income) related to warrants to issue shares	4	(11)
Changes in assets and liabilities:
Increase in accrued interest payable on loans	30	10
(Increase) in accounts receivables	—	(66)
Decrease in prepaid expenses and other receivables	1	7
Increase (decrease) in trade payables	(14)	51
Increase in accrued severance pay, net	4	6
Increase (decrease) in accrued expenses and other liabilities	33	33
Net cash used in operating activities	(100)	(65)

Cash Flows from Financing Activities
Payments of loans	—	(9)
Proceeds from loan	—	70
Net cash provided by financing activities	—	61

Increase in cash and cash equivalents	(100)	(4)
Cash and cash equivalents at the beginning of the period	286	24
Cash and cash equivalents at the end of the period	$186	$20

Non cash transactions
Conversion of convertible debt to shares	$5	$32
Discount on convertible notes recognized to beneficial conversion feature	$—	$54

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$27	$18

The accompanying notes to these financial statements are an integral part thereof.

SPO GLOBAL INC.

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS

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

NOTE 2 - GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the three months ended March 31, 2014, resulted in a net loss of $173, and the Company’s balance sheet reflects a net stockholders’ deficit of $2,827. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. As disclosed in previous filings with the Securities and Exchange Commission, management has been attempting to raise additional cash from current and potential stockholders and plans to continue these efforts. There can be no assurance that this capital will be available and if it is not, the Company may be forced to substantially curtail or cease operations and development expenditures. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 8-03 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2014 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the three months ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

Certain prior years' amounts have been reclassified in conformity with current year's financial statements.

NOTE 4 - PROPERTY AND EQUIPMENT

	March 31, 2014	December 31, 2013
Cost:
Office furniture and equipment	$5	$5
Automobile	$24	$24

Less accumulated depreciation:	$8	$7

Property and Equipment, net	$21	$22

Depreciation expense for the period ended March 31, 2014 amounted to $1.

NOTE 5 - LOANS PAYABLE

On April 12, 2013, the Company entered into a Convertible Note Agreement pursuant to which the Company received an additional loan in the principal amount of $32.5 from an investor. The note was originally scheduled to mature on March 19, 2014. The note had an interest at a per annum rate of 8%. The outstanding and unpaid principal amount on the note, as well as the interest accrued, were convertible, at the election of the holder, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date. As of March 31, 2014, $19 of the loan principal was converted into shares of Common Stock and the remaining balance in the amount of $13.5 was due and owing.

NOTE 6 - FINANCIAL INCOME (EXPENSE)

Financial income (expense) is comprised of the following:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2014	2013
Non-cash expenses related to convertible debt	$(14)	$(52)
Non-cash expenses related to warrants to issue shares	(4)	11
Interest in respect of debt instruments and liabilities	(57)	(29)
Exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Shekel ("NIS") on liabilities denominated in NIS held by the subsidiary	19	15
	$(56)	$(55)

NOTE 7 - SUBSEQUENT EVENTS

On April 10, 2014, the Company issued 276,970 shares of its Common Stock upon conversion of convertible debt of $4.6.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013.

OVERVIEW

We are currently focused on exploiting the sports and wellness markets by developing cutting edge products based on our proprietary technology.

SPO Global Inc. (“we” or the “Company”) is engaged in the design, development and marketing of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood, which is known as Reflectance Pulse Oximetry (RPO). Using RPO, a sensor can be positioned on various body parts, hence minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhance wireless, stand-alone configurations facilitating expanded commercial possibilities. As of May 2014, we held 12 patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our technologies. Our technologies are currently applied to products that are designed for use in the homecare, professional medical care, sports, safety and search and rescue markets.

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

Revenues to date have resulted primarily from the initial shipments of a new consumer wellness product to mass-market retailers based in the United States. We have generated significant operating losses since inception and we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

However, we need to raise additional funds on an immediate basis in order to realize our business plan as well as pay outstanding loans in the approximate amount of $1,625,000, of which $865,000 is due or matures by March 31, 2015. In January 2010, we restructured our operations in an attempt to focus primarily on our core technology for non-medical market operations. As of May 15, 2014, we had two employees working on a full-time basis. In addition, all research and development activities are performed on a sub-contracted basis. If we are unable to raise capital on an immediate basis, it may be necessary for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel and/or cease operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts, intangible assets and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2014 AND THE THREE MONTHS ENDED MARCH 31, 2013.

REVENUES. Revenues for the three months ended March 31, 2014 were $28,000 as compared to $149,000 for the corresponding period in 2013. The decrease in revenues for the three months ended March 31, 2014 as compared to the corresponding period in 2013 is attributable to a decline in deliverable purchase orders.

COSTS OF REVENUES. Costs of revenues include all costs related to subcontracted manufacturing and product delivery. Cost of Revenues for the three months ended March 31, 2014 were $2,000 as compared to $125,000 for the corresponding period in 2013. The decrease in cost of revenues for the three months ended March 31, 2014 as compared to the corresponding period in 2013 is attributable to the manufacturing costs associated with product sales in the quarter.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net, consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of subcontractor services, contract design and testing services, supplies used and consulting fees paid to third parties. Research and development expenses were $6,000 for the three months ended March 31, 2014. No research and development expenses were recorded for the corresponding period in 2013. The increase in research and development expenses for the three months ended March 31, 2014 as compared to the corresponding period in 2013 is primarily attributable to activities relating to new product development.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to consultants for the provision of public relations, promotion and marketing services geared to the recreational sports and wellness markets. Selling and marketing expenses were $16,000 for three months ended March 31, 2014. No selling and marketing expenses were recorded for the corresponding period in 2013. The increase in selling and marketing expenses during the three months ended March 31, 2014 as compared to the corresponding period in 2013 is primarily attributable to activities relating to evaluating the potential of product sales in new territories.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the three months ended March 31, 2014 were $121,000, as compared to $116,000 for the corresponding period in 2013.  The increase in general and administrative expenses during the three months ended March 31, 2014 as compared to the corresponding period in 2013 is primarily attributable to increased professional fees and product liability insurance.

FINANCIAL EXPENSE, NET. Finance expense, net for the three months ended March 31, 2014 were $56,000 as compared to $55,000 for the corresponding period in 2013.

NET LOSS. For the three months ended March 31, 2014 and 2013, we had net losses of $173,000 and $147,000, respectively. The increase in net loss for the three months ended March 31, 2014 compared to corresponding three month period in 2013 is primarily attributable to an increase in product development and marketing expenses .

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $1,625,000 and to realize our restructured business plan. We believe that our currently existing cash resources are sufficient to satisfy our operating requirements through December 31, 2014. If we are unable to raise additional capital through a financial raise or revenues, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel, or ceasing operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern. Such “going concern” qualification may make it more difficult for us to raise funds if and when needed. In addition, any additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations. .

As of March 31, 2014, we had $186,000 in cash and cash equivalents available to us.

We generated negative cash flow from operating activities of approximately $100,000 during the three months ended March 31, 2014 compared to $65,000 for the 2013 corresponding period.

 To date, we have financed our operations primarily from debt financing and the sale of our securities. See Notes 5 and 9 in our consolidated financial statements accompanying our Annual Report on Form 10-K for the year ended December 31, 2013 filed on April 9, 2014 and Note 5 in our consolidated financial statements accompanying this Quarterly Report on Form 10-Q.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended March 31, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We first disclosed in the quarterly report on Form 10-Q for the three months ended March 31, 2008, that we had not repaid principal and accrued interest that became due during the quarterly period covered by such report. We disclosed in subsequent quarterly reports on Form 10-Q additional amounts that became due in ensuing quarterly periods and the results of our efforts to resolve these matters. As of March 31, 2014, principal and accrued interest in the aggregate amount of approximately $620,000 continues to remain outstanding. We continue to hold discussions with certain of the holders of the outstanding debt in an attempt to resolve this matter; no assurance can be provided that we will be successful in concluding any mutually acceptable resolution of this matter.

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

DATE: May 15, 2014	/s/ Michael Braunold
Michael Braunold
Chief Executive Officer (Principal Executive
Officer and Principal Financial and Accounting Officer) and Director

