Form 10-Q
period 2014-09-30
SPO Global Inc
filed 2014-11-14
CIK 716778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2014 or

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

As of November 14, 2014, SPO Global Inc. had outstanding 6,418,368 shares of common stock, par value $0.01 per share.

INDEX PAGE

1

PART I - FINANCIAL INFORMATION

 FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-Q. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "INTENDS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN; THE COMPANY'S BUSINESS PLANS; TIMING OF PLANNED PRODUCT ROLLOUTS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY'S PRODUCT LINES; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, SUFFICIENCY OF CASH RESERVES, THE COMPANY'S ABILITY TO OBTAIN ADDITIONAL NEEDED FINANCING; GOING CONCERN QUALIFICATIONS; ORDER BACKLOG RESULTING IN REVENUES; MARKET ACCEPTANCE OF THE COMPANY’S PRODUCT LINES; THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY'S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; INFLATION; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS AFFECTING THE TECHNOLOGY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

2

SPO GLOBAL INC.

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$194	$286
Prepaid expenses and other accounts receivable	398	61

	592	347

LONG TERM INVESTMENTS

Severance pay fund	161	168

PROPERTY AND EQUIPMENT, NET	19	22

Total net assets	$772	$537

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Short-term loans	$1,633	$700
Trade payables	120	38
Employees and Payroll accruals	851	774
Accrued expenses and other liabilities	539	531
	3,143	2,043

Long-Term Liabilities
Long-Term Loans	489	882
Accrued severance pay	268	271
	757	1,153

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock $0.01 par value
Authorized - 2,000,000 shares, issued and outstanding - 100 Series A shares at September 30, 2014 and December 31, 2013, respectively	(*) —	(*) —
Common stock $0.01 par value-
Authorized - 100,000,000 shares, issued and outstanding - 6,418,368 and 5,305,608 shares as at September 30, 2014 and December 31, 2013, respectively (**)	64	53
Additional paid-in capital	18,974	18,971
Accumulated deficit	(22,166)	(21,683)
	(3,128)	(2,659)
Total liabilities and stockholders’ deficiency	$772	$537

(*) Less than $1
(**) The number of shares have been adjusted retroactively to reflect the one for twenty reverse split of our common stock dated October 7, 2013.

The accompanying notes to these financial statements are an integral part thereof.

SPO GLOBAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$265	$245	$315	$494
Cost of revenues	174	199	176	409

Gross profit	91	46	139	85

Operating expenses
Research and development	6	—	12	—
Selling and marketing	62	18	94	35
General and administrative	109	138	345	351

Total operating expenses	177	156	451	386

Operating loss	(86)	(110)	(312)	(301)

Financial expense, net	(23)	(61)	(171)	(199)
Net Loss for the period	$(109)	$(171)	$(483)	$(500)

Basic and diluted loss per share (*)	$(0.02)	$(0.04)	$(0.08)	$(0.13)
Weighted average number of shares outstanding used in computation of basic loss per share (*)	6,301,428	4,671,544	5,920,970	3,744,787

(*) The number of shares have been adjusted retroactively to reflect the one for twenty reverse split of our common stock dated October 7, 2013.

The accompanying notes to these financial statements are an integral part thereof.

SPO GLOBAL INC.

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

	Nine months ended September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss for the period	$(483)	$(500)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	3	8
Non-cash expenses related to convertible debt	36	91
Non-cash (income) related to warrants to issue shares	—	(18)
Changes in assets and liabilities:
Increase in accrued interest payable on loans	93	52
(Increase) in prepaid expenses and other receivables	(337)	(10)
Increase in trade payables	82	118
Increase in accrued severance pay, net	4	12
Increase in accrued expenses and other liabilities	85	171
Net cash used in operating activities	(517)	(76)

Cash Flows from Investing Activities
Purchase of property	—	(29)
Net cash used in investing activities	—	(29)

Cash Flows from Financing Activities
Proceeds from sale of shares and warrants, net of issuance costs	—	227
Payments of loans	—	(14)
Proceeds from loan	425	104
Net cash provided by financing activities	425	317

Increase (decrease) in cash and cash equivalents	(92)	212
Cash and cash equivalents at the beginning of the period	286	24
Cash and cash equivalents at the end of the period	$194	$236

Non cash transactions
Conversion of convertible debt to shares	$14	$135
Exercise of warrants in consideration of concession of debt	$—	$24
Discount on convertible notes recognized to beneficial conversion feature	$—	$80
Reduced exercise price of warrants in consideration of concession of debt	$—	$12

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$106	$59

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

As reflected in the accompanying financial statements, the Company’s operations for the nine months ended September 30, 2014, resulted in a net loss of $483, and the Company’s balance sheet reflects a net stockholders’ deficit of $3,128. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. As disclosed in previous filings with the Securities and Exchange Commission, management has been attempting to raise additional cash from current and potential stockholders and plans to continue these efforts. There can be no assurance that this capital will be available and if it is not, the Company may be forced to substantially curtail or cease operations and development expenditures. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3	SIGNIFICANT ACCOUNTING POLICIES

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 8-03 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of September 30, 2014 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the nine months ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ended December 31, 2014.

Certain prior years' amounts have been reclassified in conformity with current year's financial statements.

NOTE 4	PROPERTY AND EQUIPMENT

	September 30, 2014 (Unaudited)	December 31, 2013
Cost:
Office furniture and equipment	$5	$5
Automobile	$24	$24

Less accumulated depreciation:	$10	$7

Property and Equipment, net	$19	$22

Depreciation expense for the nine months ended September, 2014 amounted to $3.

NOTE 5	LOANS PAYABLE

On April 12, 2013, the Company entered into a Convertible Note Agreement pursuant to which the Company received a loan in the principal amount of $32.5. The note was originally scheduled to mature on March 19, 2014. As of September 30, 2014, $28.7 of the loan principal was converted into 1,298,864 shares of Common Stock and the remaining balance in the amount of $3.8 was due and owing. The outstanding and unpaid principal amount continues to accrue interest at a per annum rate of 22% and are convertible, at the election of the holder, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date.

On May 23, 2014, the Company entered into a loan agreement with an investor pursuant to which the Company received a loan in the principal amount of $175 to be used for order financing. The loan is interest-free. The principle amount of the loan with a $10 fee is repayable by September 30, 2014 and such loan may be pre-paid, at the option of the Company, without notice or penalty. If the loan is not repaid by the scheduled maturity date, the principle amount of the loan shall begin to accrue interest at a rate of 12% per annum from the maturity date until repayment in full.

On July 1, 2014, the Company entered into a loan agreement with an investor pursuant to which the Company received a loan in the principal amount of $50 to be used for order financing. The loan is interest-free. The principle amount of the loan with a $4 fee is repayable by November 30, 2014 and may be pre-paid, at the option of the Company, without notice or penalty. If the loan is not repaid by the scheduled maturity date, the principle amount of the loan shall begin to accrue interest at a rate of 12% per annum from the maturity date until repayment in full.

On August 1, 2014, the Company entered into a loan agreement with an investor pursuant to which the Company received a loan in the principal amount of $200 to be used for order financing. The loan is interest-free. The principle amount of the loan with a $16 fee is repayable by November 30, 2014 and may be pre-paid, at the option of the Company, without notice or penalty. If the loan is not repaid by the scheduled maturity date, the principle amount of the loan shall begin to accrue interest at a rate of 12% per annum from the maturity date until repayment in full.

NOTE 6	FINANCIAL EXPENSE

Financial expense is comprised of the following:

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2013
Non-cash expenses related to convertible debt	$(36)	$(91)
Non-cash expenses related to warrants to issue shares	—	18
Interest in respect of debt instruments and liabilities	(199)	(111)
Exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Shekel ("NIS") on liabilities denominated in NIS held by the subsidiary	64	(15)
	$(171)	$(199)

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

OVERVIEW

SPO Global Inc. (“we” or the “Company”) is engaged in the design, development and marketing of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood, which is known as Reflectance Pulse Oximetry (RPO). Using RPO, a sensor can be positioned on various body parts, hence minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhance wireless, stand-alone configurations facilitating expanded commercial possibilities. As of November 2014, we held 12 patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our technologies. Our technologies are currently applied to products that are designed for use in the homecare, professional medical care, sports, safety and search and rescue markets.

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

In addition, we are developing an innovative home-baby monitoring device for continuous measurement of wellness information to the parent or caregiver, while the baby is sleeping. This parental reassurance tool gives the company a technological competitive edge in providing an innovative, high performance solution for a market application that is applicable to most family homes. Subject to raising significant additional funds, of which no assurance can be provided, we believe that the product should become commercially available through an OEM arrangement with a strategic market partner during 2015.

Current Operational Highlights

We recorded revenues of $556,000 for the year ended December 2013 and $315,000 for the nine months ended September 30, 2014. As of November 14, 2014, we had a backlog of approximately $650,000, consisting of orders for additional units of our wellness product that we expect to deliver during the remainder of 2014 and the first quarter of 2015.

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

However, we need to raise additional funds on an immediate basis in order to realize our business plan as well as pay outstanding loans in the approximate amount of $2,122,000, of which $1,633,000 is due or matures by September 30, 2015. In January 2010, we restructured our operations in an attempt to focus primarily on our core technology for non-medical market operations. As of November 14, 2014, we had two employees working on a full-time basis. In addition, all research and development activities are performed on a sub-contracted basis. If we are unable to raise capital on an immediate basis, it may be necessary for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel and/or cease operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013.

REVENUES. Revenues for the three and nine months ended September 30, 2014 were $265,000 and $315,000, respectively, as compared to $245,000 and $494,000, respectively for the corresponding periods in 2013. The increase in revenues for the three months ended September 30, 2014 as compared to the corresponding three months in 2013 is attributable to an increase in deliverable purchase orders. The decrease in revenues for the nine months ended September 30, 2014 as compared to the corresponding period in 2013 is attributable to a decline in deliverable purchase orders in the first half of 2014.

COSTS OF REVENUES. Costs of revenues include all costs related to subcontracted manufacturing and product delivery. Cost of Revenues for the three and nine months ended September 30, 2014 were $174,000 and $176,000, respectively, as compared to $199,000 and $409,000, respectively for the corresponding periods in 2013. The decrease in cost of revenues for the three and nine months ended September 30, 2014 as compared to the corresponding periods in 2013 is attributable to the manufacturing costs associated with product sales in the relevant periods.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net, consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of subcontractor services, contract design and testing services, supplies used and consulting fees paid to third parties. Research and development expenses were $6,000 and $12,000 for the three and nine months ended September 30, 2014, respectively. No research and development expenses were recorded for the corresponding periods in 2013. The increase in research and development expenses for the three and nine months ended September 30, 2014 as compared to the corresponding period in 2013 is primarily attributable to activities relating to new product research.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to consultants for the provision of public relations, promotion and marketing services geared to the recreational sports and wellness markets. Selling and marketing expenses for the three and nine months ended September 30, 2014 were $62,000 and $94,000, respectively, as compared to $18,000 and $35,000, respectively, for the corresponding periods in 2013. The increase in selling and marketing expenses during the three and nine months ended September 30, 2014 as compared to the corresponding periods in 2013 is primarily attributable to activities relating to evaluating the potential of product sales in new territories along with marketing activities relating to new product opportunities.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the three and nine months ended September 30, 2014 were $109,000 and $345,000, respectively, as compared to $138,000 and $351,000, respectively, for the corresponding periods in 2013.  The decrease in general and administrative expenses during the three and nine months ended September 30, 2014 as compared to the corresponding periods in 2013 is primarily attributable to a decrease in professional fees.

FINANCIAL EXPENSE, NET. Finance expense, net for the three and nine months ended September 30, 2014 were $23,000 and $171,000, respectively, as compared to $61,000 and $199,000, respectively, for the corresponding periods in 2013.  The decrease in finance expenses during the three and nine months ended September 30, 2014 as compared to the corresponding periods in 2013 is primarily attributable to the net effects of interest expense from increased loans payable offset by finance income from foreign exchange rate fluctuations.

NET LOSS. Net loss for the three and nine months ended September 30, 2014 were $109,000 and $483,000, respectively, as compared to $171,000 and $500,000, respectively, for the corresponding periods in 2013.  The decreased net loss during the three and nine months ended September 30, 2014 as compared to the corresponding periods in 2013 is primarily attributable to an increase in gross profits and decreased finance expense.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $2,122,000 and to realize our restructured business plan. We believe that our currently existing cash resources, including anticipated revenue stream, are sufficient to satisfy our operating requirements through March 31, 2015. If we are unable to raise additional capital through a financial raise or revenues, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel, or ceasing operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern. Such “going concern” qualification may make it more difficult for us to raise funds if and when needed. In addition, any additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations.

As of September 30, 2014, we had $193,508 in cash and cash equivalents available to us.

We generated negative cash flow from operating activities of approximately $517,000 during the nine months ended September 30, 2014 compared to $76,000 for the 2013 corresponding period primarily due to an increase in prepaid cost of sales of approximately $330,000.

To date, we have financed our operations primarily from debt financing and the sale of our securities. See Notes 5 and 9 in our consolidated financial statements accompanying our Annual Report on Form 10-K for the year ended December 31, 2013 filed on April 9, 2014 and Note 5 in our consolidated financial statements accompanying this Quarterly Report on Form 10-Q. In May, July and August 2014, we borrowed, on a short-term basis, $425,000 for working capital purposes to fund our backlog of purchase orders, of which $175,000 was repayable by September 30, 2014 and the remaining $250,000 by November 30, 2014.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended September 30, 2014, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We first disclosed in the quarterly report on Form 10-Q for the three months ended March 31, 2008, that we had not repaid principal and accrued interest that became due during the quarterly period covered by such report. We disclosed in subsequent quarterly reports on Form 10-Q additional amounts that became due in ensuing quarterly periods and the results of our efforts to resolve these matters. As of September 30, 2014, principal and accrued interest in the aggregate amount of approximately $846,000 continues to remain outstanding. We continue to hold discussions with certain of the holders of the outstanding debt in an attempt to resolve this matter; no assurance can be provided that we will be successful in concluding any mutually acceptable resolution of this matter.

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

DATE: November 14, 2014	/s/ Michael Braunold
Michael Braunold
Chief Executive Officer (Principal Executive
Officer and Principal Financial and Accounting Officer) and Director

