Form 10-K
period 2014-12-31
SPO Global Inc
filed 2015-04-14
CIK 716778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

MARK ONE:

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year ended December 31, 2014

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  0-11772

SPO GLOBAL INC.

(Name of registrant as specified in its chapter)

Delaware	11-3223672
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

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

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  [ ]    No [ X ]

The registrant had 7,039,679 shares of common stock outstanding as of April 14, 2015.  The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such common stock on the OTC Market on June 30, 2014, was approximately $118,000.

SPO GLOBAL INC.

2014 FORM 10-K ANNUAL REPORT

FORWARD LOOKING STATEMENTS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED ELSEWHERE IN THIS FORM 10-K. CERTAIN STATEMENTS MADE IN THIS DISCUSSION ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY TERMINOLOGY SUCH AS "MAY," "WILL," "SHOULD," "EXPECTS," "INTENDS," "ANTICIPATES," "BELIEVES," "ESTIMATES," "PREDICTS," OR "CONTINUE" OR THE NEGATIVE OF THESE TERMS OR OTHER COMPARABLE TERMINOLOGY AND INCLUDE, WITHOUT LIMITATION, STATEMENTS BELOW REGARDING: THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN; THE COMPANY'S BUSINESS PLANS; TIMING OF PLANNED PRODUCT ROLLOUTS; EXPECTATIONS AS TO PRODUCT PERFORMANCE; EXPECTATIONS AS TO MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS; AND BELIEF AS TO THE SUFFICIENCY OF CASH RESERVES. BECAUSE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, BUT ARE NOT LIMITED TO, THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN, THE COMPANY'S ABILITY TO OBTAIN NECESSARY FINANCING; SUFFICIENCY OF CASH RESERVES; SUCCESS OF RESTRUCTURED OPERATIONS; ORDER BACKLOG RESULTING IN REVENUES; THE COMPETITIVE ENVIRONMENT GENERALLY AND IN THE COMPANY'S SPECIFIC MARKET AREAS; CHANGES IN TECHNOLOGY; THE AVAILABILITY OF AND THE TERMS OF FINANCING; INFLATION; CHANGES IN COSTS AND AVAILABILITY OF GOODS AND SERVICES; ECONOMIC CONDITIONS IN GENERAL AND IN THE COMPANY'S SPECIFIC MARKET AREAS; DEMOGRAPHIC CHANGES; CHANGES IN FEDERAL, STATE AND /OR LOCAL GOVERNMENT LAW AND REGULATIONS AFFECTING THE TECHNOLOGY; CHANGES IN OPERATING STRATEGY OR DEVELOPMENT PLANS; AND THE ABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL. ALTHOUGH THE COMPANY BELIEVES THAT EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CANNOT GUARANTEE FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS. MOREOVER, NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY AND COMPLETENESS OF THESE FORWARD-LOOKING STATEMENTS. THE COMPANY IS UNDER NO DUTY TO UPDATE ANY FORWARD-LOOKING STATEMENTS AFTER THE DATE OF THIS REPORT TO CONFORM SUCH STATEMENTS TO ACTUAL RESULTS.

PART I

ITEM 1. BUSINESS

Overview

SPO Global Inc. (“we” or the “Company”) is engaged in the design, development and marketing of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood, which is known as Reflectance Pulse Oximetry (RPO). Using RPO, a sensor can be positioned on various body parts, hence minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhance wireless, stand-alone configurations facilitating expanded commercial possibilities. As of April 2015, we held 12 patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our technologies. As further discussed below, our technologies are currently applied to products that are designed for use by in the homecare, general wellness, sports, safety and search and rescue markets.

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

We need to raise additional funds on an immediate basis in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $2,185,000 and to realize our restructured business plan. If we are unable to generate cash flow or raise capital, it may be necessary for us to cease operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

HoMedics Deluxe Pulse Oximeter TM — this private-label branded product addresses the sports and general recreational markets and is marketed under the HoMedics brand via drug-store retailer outlets. It offers the general consumer the ability to monitor vital signs under motion for a variety of recreational purposes. The HoMedics Deluxe Pulse Oximeter TM was first introduced commercially during the fourth quarter of 2012. The product accounts for the principal amount of our revenues in 2014.

Wellness Watch; “Live Well by SHARP TM” — this branded label product is an easy-to-use time-piece that can be worn on the hand to continually measure the number of activities and calories burned by an individual on a daily basis; this wellness watch is marketed to the market for overweight adults and children. The watch features a display function to continuously measure the number of daily activities against preset recommended goals. We have designed and patented the functionality of the watch to be an affordable, simple-to-use, fashion accessory to encourage users to increase their mobility and overall wellness and to wear it with pride. The watch is commercially available through an exclusive agreement with MZB and Company Inc (a large private time-piece manufacture) to manufacture and sell the product to department stores, mid-tier mass-market and food & drug stores throughout North America. The agreement specifies that the MZB will finance all costs associated with bringing the wellness watch to the marketplace. We and MZB have agreed to divide the profit margin from the sale of the wellness watch net of all manufacturing related costs. The term of the agreement continues through December 2015. All intellectual property rights are retained by us. Initial product revenues were recorded in 2014.

  Baby Movement Monitor — a monitor being designed and developed specifically for the use with infants. This unique monitor is being designed for continual non-invasive monitoring of an infant particularly during the hours that the baby is sleeping. This parental reassurance tool gives the company a technological competitive edge in providing an innovative, high performance solution for a market application that is applicable to most family homes. Additionally, we are looking to expand the baby product offering by introducing a forehead thermometer incorporating our RPO technology which will enable monitoring vital sign information of babies and infants. Subject to raising significant funds and securing a partnership with an existing market player, of which no assurances can be provided, we believe that these products could become commercially available during 2016.

  Sports Watch — a sports watch for monitoring hear rate for sports enthusiast to monitor their wellness while training or engaging in sport activities without the requirement to wear a conventional chest strap or equivalent. This is achieved using proprietary intellectual property developed by us to address problems associated with motion artifacts which are typical during sports and recreational related activities. This is a major and unique practical advantage over current products that we believe exist in the general leisure and wearable technology market.  As importantly, the watch will be able to read the heart rate without the sports enthusiast ceasing his physical activity. This will be made possible through the use of our patented RPO technology. Subject to raising significant funds and securing a partnership with an existing market player, of which no assurances can be provided, we anticipate that the product could become commercially available during 2016.

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

Check MateTM — addresses the sports and aviation market’s demand for a lightweight, inexpensive monitor for measuring SpO2 and heart rate during physically active and high-altitude activities. It offers the user a greater ability to monitor these vital signs under motion and is less expensive than most other available devices. The Check Mate was first introduced commercially during third quarter of 2005. The Check Mate does not require FDA approval or registration. It carries the CE and CSA mark for safety and audited manufacturing processes.

PulseOx 7500TM — a monitor for extended monitoring of SpO2 and heart rate by means of RPO. The monitor is being initially marketed for pre screening of sleep apnea sufferers. Its main advantages include: (i) long lasting battery equivalent to a month’s use of monitoring using only a fraction of the power used by competitive devices   and hence a lower cost of ownership and (ii) resistance to many forms of motion, reducing its susceptibility to the motion artifacts that are typical of other similar pulse oximetry devices.

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

 The PulseOx product line is subject to various licenses and distribution agreements that we have granted pursuant to which we are entitled to royalties from the PulseOx product line (whether distributed as a standalone or as part of bundled products). As of December 31, 2014, we have generated to date revenues of $47,214 from one of these agreements which is currently in default due to a failure of the licensee to pay a minimum annual royalty of $60,000. This agreement is now operating on a non-exclusive basis.

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

Patents and Proprietary Information

We currently rely on a combination of patent, trade secret, copyright and trademark law, as well as non-disclosure agreements and invention assignment agreements, to protect proprietary information. However, such methods may not afford complete protection and there can be no assurance that other competitors will not independently develop such processes, concepts, ideas and documentation. As of April 2015, we held twelve patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our unique sensors for radiance based diagnostics using pulse oximetry. Although we believe that our existing issued patents provide a competitive advantage, there can be no assurance that the scope of our patent protection is or will be adequate to protect our technologies or that the validity of any patent issued will be upheld in the future.

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

Employees

As of April 2015, we had two employees working on a full time basis. None of these employees are subject to collective bargaining agreements.

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

We believe that our existing cash resources are insufficient to enable us to maintain operations as presently conducted and meet our obligations as they come due, as well pay outstanding loans which are currently due and payable. Our currently existing cash resources from sales will however enable us to maintain operations as presently conducted through September 30, 2015, so long as we do not settle any of our loans that are scheduled to mature during the period. Unless we raise additional funds or generate fees on an immediate basis, whether through the issuance of our securities, licensing fees for our technology or otherwise, we will be required to scale back operations. If we are unsuccessful in these efforts, we may consequently have to cease operations entirely.  Without adequate funding, we also may not be able to accelerate the development and deployment of our products, respond to competitive pressures and develop new or enhanced products. At the present time, we have no commitments for any financing, and there can be no assurance that capital will be available to us on commercially acceptable terms or at all. We may have difficulty obtaining additional funds as and when needed, and we may have to accept terms that would adversely affect our stockholders.   Any failure to achieve adequate funding will delay our development programs and product launches and could lead to abandonment of one or more of our development initiatives, as well as prevent us from responding to competitive pressures or take advantage of unanticipated acquisition opportunities. In addition to a number of outstanding amounts owed to suppliers and professional service providers, as of December 31, 2014 we owed approximately $2,185,000 on outstanding notes that we issued. We currently do not have the capital resources from which to pay these amounts.

Any additional equity financing may be dilutive to stockholders, and debt and certain types of equity financing, if available, may involve restrictive covenants or other provisions that would limit how we conduct our business or finance our operations.

Even if we raise funds to address our immediate working capital requirements, we also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerate product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. In addition, the deterioration in the general economic environment that began in 2008 and continued into 2014 further complicates our capital raising efforts.

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

WE HAVE A HISTORY OF LOSSES AND EXPECT TO INCUR LOSSES AND NEGATIVE OPERATING CASH FLOWS IN THE FUTURE.

Our accumulated deficit was approximately $22.3 million as of December 31, 2014. We expect our operating losses to continue as we continue to expend resources to further develop and enhance our technology offering, to complete prototyping for proof-of-concept, obtain regulatory clearances or approvals as required, expand our business development activities and finance capabilities and conduct further research and development. We also expect to experience negative cash flow in the short-term until licensing revenues become available through the implementation of the Company’s technology via client corporations for commercialization and distribution of products that include our technology.

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

As of April 2015, we have been issued twelve United States patents. One or more of the patents for our existing or future products, may be successfully challenged, invalidated or circumvented, or we may otherwise be unable to rely on these patents. These risks are also present for the process we use or will use for manufacturing our products. In addition, our competitors, many of whom have substantial resources and have made substantial investments in competing technologies, may apply for and obtain patents that prevent, limit or interfere with our ability to make, use and sell our products, either in the United States or in international markets.

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

THERE IS NO ESTABLISHED MARKET FOR OUR COMMON STOCK AND NONE MAY DEVELOP OR BE SUSTAINED.

Our Common Stock has been quoted on the OTC Market (Pink Sheets) under the symbol “SPOM”. The OTC Market (Pink Sheets) is a centralized quotation service that collects and publishes market maker quotes in real time. Because our stock does not trade on a national securities exchange this may affect the liquidity of our Common Stock.

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

FUTURE SALES OF COMMON STOCK OR OTHER DILUTIVE EVENTS MAY ADVERSELY AFFECT PREVAILING MARKET PRICES FOR OUR COMMON STOCK.

As of April 14, 2015, we had 100 million authorized shares of Common Stock, of which 7,039,679 shares of our Common Stock were issued and outstanding as of such date. An additional estimated 14,825,748 shares may be issued upon exercise or conversion of outstanding options, warrants and convertible securities. Many of the those options, warrants and convertible securities contain provisions that require the issuance of increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers or other transactions. The occurrence of any such event or the exercise or conversion of any of the options, warrants or convertible securities described above would dilute the interest in our company represented by each share of Common Stock and may adversely affect the prevailing market price of our Common Stock.

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

RISKS RELATED TO OPERATIONS IN ISRAEL

WE DEPEND ON OUTSOURCED RESEARCH AND DEVLOPMENT FACILITIES IN ISRAEL AND ARE SUSCEPTIBLE TO ANY EVENT THAT WOULD ADVERSELY AFFECT THEIR CONDITION.

All of our current outsourced research and development facilities are located in the State of Israel. Fire, natural disaster or any other cause of material disruption in our operation in this location could have a material adverse effect on our business, financial condition and operating results. As discussed above, to remain competitive in the network communications industry, we must respond quickly to technological developments. Damage to facilities in Israel could cause serious delays in the development of new products and services and, therefore, could adversely affect our business. In addition, the particular risks relating to our location in Israel are described below.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

 We do not own any real property.

We lease approximately 250 square feet in Kfar Saba, Israel which are the administrative offices for our subsidiary SPO Ltd. We paid $3,000 for the use of the office space for each of the fiscal years 2014 and 2013.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is quoted on the OTC Market (Pink Sheets) under the symbol “SPOM”. Trading of our Common Stock has been sporadic and limited. There can be no assurance that an established trading market will develop, that the current market will be maintained or that a liquid market for our Common Stock will be available in the future. Investors should not rely on historical stock price performance as an indication of future price performance.

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

	HIGH	LOW
Year Ended December 31, 2014
First Quarter	$0.06	$0.0251
Second Quarter	$0.04	$0.0032
Third Quarter	$0.065	$0.008
Fourth Quarter	$0.015	$0.0101

Year Ended December 31, 2013
First Quarter	$0.57	$0.148
Second Quarter	$0.57	$0.126
Third Quarter	$0.20	$0.10
Fourth Quarter	$0.196	$0.03

As of April 14, 2015, there were approximately 159 holders of record of our Common Stock. We believe that a number of shares of our Common Stock are held in either nominee name or street name brokerage accounts and, consequently, we are unable to determine the exact number of beneficial owners of our stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

We sold no securities during the three months ended December 31, 2014.

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

OVERVIEW

We are engaged in the design and development of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood, which is known as Reflectance Pulse Oximetry (RPO). RPO functions using an ASIC (application specific integrated circuit), which is equivalent to a “customized” semi-conductor. Using this technology, a sensor can be positioned on various body parts, minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhance wireless, stand-alone configurations facilitating expanded commercial possibilities. As of April 2015, we held 12 patents issued by the United States Patent and Trademark Office ("USPTO") and European Patent Authorities covering various aspects of our technologies.

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

 The SPO sports watch has been designed to measure continuous heart-rate wirelessly, without the need to wear a conventional chest strap.  This is a major and unique practical advantage over current products that we believe exist in the general leisure and wellness market.  As importantly, the sports watch will be able to read the heart rate without the sports enthusiast ceasing his physical activity. This will be made possible through the use of SPO’s patented reflectance technology. Subject to raising significant additional funds and securing a partnership with an existing market player, of which no assurances can be provided, we anticipate that the product should become commercially available through an OEM arrangement with a strategic market partner during 2016.

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

In addition, we are developing an innovative home-baby monitoring device for continuous measurement of wellness information to the parent or caregiver, while the baby is sleeping. This parental reassurance tool gives the company a technological competitive edge in providing an innovative, high performance solution for a market application that is applicable to most family homes. Subject to raising significant additional funds and securing a partnership with an existing market player, of which no assurances can be provided, we believe that the product could become commercially available through an OEM arrangement with a strategic market partner during 2016.

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

We recorded revenues of $461,000 for the twelve months ended December 31, 2014. Revenues resulted primarily from the initial shipments of a new consumer wellness product to mass-market retailers based in the United States. We have generated significant operating losses since inception and we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company. As of December 31, 2014, we had a backlog of approximately $814,000, consisting of orders for additional units of our wellness product that we expect to deliver during 2015.

However, we need to raise additional funds on an immediate basis in order to realize our business plan as well as pay outstanding loans in the approximate amount of $2,185,000, which are past due or mature during the year ended December 31, 2015. In January 2010, we restructured our operations in an attempt to focus primarily on our core technology for non-medical market operations. As of April 14, 2015, we had two employees working on a full-time basis. In addition, all research and development activities are performed on a sub-contracted basis. If we are unable to raise capital on an immediate basis, it may be necessary for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel and/or cease operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

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

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2014 (the “2014 Period”) AND THE YEAR ENDED DECEMBER 31, 2013 (the “2013 Period”)

REVENUES. Revenues for the 2014 Period were $461,000 compared to $556,000 in the 2013 Period. The decrease in revenues during the 2014 Period as compared to the 2013 Period is attributable to a decrease in purchase order of our consumer wellness product from mass-market retailers.

COSTS OF REVENUES. Costs of revenues include all costs related to products sold. Costs of revenues for the 2014 Period were 285,000 compared to $411,000 for the 2013 Period. The decrease in cost of revenues is primarily attributable to reduction in purchase orders and product shipped.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net consist primarily of expenses incurred in the design, development and testing of our products net of government grants and participation by others. These expenses consist primarily of contract design and testing services, supplies used and consulting and license fees paid to third parties. Research and development expenses, net, for the 2014 Period were 13,000 compared to $0 for the 2013 Period. The increase in research and development expenses, net in the 2014 Period as compared to the 2013 Period is primarily attributable to costs associated with new consumer related products under development.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to consultants for the provision of public relations, promotion and marketing services geared to the recreational sports and wellness markets. Selling and marketing expenses for 2014 Period were $108,000 compared to $58,000. The increase in selling and marketing expenses in the 2014 Period as compared to the 2013 Period is primarily attributable to additional marketing activities in preparation for the introduction of new consumer products.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the 2014 Period were $442,000 compared to $447,000 for the 2013 Period. The decrease in general and administrative expenses is primarily attributable to reduced costs of service providers.

FINANCIAL EXPENSE, NET. Financial expense net for the 2014 Period was $207,000 compared to $323,000 for the 2013 Period. The change from the 2013 Period to the 2014 Period was primarily attributable to an increase in interest on debt and non-cash expenses related to convertible debt and warrants in the amount of $107,000, and Exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Shekel (“NIS”) on liabilities denominated in NIS held by the subsidiary fluctuated from a $112,000 loss in 2013 to a $111,000 gain in 2014.

 NET LOSS. For the 2014 Period and 2013 Period, we had a net loss of $594,000 and $683,000, respectively. The decrease in net loss for the 2014 Period compared to the 2013 Period is primarily attributable to an increase in gross profits in the approximate amount of $31,000, an increase in our selling and marketing expenses in the approximate amount of $50,000, a decrease in our general and administrative expenses in the approximate amount of $5,000, and a decrease in financial expenses in the approximate amount of $116,000.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds and/or generate revenues on an immediate basis in order to meet our on-going operating requirements, pay outstanding loans in the aggregate approximate amount of $2,185,000 and to realize our restructured business plan. Our currently existing cash resources from sales are sufficient to satisfy our operating requirements through September 30, 2015. If we are unable to raise capital on an immediate basis through a financial raise or revenues it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel, or ceasing operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern. Any additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations.

As of December 31, 2014, we had approximately $2,000 from cash and cash equivalents available to us, compared to $286,000 cash and cash equivalents as at December 31, 2013.

We generated negative cash flow from operating activities of approximately $694,000 during the 2014 Period compared to negative cash flow of $274,000 for the 2013 Period. The increase in negative cash flows is primarily attributable to increased receivables and prepaid expenses

To date, we have financed our operations primarily from debt financing and the sale of our securities. See Notes 5 and 9 in our consolidated financial statements accompanying this Annual Report on Form 10-K.

During 2014, we raised $425,000 from order financing promissory notes. These notes were paid or are scheduled to be paid in 2015.

 Recently Issued Accounting Pronouncements

During 2014, there were no recently issued accounting pronouncements which were issued and which have relevancy to our business.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING; CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

During the course of 2011 we affected a series of reductions in workforce that caused the number of our employees to drop from six as of December 31, 2010, to two as of December 31, 2014. As a result of this decline, we were unable to ensure a proper segregation of duties amongst different employees. This had an effect on our internal controls over financial reporting, primarily in the authorization, monitoring and segregation of duties.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, has, with the assistance of external financial advisor and our audit committee, conducted an evaluation of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, management employed the framework incorporated under the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on use of this framework, management believes that, as of December 31, 2014, the Company’s internal control over financing reporting were effective based on those criteria.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2014, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

 None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management

The individuals who serve as our executive officers and directors are:

NAME	AGE	POSITION
Michael Braunold	55	President, Chief Executive Officer and Director
Sidney Braun	55	Director (1)

(1)	Audit Committee and Compensation Committee Member.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires each of our officers and directors and each person who owns more than 10% of a registered class of our equity securities to file with the SEC an initial report of ownership and subsequent reports of changes in such ownership. Such persons are further required by SEC regulation to furnish us with copies of all Section 16(a) forms (including Forms 3, 4 and 5) that they file. Based solely on our review of the copies of such forms received by us with respect to fiscal year 2014, or written representations from certain reporting persons, we believe all of our directors and executive officers met all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation for the last fiscal year awarded to, earned by, or paid to our Chief Executive Officer, our sole executive officer (the "Named Executive Officer").

SUMMARY COMPENSATION TABLE

Name & Principal Position	Year	Salary ($)		Bonus ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
MICHAEL BRAUNOLD	2014	$159,000	(1)	—	—	$24,666	(2)	$183,666
President and Chief Executive Officer	2013	$159,000	(3)	—	—	$73,662	(4)	$232,662

(1)	Of this amount, $51,750 was paid in 2014 and $107,250 is being deferred.

(2)	Reflects remuneration for automobile and related benefits ($4,828), accrued vacation, and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($19,838).

(3)	Of this amount, $50,940 was paid in 2013 and $108,060 is being deferred.

(4)	Reflects payments made by us in connection with a leased automobile and related benefits ($6,782), accrued vacation, and contributions to insurance premiums paid under Israeli law for pension, severance and further education funds ($66,880 of which $44,062 is being deferred).

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2014

Name	Number of Securities Underlying Unexercised Options (#)(1) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Michael Braunold	12,500	—	—	$12.00	12/22/2015
	10,000	—	—	$2.60	12/05/2018

(1)	Options were issued under our 2005 Equity Incentive Plan and are fully vested.

EMPLOYMENT AGREEMENTS WITH SOLE EXECUTIVE OFFICER

MICHAEL BRAUNOLD. On May 18, 2005, we entered into an employment agreement with Michael Braunold, pursuant to which he serves as our Chief Executive Officer and President. On such date, Mr. Braunold and SPO Ltd., entered into an employment agreement pursuant to which Mr. Braunold serves as SPO Ltd.'s Chief Executive Officer. Each of the agreements with us and SPO Ltd. continues in effect through May 18, 2010; thereafter, the agreement and is automatically renewable for successive two year terms unless we or Mr. Braunold indicate in writing, upon 90 days prior to the scheduled termination of the term that such party does not intend to renew the agreement. Mr. Braunold is currently entitled to a monthly salary of $13,250 under the agreement with SPO Ltd. However, in order to reduce operating expenses and conserve cash, since July 2008 Mr. Braunold has been deferring a part of his salary and social benefits due thereon until such time as our cash position permits payment of salary in full without interfering with our ability to pursue our plan of operations, and, as of December 31, 2014, such deferred amount totaled an aggregate of $684,252. The agreements may be terminated by Mr. Braunold for any reason on 60 days written notice or for Good Reason (as defined in the employment agreement) or by us for Just Cause (as defined in the employment agreement) or for any other reason. In the event of a termination by Mr. Braunold for Good Reason or by us for any reason other than Just Cause, we are to pay Mr. Braunold an amount equal the base salary then payable, if any, for a period of twelve months as if the agreement had not been so terminated.

The agreement includes certain customary intellectual property development rights, confidentiality and non-compete provisions that prohibit the executive from competing with us for one year, or soliciting our employees for one year, following the termination of his employment.

COMPENSATION OF DIRECTOR

The following table summarizes data concerning the compensation of our sole non-employee director for the fiscal year ended December 31, 2014.

	Fees Earned	Option
	or paid	Awards($)	Total
Sidney Braun	$10,000 (1)	—	$10,000

(1)	Of this amount, $5,000 is being deferred (total deferred as of December 31, 2014 was $35,000).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the close of business on April 14, 2015, concerning shares of our common stock and other voting securities beneficially owned by each director and named executive officer, each other person beneficially owning more than 5% of our Common Stock and by all directors and executive officers as a group. The column entitled "Percentage of Outstanding Common Stock" shows the percentage of voting common stock beneficially owned by each listed person. The column entitled "Percentage of Outstanding Series A Preferred Stock" shows the percentage of total Series A Preferred Stock, par value $0.01 per share, beneficially owned by each listed person.

In accordance with the rules of the SEC, the table gives effect to the shares of common stock that could be issued upon the exercise of outstanding options and warrants within 60 days of April 14, 2015. Unless otherwise noted in the footnotes to the table and subject to community property laws where applicable, the following individuals have sole voting and investment control with respect to the shares beneficially owned by them. We have calculated the percentages of shares beneficially owned based on 7,039,679 shares of Common Stock outstanding at April 14, 2015.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Owned Beneficially		% of Outstanding Shares of Common Stock	Number of Shares of Series A Owned	% of Outstanding Series A Preferred Stock

Michael Braunold	59,696	(2)	*	100	100%

Sidney Braun	8,750	(3)	*

All officers and directors	68,446		*	100	100%
as a group (2 persons)

5% Stockholders
AM145 Holdings LLC	355,000	(4)	5.0%

LE7 Consulting Group	370,000	(5)	5.3%

KCG Americas LLC	700,871	(6)	9.9%

*	Less than 1%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o SPO Medical, 3 Gavish Street POB 2454, Kfar Saba, Israel 44425.

(2)	Includes 22,500 shares of our Common Stock that are issuable upon exercise of vested options issued under our 2005 Equity Incentive Plan (the "2005 Plan").

(3)	Represents (i) shares issuable upon exercise of currently exercisable options under the Company's 2005 Non-Employee Directors Stock Option Plan and (ii) warrants to purchase 5,000 shares of our Common Stock issued in December 2009.

(4)	The above disclosure is based on a Schedule 13G filed by the stockholder on May 16, 2013.

(5)

Represents (i) 145,000 shares of the Company’s Common and (ii) a warrant for the purchase of 225,000 shares of the Company’s Common Stock. The above disclosure is based on a Schedule 13G filed by the stockholder on May 16, 2013.

(6)	The above disclosure is based on a Schedule 13G filed by the stockholder on February 6, 2015, as amended.

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

The following table presents information as of December 31, 2014 with respect to compensation plans under which equity securities were authorized for issuance, including the 2005 Plan and the Non-Employee Directors Plan and agreements granting options or warrants outside of these plans.

	NUMBER OF SECURITIES
	TO BE ISSUED UPON	WEIGHTED- AVERAGE	NUMBER OF SECURITIES
	EXERCISE OF	EXERCISE PRICE OF	REMAINING AVAILABLE FOR
	OUTSTANDING OPTIONS,	OUTSTANDING OPTIONS,	FUTURE ISSUANCE UNDER
	WARRANTS OR RIGHTS	WARRANTS OR RIGHTS	EQUITY COMPENSATION PLANS

Equity compensation plans approved by security holders	95,000	$7.80	6,500
Equity compensation plans not approved by security holders	295,884	$0.30
Total	390,884	$2.12	6,500

NON-SHAREHOLDER APPROVED PLANS

The following is a description of options and warrants granted to employees, directors, advisory directors and consultants that were outstanding as of December 31, 2014.

As of December 31, 2014, we had outstanding options and warrants to purchase an aggregate of 295,884 shares of our Common Stock which were granted outside of the Plans. These are comprised of the following: (i) to employees 22,319, and (ii) 273,565 warrants issued to service providers.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by Brightman Almagor Zohar & Co., Certified Public Accountants, a member firm of Deloitte Touche Tohmatsu Limited, for the audit of our annual financial statements for the year ended December 31, 2014 and 2013.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2014	December 31, 2013
Audit Fees	$26,500	$26,500
Audit Related Fees	$—	—
Tax Fees	$3,500	$3,500
All Other Fees	$—	—
Total	$30,000	$30,000

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

DATE: April 14, 2015	/s/ Michael Braunold
Michael Braunold
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Sidney Braun	Chairman, Director	April 14, 2015
Sidney Braun

/s/ Michael Braunold	President, Chief Executive Officer and Director	April 14, 2015
Michael Braunold

SPO GLOBAL INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2013

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of

SPO GLOBAL Inc.

We have audited the accompanying consolidated balance sheets of SPO GLOBAL INC. ("the Company") and its subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements, present fairly, in all material respects, the financial position of the Company and its subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Brightman Almagor Zohar & Co

Brightman Almagor Zohar & Co.

Certified Public Accountants

A member firm of Deloitte Touche Tohmatsu Limited

Tel-Aviv, Israel

April 14, 2015

SPO GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	December 31,	December 31,
	2014	2013

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2	$286
Accounts receivable	139	—
Prepaid expenses and other accounts receivable	300	61

	441	347

LONG TERM ASSETS

Severance pay fund	159	168

PROPERTY AND EQUIPMENT, NET	31	22

Total assets	$631	$537

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Short-term loans	$2,185	$700
Trade payables	67	38
Employees and Payroll accruals	848	774
Accrued expenses and other liabilities	512	531
	3,612	2,043

Long-Term Liabilities
Long-Term Loans	—	882
Accrued severance pay	258	271
	258	1,153

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock $0.01 par value
Authorized - 2,000,000 shares, issued and outstanding - 100 Series A shares at December 31, 2014 and 2013, respectively	— (*)	— (*)
Common stock $0.01 par value-
Authorized - 100,000,000 shares, issued and outstanding - 6,418,368 and 5,305,608 shares as at December 31, 2014 and 2013, respectively (**)	64	53
Additional paid-in capital	18,974	18,971
Accumulated deficit	(22,277)	(21,683)
	(3,239)	(2,659)
Total liabilities and stockholders’ deficiency	$631	$537

(*) Less than $1
(**) The number of shares have been adjusted retroactively to reflect the one for twenty reverse split of our common stock dated October 7, 2013.

The accompanying notes to these financial statements are an integral part thereof.

SPO GLOBAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	12 Months ended December 31,
	2014	2013

Revenues	$461	$556
Cost of revenues	285	411

Gross profit	176	145

Operating expenses
Research and development	13	—
Selling and marketing	108	58
General and administrative	442	447

Total operating expenses	563	505

Operating loss	(387)	(360)

Financial expense, net	(207)	(323)
Net loss for the period	$(594)	$(683)

Basic and diluted loss per share (*)	$(0.10)	$(0.17)
Weighted average number of shares outstanding used in computation of basic loss per share (*)	6,046,686	4,103,186

(*) The number of shares have been adjusted retroactively to reflect the one for twenty reverse split of our common stock dated October 7, 2013.

The accompanying notes to these financial statements are an integral part thereof.

SPO GLOBAL INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

U.S. dollars in thousands (except share and per share data)

		Additional
		paid-in	Accumulated
	Stock capital	capital	deficit	Total
Balance as of January 1, 2013	$565	$17,832	$(21,000)	$(2,603)

Conversion of convertible debt to shares	307	(158)		149
Issuance of debt containing beneficial conversion feature		204		204
Exercise of Penny warrants	24			24
Revaluation of warrants		12		12
Shares issued for cash ($0.025 per share)	100	127		227
Issuance of warrants to an investor		2		2
Issuance of ordinary stock to service providers	1	8		9
1 for 20 reverse stock split	(944)	944		—
Net Loss			(683)	(683)
Balance as of December 31, 2013	$53	$18,971	$(21,683)	$(2,659)

Conversion of convertible debt to shares	11	3		14
Net Loss			(594)	(594)
Balance as of December 31, 2014	$64	$18,974	$(22,277)	$(3,239)

The accompanying notes to these financial statements are an integral part thereof.

SPO GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

	12 Months ended December 31,
	2014	2013

Cash Flows from Operating Activities
Net Loss for the period	$(594)	$(683)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	6	7
Non-cash expenses related to convertible debt	40	103
Stock-based compensation to service providers	—	9
Non-cash (income) related to warrants to issue shares	—	(18)
Non-cash expense related to warrants issued to an investor	—	2
Changes in assets and liabilities:
Increase in accrued interest payable on loans	152	50
(Increase) in accounts receivable	(139)	—
(Increase) in prepaid expenses and other receivables	(239)	(51)
Increase in trade payables	29	33
(Decrease) increase in accrued severance pay, net	(4)	10
Increase in accrued expenses and other liabilities	55	264
Net cash used in operating activities	(694)	(274)

Cash Flows from Investing Activities
Purchase of property	(15)	(29)
Net cash used in investing activities	(15)	(29)

Cash Flows from Financing Activities
Proceeds from sale of shares and warrants, net of issuance costs	—	227
Payments of loans	—	(14)
Proceeds from loan	425	352
Net cash provided by financing activities	425	565

Increase (decrease) in cash and cash equivalents	(284)	262
Cash and cash equivalents at the beginning of the period	286	24
Cash and cash equivalents at the end of the period	$2	$286

Non cash transactions
Conversion of convertible debt to shares	$14	$149
Exercise of warrants in consideration of concession of debt	$—	$24
Discount on convertible notes recognized to beneficial conversion feature	$—	$204
Reduced exercise price of warrants in consideration of concession of debt	$—	$12

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$138	$76

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

Effective October 4, 2013, the Company changed its corporate name to “SPO Global Inc”.

The Company implemented a 1-for-20 reverse stock split on October 7, 2013. All share and per share amounts and calculations in these financial statements have been retroactively adjusted to reflect the effects of the reverse stock split.

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the year ended December 31, 2014, resulted in a net loss of $594, and the Company’s balance sheet reflects a net stockholders’ deficit of $3,239. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. As disclosed in previous filings with the Securities and Exchange Commission, management has been attempting to raise additional cash from current and potential stockholders and plans to continue these efforts. There can be no assurance that this capital will be available and if it is not, the Company may be forced to substantially curtail or cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Property and Equipment:

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, as follows:

Office furniture, equipment and molds	five - fifteen years
Automobile	six years

In accordance with ASC 360-10, “Accounting for Impairment or Disposal of Long-Lived Assets”, management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable based on estimated future undiscounted cash flows. If so indicated, an impairment loss would be recognized for the difference between the carrying amount of the asset and its fair value. There were no impairment losses in the years ended December 31, 2014 and 2013.

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

Stock-based compensation cost relating to stock options is based on the value of the portion of the award that is ultimately expected to vest. ASC 718-10 requires forfeitures to be estimated at the time of grant in order to estimate the portion of the award that will ultimately vest. Such portion is currently estimated at 0%, based on the Company's historical rates of forfeiture.

The following table summarizes the effects of stock-based compensation resulting from the application of ASC 718 and ASC 505-50 included in Statement of Operations:

	Year ended December 31,
	2014	2013

Selling and marketing	$—	$9
General and administrative	—	—
Financing	—	—
	$—	$9

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

NOTE 4  PROPERTY AND EQUIPMENT, NET

	As of December 31,
	2014	2013
Cost:
Office furniture, equipment and molds	$20	$5
Automobile	$24	$24

Less accumulated depreciation:	$13	$7

Property and Equipment, net	$31	$22

Depreciation expenses for the years ended December 31, 2014 and 2013 amounted to $6 and $7, respectively.

NOTE 5 LOANS PAYABLE

In December 2005, the Company completed the private placement to certain accredited investors that commenced in April 2005 for the issuance of up to $1,544 of units of its securities, with each unit comprised of (i) the Company’s 18 month 8% promissory note (collectively, the "April 2005 Notes") and (ii) three year warrants (expired). As of December 31, 2014, the remaining outstanding April 2005 Notes principal and accrued interest totaled $692. The Company reached an agreement with the investors to extend the maturity date of loans totaling $304 for an additional 24 months to December 31, 2015. The remaining balance of $388 is past due.

In July 2006, the Company commenced a private placement of units of its securities, the (“Loan Notes”), with each unit comprised of (i) the Company’s 8% month promissory note due 12 months from the date of issuance and (ii) warrants, pursuant to which the Company raised $550 (the maximum amount that could be raised from this offering). As of December 31, 2014, approximately $191 in respect of the principal and accrued interest on these notes remains outstanding. These notes are past due.

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

In August and November, 2011, the Company received $75 and $200 from existing investors on account for loans. The loans were scheduled to mature in August and November 2013 and bear interest at the rate of 15% per annum. Principal and accrued interest is convertible into shares of the Company’s common stock at the option of the holder at the conversion price of $0.50 (post reverse stock split) per share. In August 2013, the Company issued to the investors warrants, exercisable through August and November, 2015, to purchase, in the aggregate, up to 45,833 shares of our common stock at a per share exercise price of $0.50. The Company reached an agreement with the investors to extend the maturity date of each loan to February and May 2015, respectively.

On March 22, 2012, the Company entered into Convertible Note Agreements with two investors pursuant to which the Company received $25 from each investor. The original maturity date of the notes was originally scheduled for September 22, 2012. The notes bear interest at a per annum rate of 20%. The principal and accrued interest are convertible to common stock of the Company at a conversion rate of $0.50 (post reverse stock split) per share. The Company reached an agreement with the investors to extend the maturity date of each loan for an additional 18 months to February 21, 2015 and March 22, 2015.

On May 1, 2012, the Company entered into a Convertible Note Agreement with an investor pursuant to which the Company received $25. The maturity date of the note was November 1, 2012. The note representing the advance bears interest at a per annum rate of 20%. The principal and accrued interest are convertible to common stock of the Company at a conversion rate of $0.50 (post reverse stock split) per share. The Company reached an agreement with the investor to extend the maturity date to May 1, 2015.

On June 19, 2012, the Company entered into a Convertible Note Agreement with an investor pursuant to which the Company received $50. The original maturity date of the note representing the advance was June 19, 2013. The Note bears interest at a per annum rate of 23%. The principal and accrued interest are convertible to common stock of the Company at a conversion rate of $0.50 (post reverse stock split) per share. The Company reached an agreement with the investor to extend the maturity date to December 19, 2014. The loan is past due.

On July 19, 2012, the Company entered into a Convertible Note Agreement with an investor pursuant to which the Company received $50. The original maturity date of the note representing the advance was July 19, 2013. The note bears interest at a per annum rate of 23%. The principal and accrued interest are convertible to common stock of the Company at a conversion rate of $0.50 (post reverse stock split) per share. The Company reached an agreement with the investor to extend the maturity date s to January 19, 2015.

On August 23, 2012, the Company entered into a Convertible Note Agreement with an investor pursuant to which the Company received $50. The original maturity date of the note was August 23, 2013. The note bears interest at a per annum rate of 23%. The principal and accrued interest are convertible to common stock of the Company at a conversion rate of $0.50 (post reverse stock split) per share. The Company reached an agreement with the investor to extend the maturity date to February 23, 2015.

On August 27, 2012, the Company entered into a Loan Agreement with an investor pursuant to which the Company was to be advanced $29 in monthly installments ranging from $4 to $1 from August 2012 through June 2013. As of December 31, 2014, the Company received $21 pursuant to the loan agreement. The loan is due on demand and is non-interest bearing.

On April 12, 2013, the Company entered into a Convertible Note Agreement pursuant to which the Company received an additional loan in the principal amount of $32.5 from the above referenced investor. The scheduled maturity date of the note was April 12, 2014. The note bears interest at a per annum rate of 8%. Commencing October 9, 2013, the Investor is entitled to convert all or any part of the outstanding and unpaid principal amount on the note, as well as the interest accrued, into shares of the Company’s Common Stock at a conversion rate equal to 55% of the average of the five lowest closing sale prices during the ten days preceding the conversion date. As of December 31, 2014, $28 of principal and accrued interest was converted into shares of Common Stock.

On December 27, 2013, the Company entered into agreements with an accredited investor and a current shareholder of the Company, relating to a private placement of $250 in principal amount of the Company’s Convertible Promissory Note due December 28, 2015. The note was issued pursuant to a Subscription Agreement dated as of December 27, 2013 between the Company and the Investor. Interest on the Note accrues at the rate of 10% per annum and is payable in cash in arrears upon the earlier of (i) each six months from the date of the note (ii) or the date of conversion or (iii) at maturity, whichever occurs first, and will continue to accrue until the Note is fully converted and/or paid in full. The note is convertible into shares of the Company’s common stock at the Investor’s option at a conversion rate equal to the average of the closing price of the Common Stock for the ten consecutive trading days immediately preceding the date a notice of conversion is delivered. The Investor may not exercise the conversion right if the shares issuable upon conversion, together with shares held by the Investor, exceed 9.99% of the then outstanding shares of the Company after such conversion and/or exercise. Under the terms of the Subscription Agreement, at any time that the note (or any portion thereof) is converted, the Investor is to receive warrants, exercisable for two years following the date of issuance for Common Stock equal to 50% of the number of shares of Common Stock issued upon conversion of the Note (or any part thereof) at a per share warrant exercise price equal to twice the conversion price.

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

On July 1, 2014, the Company entered into a loan agreement with an investor pursuant to which the Company received a loan in the principal amount of $50 to be used for order financing. The principle amount of the loan with a $4 fee was repayable by November 30, 2014. If the loan is not repaid by the scheduled maturity date, the principle amount of the loan shall begin to accrue interest at a rate of 12% per annum from the maturity date until repayment in full.

On August 1, 2014, the Company entered into a loan agreement with an investor pursuant to which the Company received a loan in the principal amount of $200 to be used for order financing. The principle amount of the loan with a $16 fee was repayable by November 30, 2014. If the loan is not repaid by the scheduled maturity date, the principle amount of the loan shall begin to accrue interest at a rate of 12% per annum from the maturity date until repayment in full.

NOTE 6 EMPLOYEES AND PAYROLL ACCRUALS

The Company recorded a liability to its employees in respect of unpaid salaries and employment benefits, which also includes accruals for salaries and benefits thereon that have been deferred since July 2008. On July 15, 2010, the Company issued to part of the employees three year warrants to purchase up to 345,000 shares of the Company’s Common Stock at a per share exercise price of $0.20 (post reverse stock split) in consideration of the waiver by such employees of amounts payable to them. As of December 31, 2014 and 2013, the Company’s liability to its employees in respect of unpaid salaries aggregated $705 and $622, respectively.

NOTE 7 ACCRUED EXPENSES AND OTHER LIABILITIES

	As of December 31,
	2014	2013

Royalties to the office of the Chief Scientist	$452	$467
Other accrued expenses	60	64
	$512	$531

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

Severance pay expense/(income) for the years ended December 31, 2014 and 2013 amounted to $(22) and $10, respectively, after conversion from NIS to U.S. dollars.

NOTE 9 CAPITAL TRANSACTIONS

Common Stock and Common Stock Equivalents

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

During the year ended December 31, 2014, the Company issued 1,112,760 (post reverse stock split) shares of its common stock upon conversion of $14 in principal of convertible promissory notes.

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

NOTE 11 STOCKHOLDER'S DEFECIENCY

Authorized Shares

The Company has two classes of capital stock: common and preferred. As of December 31, 2014 and 2013, the Company had 100,000,000 shares of common stock authorized and 2,000,000 shares of preferred stock authorized both at $0.01 par value per share.

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

With respect to compensation expenses recorded in 2014 and 2013, relating to options granted through December 31, 2014, the Company applied the provisions of ASC 718-10, which require employee share-based equity awards to be accounted for under the fair value method, ASC 718-10 requires the use of an option pricing model for estimating fair value, which is then amortized to expense over the service periods.

During 2014 and 2013 the Company recorded Stock-based compensation expenses in the amount of $0 and $9, respectively.

The 2005 Plan and the Non-Employee Directors Plan authorized options exercisable into 95,000 (post reverse stock split) shares of common stock at an exercise price of $7.80. As of December 31, 2014, options for an aggregate of 6,500 (post reverse stock split) shares of Common Stock remain available for future grants under the Company’s 2005 Plan and 2005 Directors Plan.

Stock Options:

Options outstanding and exercisable at December 31, 2014 and 2013 (post reverse stock split):

	As of December 31, 2014
	Amount of Options	Weighed Average Exercise Price

Outstanding at the beginning of the year	77,500	$9.20
Expired	20,450	—
Outstanding at the end of the year	57,050	$9.41

Exercisable at the end of the year	57,050	$9.41

	As of December 31, 2013
	Amount of Options	Weighed Average Exercise Price

Outstanding at the beginning of the year	77,500	$9.20
Forfeited	—	—
Outstanding at the end of the year	77,500	$9.20

Exercisable at the end of the year	77,500	$9.20

The options outstanding as of December 31, 2014, have been separated into ranges of exercise price as follows:

Range of exercise price	Options outstanding as of December 31, 2014	Weighted average remaining contractual life (years)	Weighted average exercise price	Options exercisable as of December 31, 2014	Weighted average exercise price of options exercisable

$2.60	24,250	3.69	$2.60	24,250	$2.60
$3.00	6,650	3.83	$3.00	6,650	$3.00
$12.00	18,150	0.97	$12.00	18,150	$12.00
$17.00	3,000	2.00	$17.00	3,000	$17.00
$37.00	5,000	1.80	$37.00	5,000	$37.00
	57,050	2.59	$9.41	57,050	$9.41

Stock Warrants

The Company has the following warrants outstanding (post reverse stock split) as of December 31, 2014:

Issuance date	number of warrants issued	Exercise price	Exercisable as of December 31, 2014	Exercisable Through

2005-2010 (1)	245,884	0.20	245,884	April -September 2015
2012 (2)	45,833	0.50	45,833	October 2015
2013 (3)	160,000	0.10	160,000	December 2019
2013 (4)	12,500	2.00	12,500	May 2018
2013 (5)	50,000	0.80	50,000	May 2018

(1)	Warrants issued to service providers 223,565, and ex-employees 22,319.

(2)	Warrants issued to investors.

(3)	Warrants issued to lenders in return for extended maturity dates.

(4)	Warrants issued to investors.

(5)	Warrants issued in connection with capital raise.

Dividends

The Company does not intend to pay cash dividends in the foreseeable future.

NOTE 12 FINANCIAL EXPENSE

Financial expense is comprised of the following:

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013
Non-cash expenses related to convertible debt	$(40)	$(103)

Non-cash expenses related to warrants to issue shares	—	18

Interest in respect of debt instruments and liabilities	(278)	(126)

Exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Shekel (“NIS”) on liabilities denominated in NIS held by the subsidiary	111	(112)

	$(207)	$(323)

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

In accordance with ASC 740-10, the components of deferred income taxes are as follows:

	As of December 31,
	2014	2013

Tax on net operating losses carryforward	$6,374	$6,030
Less - valuation allowance	(6,374)	(6,030)
	$—	$—

The Company has provided valuation allowances in respect of deferred tax assets resulting from tax loss carryforward and other temporary differences. Management currently believes that since the Company has a history of losses it is more likely than not that the deferred tax regarding the loss carryforward and other temporary differences will not be realized in the foreseeable future.

Net operating loss carryforwards as of December 31, 2014 and 2013 are as follows:

	As of December 31,
	2014	2013

Israel	$11,671	$10,749
USA	9,876	9,550
Total	$21,547	$20,299

Net operating losses in Israel may be carried forward indefinitely. Net operating losses in the U.S. are available through 2034.

NOTE 14 COMMITMENTS AND CONTINGENCIES

Government of Israel

The Company’s wholly owned subsidiary, SPO Ltd., is committed to pay royalties to the Office of the Chief Scientist of the Government of Israel (“OCS”) on sales of products, the research and development of which the OCS has participated in by way of grants, up to the amount of 100%-150% of the grants received plus interest at dollar LIBOR. The royalties are payable at a rate of 3% for the first three years of product sales and 3.5% thereafter. The total amount of grants received or accrued, net of royalties paid or accrued, as of December 31, 2014 was $1.3 million. The refund of the grants is contingent upon the successful outcome of the research and development and the attainment of sales. The Company has no obligation to refund these grants, if sales are not generated. The financial risk is assumed completely by the OCS. The grants were received from the OCS on a project-by-project basis. If the project fails the Company has no obligation to repay any grant received for the specific unsuccessful or aborted project. As of December 31, 2014 and 2013 the Company has recorded a provision for $452 and $467, respectively, in royalties from sales of its products. Owing to the current financial situation of the Company, the Company has deferred these payments under an informal agreement with the OCS.

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

NOTE 15 SUBSEQUENT EVENTS

On February 3, 2015, the Company issued 319,672 shares of its common stock upon conversion of convertible debt of approximately $2.

On February 9, 2015, the Company issued 301,639 shares of its common stock upon conversion of convertible debt of approximately $2.

