Form 10-Q
period 2015-03-31
SPO Global Inc
filed 2015-05-14
CIK 716778

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

MARK ONE

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2015 or

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

As of May 14, 2015, SPO Global Inc. had outstanding 7,039,679 shares of common stock, par value $0.01 per share.

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

2

SPO GLOBAL INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share and per share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4	$2
Accounts receivable	160	139
Prepaid expenses and other accounts receivable	157	300

	321	441

LONG TERM ASSETS

Severance pay fund	165	159

PROPERTY AND EQUIPMENT, NET	29	31

Total assets	$515	$631

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Short-term loans	$2,125	$2,185
Trade payables	61	67
Employees and Payroll accruals	868	848
Accrued expenses and other liabilities	547	512
	3,601	3,612

Long-Term Liabilities
Accrued severance pay	269	258
	269	258

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ DEFICIENCY
Preferred stock $0.01 par value
Authorized - 2,000,000 shares, issued and outstanding - 100 Series A shares at March 31, 2015 and December 31, 2014, respectively	— (*)	— (*)
Common stock $0.01 par value-
Authorized - 100,000,000 shares, issued and outstanding - 7,039,679 and 6,418,368 shares as at March 31, 2015 and December 31, 2014, respectively	70	64
Additional paid-in capital	18,971	18,974
Accumulated deficit	(22,396)	(22,277)
	(3,355)	(3,239)
Total liabilities and stockholders’ deficiency	$515	$631

(*) Less than $1

The accompanying notes to these financial statements are an integral part thereof.

SPO GLOBAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands (except share and per share data)

	3 Months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)

Revenues	$405	$28
Cost of revenues	294	2

Gross profit	111	26

Operating expenses
Research and development	5	6
Selling and marketing	17	16
General and administrative	139	121

Total operating expenses	161	143

Operating loss	(50)	(117)

Financial expense, net	(69)	(56)
Net loss for the period	$(119)	$(173)

Basic and diluted loss per share	$(0.02)	$(0.03)
Weighted average number of shares outstanding used in computation of basic loss per share	6,788,970	5,517,252

The accompanying notes to these financial statements are an integral part thereof.

SPO GLOBAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands (except share and per share data)

	3 Months ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net Loss for the period	$(119)	$(173)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation	2	1
Non-cash expenses related to convertible debt	15	14
Non-cash expense related to warrants to issue shares	—	4
Changes in assets and liabilities:
Increase in accrued interest payable on loans	34	30
(Increase) in accounts receivable	(21)	—
Decrease in prepaid expenses and other receivables	143	1
(Decrease) in trade payables	(6)	(14)
Increase in accrued severance pay, net	5	4
Increase in accrued expenses and other liabilities	55	33
Net cash provided by (used in) operating activities	108	(100)

Cash Flows from Financing Activities
Payments of loans	(106)	—
Net cash used in financing activities	(106)	—

Increase (decrease) in cash and cash equivalents	2	(100)
Cash and cash equivalents at the beginning of the period	2	286
Cash and cash equivalents at the end of the period	$4	$186

Non cash transactions
Conversion of convertible debt to shares	$3	$5

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$31	$27

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

NOTE 2 GOING CONCERN

As reflected in the accompanying financial statements, the Company’s operations for the period ended March 31, 2015, resulted in a net loss of $119, and the Company’s balance sheet reflects a net stockholders’ deficit of $3,355. The Company’s ability to continue operating as a “going concern” is dependent on its ability to raise sufficient additional working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared on a going concern basis, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. As disclosed in previous filings with the Securities and Exchange Commission, management has been attempting to raise additional cash from current and potential stockholders and plans to continue these efforts. There can be no assurance that this capital will be available and if it is not, the Company may be forced to substantially curtail or cease operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 SIGNIFICANT ACCOUNTING POLICIES

The accompanying un-audited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with Rule 8-03 of Regulation S-X. These financial statements reflect all adjustments, consisting of normal recurring adjustments and accruals, which are, in the opinion of management, necessary for a fair presentation of the financial position of the Company as of March 31, 2015 and the results of operations and cash flows for the interim periods indicated in conformity with generally accepted accounting principles applicable to interim periods. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Operating results for the three months ended March 31, 2015, are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

NOTE 4 PROPERTY AND EQUIPMENT, NET

	March 31, 2015	December 31, 2014
Cost:
Office furniture, equipment, and molds	$14	$21
Automobile	$23	$23

Less accumulated depreciation:	$8	$13

Property and Equipment, net	$29	$31

Depreciation expense for the period ended March 31, 2015 amounted to $2. The Company disposed of fully depreciated office furniture and equipment in the amount of approximately $7.

NOTE 5 CAPITAL TRANSACTIONS

During the period ended March 31, 2015, the Company issued 621,311 shares of its common stock upon conversion of $3 in principal of convertible promissory notes.

NOTE 6 FINANCIAL EXPENSE

Financial expense is comprised of the following:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
Non-cash expenses related to convertible debt	$(15)	$(14)
Non-cash expenses related to warrants to issue shares	—	(4)
Interest in respect of debt instruments and liabilities	(65)	(57)
Exchange rate differences caused by fluctuations in the exchange rate with the New Israeli Shekel ("NIS") on liabilities denominated in NIS held by the subsidiary	11	19
	$(69)	$(56)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES RELATED TO THOSE STATEMENTS. SOME OF OUR DISCUSSION IS FORWARD-LOOKING AND INVOLVES RISKS AND UNCERTAINTIES. FOR INFORMATION REGARDING RISK FACTORS THAT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, REFER TO THE RISK FACTORS SECTION OF THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014.

OVERVIEW

SPO Global Inc. (“we” or the “Company”) is engaged in the design, development and marketing of non-invasive pulse oximetry technologies to measure blood oxygen saturation and heart rate. We have developed and patented proprietary technology that enables the measurement of heart rate and oxygen saturation levels in the blood, which is known as Reflectance Pulse Oximetry (RPO). Using RPO, a sensor can be positioned on various body parts, hence minimizing problems from motion artifacts and poor perfusion. The unique design features contribute to substantially lower power requirements and enhance wireless, stand-alone configurations facilitating expanded commercial possibilities. As of May 2015, we held 12 patents issued by the United States Patent and Trademark Office ("USPTO") covering various aspects of our technologies. Our technologies are currently applied to products that are designed for use in the homecare, professional medical care, sports, safety and search and rescue markets.

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

The SPO sports watch has been designed to measure continuous heart-rate wirelessly, without the need to wear a conventional chest strap.  This is a major and unique practical advantage over current products that we believe exist in the general leisure and wellness market.  As importantly, the sports watch will be able to read the heart rate without the sports enthusiast ceasing his physical activity. This will be made possible through the use of SPO’s patented reflectance technology. Subject to raising significant additional funds and securing a partnership with an existing market player, of which no assurance can be provided, we anticipate that the product should become commercially available through an OEM arrangement with a strategic market partner during 2016.

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

In addition, we are developing an innovative home-baby monitoring device for continuous measurement of wellness information to the parent or caregiver, while the baby is sleeping. This parental reassurance tool gives the company a technological competitive edge in providing an innovative, high performance solution for a market application that is applicable to most family homes. Additionally, we are looking to expand the baby product offering by introducing a forehead thermometer incorporating our RPO technology which will enable monitoring vital sign information of babies and infants. Subject to raising significant funds and securing a partnership with an existing market player, of which no assurance can be provided, we believe that the products should become commercially available through an OEM arrangement with a strategic market partner during 2016.

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

We recorded revenues of $405,000 during the three months ended March 31, 2015 and $461,000 for the year ended December 2014. As of March 31, 2015, we had a backlog of approximately $409,000, consisting of orders for additional units of our wellness product that we expect to deliver during the remainder of 2015.

Revenues to date have resulted primarily from shipments of a new consumer wellness product to mass-market retailers based in the United States. We have generated significant operating losses since inception and we have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must therefore be evaluated in light of the problems, expenses, delays and complications associated with a development stage company.

However, we need to raise additional funds on an immediate basis in order to realize our business plan as well as pay outstanding loans due as of May 14, 2015 in the approximate amount of $1,265,000. In January 2010, we restructured our operations in an attempt to focus primarily on our core technology for non-medical market operations. As of May 14, 2015, we had two employees working on a full-time basis. In addition, all research and development activities are performed on a sub-contracted basis. If we are unable to raise capital on an immediate basis, it may be necessary for us to take further cost cutting measures to reduce our cash burn including laying-off additional personnel and/or cease operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, bad debts and income taxes. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations.

REVENUE RECOGNITION

We generate revenues principally from product manufacturing. Revenues generated from product manufacturing are recognized when such products are shipped.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE ENDED MARCH 31, 2015 AND THE THREE MONTHS ENDED MARCH 31, 2014.

REVENUES. Revenues for the three months ended March 31, 2015 were $405,000 as compared to $28,000 for the corresponding period in 2014. The increase in revenues for the three months ended March 31, 2015 as compared to the corresponding three months in 2014 is attributable to an increase in deliverable purchase orders.

COSTS OF REVENUES. Costs of revenues include all costs related to subcontracted manufacturing and product delivery. Cost of Revenues for the three months ended March 31, 2015 were $294,000 as compared to $2,000 for the corresponding period in 2014. The increase in cost of revenues for the three months ended March 31, 2015 as compared to the corresponding period in 2014 is attributable to the manufacturing costs associated with product sales in the relevant periods.

RESEARCH AND DEVELOPMENT EXPENSES, NET. Research and development expenses, net, consist primarily of expenses incurred in the design, development and testing of our products. These expenses consist primarily of subcontractor services, contract design and testing services, supplies used and consulting fees paid to third parties. Research and development expenses were $5,000 for the three months ended March 31, 2015 as compared to $6,000 for the corresponding period in 2014. The decrease in research and development expenses for the three months ended March 31, 2015 as compared to the corresponding period in 2014 is primarily attributable to a decrease in subcontract services.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses consist primarily of costs relating to compensation attributable to consultants for the provision of public relations, promotion and marketing services geared to the recreational sports and wellness markets. Selling and marketing expenses for the three months ended March 31, 2015 were $17,000 as compared to $16,000 for the corresponding period in 2014. The increase in selling and marketing expenses during the three months ended March 31, 2015 as compared to the corresponding period in 2014 is primarily attributable to additional marketing activities in preparation for the introduction of new consumer products.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses primarily consist of salaries and other related costs for personnel in executive and other administrative functions. Other significant costs include professional fees for legal and accounting services. General and administrative expenses for the three months ended March 31, 2015 were $139,000 as compared to $121,000 for the corresponding period in 2014.  The increase in general and administrative expenses during the three months ended March 31, 2015 as compared to the corresponding period in 2014 is primarily attributable to adjustments to accrued liabilities.

FINANCIAL EXPENSE, NET. Finance expense, net for the three months ended March 31, 2015 were $69,000 as compared to $56,000 for the corresponding period in 2014.  The increase in finance expenses during the three months ended March 31, 2015 as compared to the corresponding periods in 2014 is primarily attributable an increase in interest on debt instruments and liabilities in the amount of $8,000.

NET LOSS. Net loss for the three months ended March 31 2015 was $119,000 as compared to $173,000 for the corresponding periods in 2014.  The decrease in net loss during the three months ended March 31, 2015 as compared to the corresponding period in 2014 is primarily attributable to an increase in gross profits.

LIQUIDITY AND CAPITAL RESOURCES

We need to raise additional funds in order to meet our on-going operating requirements, pay outstanding loans due as of May 14, 2015 in the aggregate approximate amount of $1,265,000 and to realize our restructured business plan. We believe that our currently existing cash resources, including anticipated revenue stream, are sufficient to satisfy our operating requirements through September 30, 2015, provided that we are able to realize sales from backlog of approximately $409,000 and defer the outstanding loans. If we are unable to raise additional capital through a financial raise or revenues, it may be necessary for us to take further measures to reduce our cash burn including laying-off additional personnel, or ceasing operations entirely. No assurance can be given that we will be able to raise the needed capital. These conditions raise substantial doubt about our ability to continue as a going concern. Such “going concern” qualification may make it more difficult for us to raise funds if and when needed. In addition, any additional equity financings is likely to be dilutive to holders of our Common Stock and debt financing, if available, may require us to be bound by significant repayment obligations and covenants that restrict our operations.

As of March 31, 2015, we had $4,044 in cash and cash equivalents available to us.

We generated cash flow from operating activities of approximately $108,000 during the three months ended March 31, 2015 compared to negative cash flow of $100,000 for the 2014 corresponding period primarily due to a decrease in prepaid cost of sales of approximately $142,000.

To date, we have financed our operations primarily from debt financing and the sale of our securities. See Notes 5 and 9 in our consolidated financial statements accompanying our Annual Report on Form 10-K for the year ended December 31, 2014 filed on April 14, 2015 and Note 5 in our consolidated financial statements accompanying this Quarterly Report on Form 10-Q.

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

 CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. During the quarter ended March 31, 2015, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, these controls.

PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

We first disclosed in the quarterly report on Form 10-Q for the three months ended March 31, 2008, that we had not repaid principal and accrued interest that became due during the quarterly period covered by such report. We disclosed in subsequent quarterly reports on Form 10-Q additional amounts that became due in ensuing quarterly periods and the results of our efforts to resolve these matters. As of May 14, 2015, principal and accrued interest in the aggregate amount of approximately $1,265,000 is due and outstanding. We continue to hold discussions with certain of the holders of the outstanding debt in an attempt to resolve this matter; no assurance can be provided that we will be successful in concluding any mutually acceptable resolution of this matter.

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

DATE: May 14, 2015	/s/ Michael Braunold
Michael Braunold
Chief Executive Officer (Principal Executive
Officer and Principal Financial and Accounting Officer)

